Form 10-Q
period 2022-09-30
Federal Home Loan Bank of Pittsburgh
filed 2022-11-08
CIK 1330399

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2022
or
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

There were 29,250,949 shares of common stock with a par value of $100 per share outstanding at October 31, 2022.

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

During the third quarter of 2022, rising inflation, Federal Reserve Board (Federal Reserve) actions during their July and September meetings as well as speculation about future actions, were dominant themes. The Federal Reserve raised the Federal funds target range to 2.25% - 2.50% at its July meeting and raised the range again to 3.00% - 3.25% at its September meeting. Both changes were a result of improved economic indicators and rising future inflation expectations. During the third quarter of 2022, yields on U.S. Treasuries were higher relative to the prevailing yields in the second quarter of 2022. Longer term debt spreads relative to U.S. Treasuries were higher during the quarter due to investors preferring shorter maturities.

Results of Operations. The Bank's net income totaled $74.4 million for the third quarter of 2022, compared to $22.7 million for the third quarter of 2021. Higher net interest income was the primary driver for the year-over-year change. The net interest margin was 60 basis points in the third quarter of 2022 and 46 basis points in the third quarter of 2021. The increase in net interest margin was primarily due to the rising interest rate environment. For the nine months ended September 30, 2022, the Bank’s net income totaled $130.6 million, compared to $72.4 million for the same prior-year period. The $58.2 million increase was driven primarily by higher net interest income, partially offset by higher mark to market losses in derivative and trading securities. The net interest margin was 53 basis points for the first nine months of 2022 and 46 basis points for the first nine months of 2021. The increase in net interest margin was primarily due to lower funding costs and higher rates.

Financial Condition. Advances. Advances totaled $58.4 billion at September 30, 2022, an increase of $44.3 billion compared to $14.1 billion at December 31, 2021. In addition, the par value of advances that had a remaining maturity of more than one year also increased to 66% at September 30, 2022 compared to 39% at December 31, 2021. Although advance levels increased driven by member demand, it is not uncommon for the FHLBank to experience variances in the overall advance portfolio driven primarily by changes in member needs. Market liquidity, as well as recent Federal Reserve actions continue to impact members' need for advances.

The ability to grow and/or maintain the advance portfolio is affected by, among other things, the following: (1) the liquidity demands of the Bank's borrowers; (2) the composition of the Bank's membership; (3) members' regulatory requirements; (4) current and future credit market conditions; (5) housing market trends; (6) the shape of the yield curve and (7) advance pricing.

Liquidity. The Bank maintains liquidity to meet member borrowing needs and regulatory standards. Liquidity is comprised of cash, interest-bearing deposits, certificates of deposits, Federal funds sold, securities purchased under agreements to resell, and U.S. Treasury obligations classified as trading or available-for-sale (AFS). At September 30, 2022, the Bank held $15.4 billion of liquid assets compared to $9.7 billion at December 31, 2021. The $5.7 billion increase in liquid assets is in response to increased advance activity.

Investments. To enhance earnings, the Bank maintains investments classified as AFS and held-to-maturity (HTM) as well as certain trading securities, excluding those investments designated as liquidity. The Bank held $7.4 billion in its investment portfolio at September 30, 2022 compared with $8.8 billion at December 31, 2021, a decrease of $1.4 billion. Paydowns associated with the Bank's Agency MBS portfolio contributed to this decline. During the first nine months of 2022, the Bank’s MBS purchases were limited by narrow mortgage spreads.

Consolidated Obligations. The Bank's consolidated obligations totaled $80.6 billion at September 30, 2022, an increase of $47.0 billion from December 31, 2021. At September 30, 2022, bonds represented 61% of the Bank's consolidated obligations, compared with 69% at December 31, 2021. Discount notes represented 39% of the Bank's consolidated obligations at September 30, 2022 compared with 31% at year-end 2021. The overall increase in consolidated obligations outstanding is consistent with the increase in total asset balances.

Capital Position and Regulatory Requirements. Total capital at September 30, 2022 was $4.5 billion, compared to $2.7 billion at December 31, 2021. The increase was primarily due to increased capital stock as a result of higher advances. Total retained earnings at September 30, 2022 were $1.5 billion, compared with $1.4 billion at December 31, 2021. Accumulated other comprehensive income (AOCI) was $(66.9) million at September 30, 2022, a decrease of $177.1 million from December 31, 2021. This decrease was primarily due to declines in the fair values of securities within the AFS portfolio as a result of rising interest rates.

In October 2022, the Bank paid quarterly dividends of 7.25% annualized on activity stock and 3.25% annualized on membership stock. In July 2022, the Bank paid quarterly dividends of 6.25% annualized on activity stock and 2.25% annualized on membership stock. In both February and April 2022, the Bank paid quarterly dividends of 5.25% annualized on activity stock and 1.25% annualized on membership stock. The dividends paid were based on stockholders' average balances for the fourth quarter of 2021 (February dividend), the first quarter of 2022 (April dividend), the second quarter of 2022 (July dividend) and the third quarter of 2022 (October dividend).

The dividend rates demonstrate that the Bank continues to return value to its member shareholders. Looking forward, market and business conditions can impact the FHLBank's overall performance, as well as the levels of future dividends.

The Bank met all of its capital requirements as of September 30, 2022, and in the Federal Housing Finance Agency's (Finance Agency) most recent determination, as of June 30, 2022, the Bank was deemed "adequately capitalized."

Earnings Performance

    The following is Management's Discussion and Analysis of the Bank's earnings performance for the three and nine months ended September 30, 2022 and 2021, which should be read in conjunction with the Bank's unaudited interim financial statements included in this Form 10-Q as well as the audited financial statements included in Item 8. Financial Statements and Supplementary Financial Data in the Bank's 2021 Form 10-K.

Summary of Financial Results

The Bank's net income totaled $74.4 million for the third quarter of 2022, compared to $22.6 million for the third quarter of 2021. The $51.8 million increase in net income was driven primarily by the following:

•Net interest income was $105.8 million for the third quarter of 2022, an increase of $62.2 million from $43.6 million during the same prior-year period.
◦Interest income was $447.6 million for the third quarter of 2022, compared to $98.9 million in the same prior-year period. This increase was the result of higher average advance balances and higher yields driven by higher short-term interest rates.
◦Interest expense was $341.7 million for the third quarter of 2022, compared to $55.2 million in the same prior-year period. This increase was the result of higher average consolidated obligations and higher short-term interest rates.
•Other noninterest income was $4.9 million for the third quarter of 2022 compared to $3.6 million in the same prior-year period. This $1.3 million increase was due primarily to valuation changes in FHLBank's derivative and trading security portfolios as a result of market volatility.
•Other expense was $24.8 million for the third quarter of 2022 compared to $22.9 million in the same period in prior-year, an increase of $1.9 million. The increase was the result of higher compensation and benefits, including higher incentive compensation driven by Bank performance.

The Bank’s net income totaled $130.6 million for the nine months ended September 30, 2022, compared to $72.4 million for the same prior-year period. The $58.2 million increase was driven primarily by the following:

▪Net interest income was $217.0 million for the nine months ended September 30, 2022, an increase of $76.4 million from $140.6 million in the same prior-year period.
◦Interest income was $724.6 million for the nine months ended September 30, 2022, compared with $322.4 million for the same prior-year period. This increase was the result of higher average advance balances, and higher yields driven by higher short-term interest rates.
◦Interest expense was $507.6 million for the nine months ended September 30, 2022, compared with $181.9 million in the same prior-year period. This increase was the result of higher average consolidated obligations and higher short-term interest rates.
▪Interest income also included net prepayment fees on advances of $1.9 million for the nine months ended September 30, 2022, compared to $13.1 million for the same prior-year period.
▪Other non-interest income was $5.4 million for the nine months ended September 30, 2022, compared with $10.0 million for the same prior-year period. This $4.6 million decrease reflected losses in 2022 on investments that secure certain deferred compensation arrangements, along with higher net losses on derivatives and trading securities. Movements in interest rates in 2022 have led to volatility in the mark to market portfolio.

▪Other expense was $71.7 million for the nine months ended September 30, 2022, compared with $72.0 million for the same prior-year period, a decrease of $0.3 million. Although other expense remains relatively unchanged, there were offsetting impacts. The decrease in operating expense is driven by market value changes of deferred compensation agreements, lower Federal Housing Finance Agency (FHFA) assessments, and smaller discretionary pension contributions, which were offset by higher compensation and benefits expenses and technology-related costs.

Net Interest Income

The following table summarizes the yields and rates paid on interest-earning assets and interest-bearing liabilities, respectively, the average balance for each of the primary balance sheet classifications, and the net interest margin for the three months and nine months ended September 30, 2022 and 2021.

Average Balances and Interest Yields/Rates Paid

	Three months ended September 30,
	2022			2021
(dollars in millions)	Average Balance	Interest Income/ Expense	Avg. Yield/ Rate (%)	Average Balance	Interest Income/ Expense	Avg. Yield/ Rate (%)
Assets:
Securities purchased under agreements to resell (1)	$2,732.3	$15.6	2.26	$763.0	$0.2	0.10
Federal funds sold (1)	4,898.3	27.2	2.20	3,085.4	0.7	0.09
Interest-bearing deposits (2)	2,121.4	11.6	2.18	647.2	0.2	0.13
Investment securities (3)	13,352.9	88.0	2.62	14,308.3	34.4	0.96
Advances (4)	42,424.8	271.0	2.53	14,007.1	31.3	0.89
Mortgage loans held for portfolio (5)	4,627.2	34.1	2.93	4,759.7	32.0	2.67
Total interest-earning assets	70,156.9	447.5	2.53	37,570.7	98.8	1.04
Other assets (6)	545.3			1,047.9
Total assets	$70,702.2			$38,618.6
Liabilities and capital:
Deposits (2)	$723.9	$3.9	2.15	$958.6	$0.1	0.05
Consolidated obligation discount notes	28,149.8	142.5	2.01	12,888.2	1.4	0.04
Consolidated obligation bonds (7)	36,646.3	194.4	2.10	21,346.0	53.0	0.99
Other borrowings	97.1	0.9	3.54	51.6	0.7	5.15
Total interest-bearing liabilities	65,617.1	341.7	2.07	35,244.4	55.2	0.62
Other liabilities	1,264.1			666.9
Total capital	3,821.0			2,707.3
Total liabilities and capital	$70,702.2			$38,618.6
Net interest spread			0.46			0.42
Impact of noninterest-bearing funds			0.14			0.04
Net interest income/net interest margin(8)		$105.8	0.60		$43.6	0.46
Notes:
(1) The average balance of Federal funds sold and securities purchased under agreements to resell may include loans to other FHLBanks.
(2) Average balances of deposits (assets and liabilities) include cash collateral received from/paid to counterparties which is reflected in the Statements of Condition as derivative assets/liabilities.
(3) Investment securities include trading, AFS and HTM securities. The average balances of AFS and HTM are reflected at amortized cost.
(4) Average balances reflect noninterest-earning hedge accounting adjustments of $(221.4) million in 2022 and $130.4 million in 2021.
(5) Nonaccrual mortgage loans are included in average balances in determining the average rate.
(6) Other assets include allowance for credit losses on investment securities and MPF.
(7) Average balances reflect noninterest-bearing hedge accounting adjustments of $(701.8) million in 2022 and $6.2 million in 2021.
(8) Net interest margin is net interest income before provision (reversal) for credit losses as a percentage of average interest-earning assets.

	Nine months ended September 30,
	2022			2021
(dollars in millions)	Average Balance	Interest Income/ Expense	Avg. Yield/ Rate (%)	Average Balance	Interest Income/ Expense	Avg. Yield/ Rate (%)
Assets:
Securities purchased under agreements to resell (1)	$1,898.8	$20.3	1.43	$753.5	$0.4	0.08
Federal funds sold (1)	4,378.9	36.4	1.11	3,399.4	2.0	0.08
Interest-bearing deposits (2)	1,530.1	15.0	1.31	778.3	0.8	0.14
Investment securities (3)	13,490.8	171.0	1.69	13,320.0	111.4	1.12
Advances (4)	28,384.5	382.0	1.80	17,355.2	112.6	0.87
Mortgage loans held for portfolio (5)	4,672.4	99.9	2.86	4,814.1	95.1	2.64
Total interest-earning assets	54,355.5	724.6	1.78	40,420.5	322.3	1.07
Other assets (6)	753.4			1,030.2
Total assets	$55,108.9			$41,450.7
Liabilities and capital:
Deposits (2)	$867.0	$5.6	0.86	$981.7	$0.1	0.03
Consolidated obligation discount notes	20,775.9	181.7	1.17	12,164.0	5.6	0.06
Consolidated obligation bonds (7)	29,114.5	318.8	1.46	24,754.4	172.7	0.93
Other borrowings	47.7	1.5	4.20	81.9	3.4	5.61
Total interest-bearing liabilities	50,805.1	507.6	1.34	37,982.0	181.8	0.64
Other liabilities	1,044.2			656.3
Total capital	3,259.6			2,812.4
Total liabilities and capital	$55,108.9			$41,450.7
Net interest spread			0.44			0.43
Impact of noninterest-bearing funds			0.09			0.03
Net interest income/net interest margin(8)		$217.0	0.53		$140.5	0.46
Notes:
(1) The average balance of Federal funds sold and securities purchased under agreements to resell may include loans to other FHLBanks.
(2) Average balances of deposits (assets and liabilities) include cash collateral received from/paid to counterparties which is reflected in the Statements of Condition as derivative assets/liabilities.
(3) Investment securities include trading, AFS and HTM securities. The average balances of AFS and HTM are reflected at amortized cost.
(4) Average balances reflect noninterest-earning hedge accounting adjustments of $(128.3) million in 2022 and $168.5 million in 2021.
(5) Nonaccrual mortgage loans are included in average balances in determining the average rate.
(6) Other assets include allowance for credit losses on investment securities and MPF.
(7) Average balances reflect noninterest-bearing hedge accounting adjustments of $(479.5) million in 2022 and $14.2 million in 2021.
(8) Net interest margin is net interest income before provision (reversal) for credit losses as a percentage of average interest-earning assets.

The Bank’s business model is designed to protect the net interest spread earned by the Bank and withstand fluctuations in both the level of interest rates and volume of business. The yield on interest-earning assets and liabilities increased in both the third quarter and the first nine months of 2022 due to the increase in short-term interest rates.

The Bank's net interest margin increased by 14 basis point to 60 basis points during third quarter of 2022, compared to 46 basis points during third quarter of 2021. This increase was due to an increase in the impact of noninterest-bearing funds due to higher short-term interest rates and an increase in net interest spread due to improved funding costs.

The Bank's net interest margin increased by 7 basis point to 53 basis points during the first nine months of 2022, compared to 46 basis points during third quarter of 2021. This increase was due to an increase in the impact of noninterest-bearing funds due to higher short-term interest rates.

Rate/Volume Analysis. Changes in both volume and interest rates influence changes in interest income, interest expense, and net interest income. The following table presents an attribution of net interest income between volume and rate for the three and nine months ended September 30, 2022 and 2021.

	Increase (Decrease) in Interest Income/Expense Due to Changes in Rate/Volume 2022 compared to 2021
	Three months ended September 30,			Nine months ended September 30,
(in millions)	Volume	Rate	Total	Volume	Rate	Total
Securities purchased under agreements to resell	$1.6	$13.8	$15.4	$1.7	$18.2	$19.9
Federal funds sold	0.6	25.9	26.5	0.7	33.7	34.4
Interest-bearing deposits	1.4	10.0	11.4	1.4	12.8	14.2
Investment securities	(2.5)	56.0	53.5	1.5	58.0	59.5
Advances	125.1	114.6	239.7	100.1	169.3	269.4
Mortgage loans held for portfolio	(0.9)	3.1	2.2	(2.9)	7.7	4.8
Total interest-earning assets	$125.3	$223.4	$348.7	$102.5	$299.7	$402.2
Deposits	$—	$3.8	$3.8	$—	$5.5	$5.5
Consolidated obligation discount notes	3.5	137.6	141.1	6.5	169.6	176.1
Consolidated obligation bonds	54.7	86.7	141.4	34.4	111.6	146.0
Other borrowings	0.5	(0.3)	0.2	(1.2)	(0.7)	(1.9)
Total interest-bearing liabilities	$58.7	$227.8	$286.5	$39.7	$286.0	$325.7
Total increase in net interest income	$66.6	$(4.4)	$62.2	$62.8	$13.7	$76.5

Interest income increased in both quarter-over-quarter and year-over-year comparisons. Higher rates and volumes drove the increase. The Bank earned higher rates across its products due to increases in short-term rates. However, the mortgage loans held for portfolio experienced less of an increase because they are fixed rate. The Bank experienced higher volume on its advances primarily due to increases in member advance activity as market liquidity and recent Federal Reserve actions impacted members' need for advances.

Interest expense increased in both quarter-over-quarter and year-over-year comparisons driven by consolidated obligations. Higher rates paid on consolidated obligations is due to increases in short-term rates, with a more significant impact on discount notes. The Bank issued higher volume of consolidated obligations due primarily due to the increase in assets.

Net interest spread increased in both quarter-over-quarter and year-over-year comparisons. The increase was primarily driven by the impact of the volume of advances exceeding the impact of volume of consolidated obligations. The increase in short-term interest rates of both assets and liabilities had a smaller impact on the net interest margin.

    Derivative Effects on Net Interest Income. The following tables quantify the effects of the Bank's derivative activities on net interest income for the three and nine months ended September 30, 2022 and 2021.

Three Months Ended September 30, 2022	Advances	Investments	Mortgage Loans	Bonds	Discount Notes	Total
Amortization/accretion of hedging activities in net interest income	$—	$—	$(0.3)	$—	$—	$(0.3)
Gains (losses) on designated fair value hedges	—	1.2	—	0.6	0.1	1.9
Net interest settlements included in net interest income	7.5	13.9	—	(21.0)	1.9	2.3
Total effect on net interest income	$7.5	$15.1	$(0.3)	$(20.4)	$2.0	$3.9

Nine Months Ended September 30, 2022	Advances	Investments	Mortgage Loans	Bonds	Discount Notes	Total
Amortization/accretion of hedging activities in net interest income	$—	$(0.1)	$(1.2)	$0.1	$—	$(1.2)
Gains (losses) on designated fair value hedges	(0.1)	3.2	—	0.5	0.1	3.7
Net interest settlements included in net interest income	(41.8)	(5.4)	—	31.1	1.9	(14.2)
Total effect on net interest income	$(41.9)	$(2.3)	$(1.2)	$31.7	$2.0	$(11.7)

Three Months Ended September 30, 2021	Advances	Investments	Mortgage Loans	Bonds	Discount Notes	Total
Amortization/accretion of hedging activities in net interest income	$—	$—	$(0.8)	$—	$—	$(0.8)
Gains (losses) on designated fair value hedges	(0.1)	0.3	—	(0.1)	—	0.1
Net interest settlements included in net interest income	(33.9)	(14.5)	—	16.0	—	(32.4)
Total effect on net interest income	$(34.0)	$(14.2)	$(0.8)	$15.9	$—	$(33.1)

Nine Months Ended September 30, 2021	Advances	Investments	Mortgage Loans	Bonds	Discount Notes	Total
Amortization/accretion of hedging activities in net interest income	$—	$(0.1)	$(2.8)	$0.1	$—	$(2.8)
Gains (losses) on designated fair value hedges	(0.1)	1.7	—	(0.1)	—	1.5
Net interest settlements included in net interest income	(108.7)	(32.6)	—	32.1	—	(109.2)
Total effect on net interest income	$(108.8)	$(31.0)	$(2.8)	$32.1	$—	$(110.5)

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

Provision (reversal) for Credit Losses. The provision for credit losses in the third quarter of 2022 was $3.2 million compared with a reversal of $(0.9) million in the third quarter of 2021. For the nine months ended September 30, 2022, the provision for credit losses was $5.4 million compared with a reversal of $(2.3) million for the same prior-year period. The provisions for both the three and nine months ended September 30, 2022 were primarily driven by private label MBS classified as AFS due to a decline in market values. The provision for the three months ended September 30, 2022 also reflected a higher BOB loan portfolio balance. The reversals reflected in 2021 were primarily driven by the MPF portfolio due to improvements in the Bank's assumptions used to estimate expected credit losses, including forecasted housing prices, and a decline in delinquent loan balances.

Other Noninterest Income

	Three months ended September 30,		Nine months ended September 30,
(in millions)	2022	2021	2022	2021
Net gains (losses) on investment securities	$(8.3)	$(3.1)	$(28.2)	$(15.8)
Net gains (losses) on derivatives and hedging activities	6.6	(0.4)	15.3	5.3
Standby letters of credit fees	6.5	5.9	17.8	17.5
Other, net	0.1	1.2	0.5	3.0
Total other noninterest income (loss)	$4.9	$3.6	$5.4	$10.0

    The Bank's change in total other noninterest income for the third quarter of 2022 compared to the same prior year period was primarily due to valuation changes in the Bank's derivative and trading security portfolios as a result of market volatility. The Bank's change in total other noninterest income for the nine months ended September 30, 2022, compared to the same prior year period reflected losses in 2022 on investments that secure certain deferred compensation arrangements, along with higher net losses on derivatives and trading securities. Movements in the interest rates in 2022 have led to volatility in the mark-to-market portfolio. The activity related to derivatives and hedging is discussed in more detail below.

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

The following tables detail the net effect of derivatives and hedging activities on noninterest income for the three and nine months ended September 30, 2022 and 2021.

	Three months ended September 30, 2022
(in millions)	Advances	Investments	Mortgage Loans	Bonds	Discount Notes	Other	Total
Net gains (losses) on derivatives and hedging activities:
Gains (losses) on derivatives not receiving hedge accounting, including net interest settlements	$4.9	$14.0	$0.8	$(9.9)	$(3.0)	$—	$6.8
Other (1)	—	—	—	—	—	(0.1)	(0.1)
Total net gains (losses) on derivatives and hedging activities	$4.9	$14.0	$0.8	$(9.9)	$(3.0)	$(0.1)	$6.7

	Nine months ended September 30, 2022
(in millions)	Advances	Investments	Mortgage Loans	Bonds	Discount Notes	Other	Total
Net gains (losses) on derivatives and hedging activities:
Gains (losses) on derivatives not receiving hedge accounting, including net interest settlements	$8.1	$40.3	$1.6	$(27.2)	$(6.9)	$—	$15.9
Other (1)	—	—	—	—	—	(0.5)	(0.5)
Total net gains (losses) on derivatives and hedging activities	$8.1	$40.3	$1.6	$(27.2)	$(6.9)	$(0.5)	$15.4

	Three months ended September 30, 2021
(in millions)	Advances	Investments	Mortgage Loans	Bonds	Discount Notes	Other	Total
Net gains (losses) on derivatives and hedging activities:
Gains (losses) on derivatives not receiving hedge accounting, including net interest settlements	$—	$0.8	$(1.6)	$0.4	$—	$—	$(0.4)
Total net gains (losses) on derivatives and hedging activities	$—	$0.8	$(1.6)	$0.4	$—	$—	$(0.4)

	Nine months ended September 30, 2021
(in millions)	Advances	Investments	Mortgage Loans	Bonds	Discount Notes	Other	Total
Net gains (losses) on derivatives and hedging activities:
Gains (losses) on derivatives not receiving hedge accounting, including net interest settlements	$—	$7.9	$(2.7)	$0.1	$—	$—	$5.3
Total net gains (losses) on derivatives and hedging activities	$—	$7.9	$(2.7)	$0.1	$—	$—	$5.3
Notes:
(1) Represents the price alignment amount on derivatives for which variation margin is characterized as a daily settled contract.

Derivatives not receiving hedge accounting. For derivatives not receiving hedge accounting (i.e., economic hedges and mortgage delivery commitments), the Bank includes the net interest settlements and the fair value changes in the "Net gains (losses) on derivatives and hedging activities" financial statement line item. For economic hedges, the Bank recorded net gains of $6.8 million in the third quarter of 2022 compared to net losses of $(0.4) million for the third quarter of 2021. The net gains observed during the third quarter of 2022 were primarily due to an increase in market value on the Bank’s asset swaps resulting from rising interest rates in the third quarter of 2022. In contrast, rate movements were less volatile during the third quarter of 2021, resulting in a slight net loss on economic swaps. For the nine months ended September 30, 2022, the Bank recorded net gains of $15.9 million compared to net gains of $5.3 million for the nine months ended September 30, 2021. Interest rates increased steadily over the first nine months of 2022 compared to the low interest rate environment present in the first nine months of 2021, resulting in larger market value gains on the Bank's economic asset swaps in the first nine months of 2022 compared to the same period in 2021. The total notional amount of economic hedges, which includes mortgage delivery commitments, increased to $3.9 billion at September 30, 2022 from $2.1 billion at December 31, 2021.

Other Expense

The Bank's total other expense increased $1.9 million to $24.8 million for the third quarter of 2022, compared with the same prior-year period. This increase was the result of higher compensation and benefits, including higher incentive compensation driven by Bank performance. Total other expense for the first nine months of 2022 was $71.7 million, down $0.3 million from the first nine months of 2021. Although other expense remains relatively unchanged, there were offsetting impacts. The decrease in operating expense was driven by market value changes of deferred compensation agreements, lower Federal Housing Finance Agency (FHFA) assessments, and smaller discretionary pension contributions, which were offset by higher compensation and benefit expenses and technology-related costs.

Financial Condition

    The following should be read in conjunction with the Bank's unaudited interim financial statements in this Form 10-Q and the audited financial statements in the Bank's 2021 Form 10-K.

Assets

    Total assets were $86.3 billion at September 30, 2022, compared with $37.7 billion at December 31, 2021. The increase of $48.6 billion was primarily due to an increase in advances. Advances totaled $58.4 billion at September 30, 2022, an increase of $44.3 billion compared to $14.1 billion at December 31, 2021. The Bank's return on average assets for the three and nine months ended September 30, 2022 was 0.42% and 0.32%. The Bank's return on average assets was 0.23% for both the three and nine months ended September 30, 2021.

    The Bank's core mission activities include the issuance of advances and acquiring member assets through the MPF® program. The core mission asset ratio, defined as the ratio of par amount of advances and MPF loans relative to consolidated obligations adjusted for certain U.S. Treasury securities using full year average balances, was 74.3 % as of September 30, 2022 and 64.1% as of December 31, 2021. The increase in this ratio is primarily due to higher average advance balances.

    Advances. Advances (par) totaled $58.8 billion at September 30, 2022 compared to $14.1 billion at December 31, 2021. At September 30, 2022, the Bank had advances to 152 borrowing members, compared to 122 borrowing members at December 31, 2021. Advances outstanding to the Bank’s five largest borrowers increased to 85.0% of total advances as of September 30, 2022, compared to 64.0% at December 31, 2021.

The following table provides information on advances at par by redemption terms at September 30, 2022 and December 31, 2021.

(in millions)	September 30, 2022	December 31, 2021
Fixed-rate
Due in 1 year or less (1)	$16,832.0	$8,299.5
Due after 1 year through 3 years	5,478.4	3,928.8
Due after 3 years through 5 years	1,879.2	1,209.3
Due after 5 years through 15 years	60.1	78.8
Thereafter	74.8	74.7
Total par value	$24,324.5	$13,591.1

Fixed-rate, callable or prepayable(2)
Due after 1 year through 3 years	$250.0	$—
Total par value	$250.0	$—

Variable-rate
Due in 1 year or less (1)	$2,796.2	$140.1
Due after 1 year through 3 years	24,061.5	53.1
Due after 3 years through 5 years	7,010.0	—
Total par value	$33,867.7	$193.2

Variable-rate, callable or prepayable(2)
Due in 1 year or less	$75.0	$10.0
Due after 1 year through 3 years	40.0	40.0
Total par value	$115.0	$50.0

Other(3)
Due in 1 year or less	$60.4	$89.7
Due after 1 year through 3 years	79.1	86.3
Due after 3 years through 5 years	45.4	44.0
Due after 5 years through 15 years	39.9	22.1
Thereafter	0.8	2.8
Total par value	$225.6	$244.9
Total par balance	$58,782.8	$14,079.2
Notes:
(1) Includes overnight advances.
(2) Prepayable advances are those advances that may be contractually prepaid by the borrower on specified dates without incurring prepayment or termination fees.
(3) Includes fixed-rate amortizing/mortgage matched, convertible, and other advances.

The Bank had no putable advances at September 30, 2022 or December 31, 2021.

The following table provides a distribution of the number of members, categorized by individual member asset size (as reported quarterly), that had an outstanding advance balance during the nine months ended September 30, 2022 and 2021. Commercial Bank, Savings Institution members are classified by asset size as follows: Super-Regional (over $150 billion), Regional ($25 billion to $150 billion), Mid-size ($1.2 billion to $25 billion) and Community Financial Institutions (CFIs) (under $1.2 billion). Credit Union and Insurance members are classified separately.

Member Classification	September 30, 2022	September 30, 2021
Super-Regional	2	3
Regional	3	4
Mid-size	39	40
CFI	114	113
Credit Union	39	30
Insurance	23	15
Total borrowing members during the period	220	205
Total membership	284	282
Percentage of members borrowing during the period	77.5%	72.7%

The following table provides information at par on advances by member classification at September 30, 2022 and December 31, 2021.

(in millions)	September 30, 2022	December 31, 2021
Member Classification
Super-Regional	$43,425.0	$6,275.0
Regional	5,930.0	1,280.0
Mid-size	3,190.4	2,397.2
CFI	2,428.6	1,888.6
Credit Union	1,971.1	875.4
Insurance	1,286.8	853.4
Non-member	550.9	509.6
Total	$58,782.8	$14,079.2

    As of September 30, 2022, advances increased 317.5% compared with balances at December 31, 2021. It is not uncommon for the Bank to experience variances in the overall advance portfolio driven primarily by changes in member needs. Market liquidity, as well as recent Federal Reserve actions to increase short-term interest rates, continued to impact members' need for advances. Member deposit balances, while still elevated, have declined in recent quarters. In contrast, member loan balances have continued to increase modestly.

See the “Credit and Counterparty Risk - TCE and Collateral” discussion in the Risk Management section of this Item 2 for further information on collateral policies and practices and details regarding eligible collateral, including amounts and percentages of eligible collateral securing member advances as of September 30, 2022.

    Allowance for Credit Losses (ACL) - Advances. The Bank evaluates its advances for an allowance for credit losses on a collective, or pooled basis unless an individual assessment is deemed necessary because the instruments do not possess similar risk characteristics. The Bank pools advances by member type. Based on the collateral held as security, the Bank's credit extension and collateral policies and repayment history on advances, including that the Bank has not incurred any credit losses since inception, the Bank has not recorded an ACL at September 30, 2022 or December 31, 2021. For additional information on the allowance methodology, see Note 3 - Advances in this Form 10-Q.

Mortgage Loans Held for Portfolio, Net. Mortgage loans held for portfolio, net of ACL, was $4.6 billion at September 30, 2022 and $4.7 billion at December 31, 2021.

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

Foregone interest represents income the Bank would have recorded if the loan was paying according to its contractual terms. Foregone interest was immaterial for the Bank's mortgage loans for both the nine months ended September 30, 2022 and September 30, 2021.

The following table provides the par value of certain balances related to the Bank’s Mortgage loans held for portfolio.

(in millions)	September 30, 2022	December 31, 2021
Nonaccrual mortgage loans (1)	$21.8	$30.4
Mortgage loans 90 days or more delinquent and still accruing interest (2)	$2.5	$3.1
Notes:
(1) Nonaccrual mortgage loans are reported net of interest applied to principal and do not include performing TDRs.
(2) Only government-insured or -guaranteed loans continue to accrue interest after becoming 90 days or more delinquent.

The performance of the mortgage loans in the Bank’s MPF Program improved compared to December 31, 2021, and the MPF Original portfolio continues to outperform the market based on national delinquency statistics. As of September 30, 2022, the Bank’s seriously delinquent mortgage loans (90 days or more delinquent or in the process of foreclosure) represented 0.2% of the MPF Original portfolio, 1.4% of the MPF Plus portfolio, and 0.6% of the MPF 35 portfolio, compared with 0.3%, 1.7%, and 0.7%, respectively, at December 31, 2021. The amount of seriously delinquent loans decreased compared to December 31, 2021 as loans continued to exit forbearance and the related repayment programs provided as a result of COVID-19.

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

The following table presents certain ratios as it relates to mortgage loans held for portfolio.

	September 30, 2022	December 31, 2021
Ratio of net charge-offs (recoveries) to average loans outstanding during the period	(0.01)%	(0.02)%
Ratio of ACL to mortgage loans held for portfolio	0.08%	0.07%
Ratio of nonaccrual loans to mortgage loans held for portfolio	0.47%	0.65%
Ratio of ACL to nonaccrual loans	16.66%	11.24%

The following table presents the impact of the CE structure on the ACL and the balance of the FLA and available CE at September 30, 2022 and December 31, 2021.

	MPF CE Structure September 30, 2022		ACL September 30, 2022
(in millions)	FLA	Available CE	Estimate of Credit Loss	Estimate of Recovery (1)	Charge-offs	Reduction to the ACL due to CE	ACL
MPF Original	$7.9	$100.4	$1.6	$(2.0)	$(0.3)	$(0.2)	$(0.9)
MPF 35	17.4	143.4	2.9	(0.9)	—	(2.8)	(0.8)
MPF Plus	14.9	2.1	6.9	(1.2)	—	(0.4)	5.3
Total	$40.2	$245.9	$11.4	$(4.1)	$(0.3)	$(3.4)	$3.6

	MPF CE Structure December 31, 2021		ACL December 31, 2021
(in millions)	FLA	Available CE	Estimate of Credit Loss	Estimate of Recovery (1)	Charge-offs	Reduction to the ACL due to CE	ACL
MPF Original	$7.3	$105.8	$1.7	$(2.3)	$(0.3)	$(0.3)	$(1.2)
MPF 35	16.1	148.2	2.4	(0.7)	—	(2.4)	(0.7)
MPF Plus	15.0	2.9	6.9	(1.4)	—	(0.2)	5.3
Total	$38.4	$256.9	$11.0	$(4.4)	$(0.3)	$(2.9)	$3.4
Note:
(1) Expected recoveries of amounts previously charged-off based on the Bank's quarterly estimate of expected lifetime credit losses.

    The ACL on mortgage loans increased by $0.2 million during the first nine months of 2022 primarily due to higher expected credit losses and a decline in estimated recoveries.

During the third quarter of 2022, a significant hurricane (Ian) impacted the southeastern coasts of the United States. The Bank has analyzed the potential impact that the damage related to this hurricane might have on the Bank’s mortgage loans held for portfolio. Based on the information currently available, the Bank does not anticipate any related losses to be material. The Bank continues to evaluate the impact of the hurricane and if additional information becomes available indicating that any of the Bank's mortgage loans have been impaired and the amount of the loss can be reasonably estimated, the Bank will record appropriate reserves at that time.

Cash and Investments. The Bank's strategy is to maintain its short-term liquidity position in part to be able to meet members' advance demand and Bank regulatory liquidity requirements. Excess cash is typically invested in overnight investments. The Bank also maintains an investment portfolio to enhance earnings. These investments may be classified as trading, AFS or HTM.

The Bank maintains a liquidity portfolio comprised of cash, interest-bearing deposits, Federal funds sold, securities purchased under agreements to resell, certificates of deposits and U.S. Treasury obligations classified as trading or AFS. The liquidity portfolio totaled $15.4 billion at September 30, 2022 and $9.7 billion at December 31, 2021 an increase of $5.7 billion. The increase in liquid assets was in response to increased advance activity.

The Bank's investment portfolio, excluding those investments included in the liquidity portfolio, is comprised of trading, AFS and HTM investments. The investments must meet the Bank's risk guidelines and certain other requirements, such as yield. The Bank's investment portfolio totaled $7.4 billion at September 30, 2022 and $8.8 billion at December 31, 2021. Paydowns associated with the Bank's Agency MBS portfolio contributed to this decline. During the first nine months of 2022, the Bank’s MBS purchases were limited by narrow mortgage spreads.

Investment securities, including all trading, AFS, and HTM securities, totaled $12.8 billion at September 30, 2022, compared to $13.9 billion at December 31, 2021. Details of the investment securities portfolio follow.

	Carrying Value
(in millions)	September 30, 2022	December 31, 2021
Trading securities:
Non-MBS:
U.S. Treasury obligations	$14.9	$—
Government-sponsored enterprises (GSE)	214.9	243.2
Total trading securities	$229.8	$243.2
Yield on trading securities	3.18%	3.18%
AFS securities:
U.S. Treasury obligations	$5,434.0	$5,075.2
GSE and Tennessee Valley Authority (TVA) obligations	1,144.5	1,493.7
State or local agency obligations	165.4	207.2
MBS:
U.S. obligations single-family	421.2	398.8
GSE single-family	1,736.9	2,093.1
GSE multifamily	2,526.4	3,004.9
Private label	149.4	194.4
Total AFS securities	$11,577.8	$12,467.3
Yield on AFS securities	2.07%	1.20%
HTM securities:
MBS:
U.S. obligations single-family	$167.2	$83.2
GSE single-family	451.2	566.0
GSE multifamily	335.7	494.5
Private label	56.5	70.2
Total HTM securities	$1,010.6	$1,213.9
Yield on HTM securities	3.16%	2.74%
Total investment securities	$12,818.2	$13,924.4
Yield on investment securities	2.17%	1.37%

For additional information on the credit risk of the investment portfolio, see the Credit and Counterparty Risk - Investments discussion in the Risk Management section of this Item 2.

ACL - Investments. The Bank invests in interest-bearing deposits and Federal funds sold which are unsecured investments. The Bank also invests in securities purchased under agreements to resell which are secured investments. At September 30, 2022 and December 31, 2021, these investments were repaid according to the contractual terms. No ACL was recorded for these assets at September 30, 2022 or December 31, 2021.

AFS securities are evaluated quarterly for expected credit losses on an individual security basis. In assessing whether a credit loss exists, the Bank considers whether there would be a shortfall in receiving all cash flows contractually due. The allowance is limited to the amount of the AFS security’s unrealized loss, if any. If the AFS security is in an unrealized gain, the ACL is zero. The ACL on AFS private label MBS was $7.5 million at September 30, 2022 and $2.4 million at December 31, 2021. The increase in the ACL reflected a higher provision for credit losses, which was driven by a decline in market values.

HTM securities are evaluated quarterly for expected credit losses on a pool basis unless an individual assessment is deemed necessary because the securities do not possess similar risk characteristics. An ACL is recorded with a corresponding adjustment to the provision for credit losses. There was no ACL at September 30, 2022 or December 31, 2021.

    For additional information on the allowance methodology, see Note 2 - Investments in this Form 10-Q.

Liabilities and Capital

Deposits. The Bank offers demand, overnight and term deposits for members and qualifying nonmembers. Total deposits at September 30, 2022 decreased to $669.0 million from $1,087.5 million at December 31, 2021.

    Consolidated Obligations. Consolidated obligations consist of bonds and discount notes. The Bank's consolidated obligations totaled $80.6 billion at September 30, 2022, an increase of $47.0 billion from December 31, 2021. The overall increase in consolidated obligations outstanding is consistent with the increased advances and total asset balances. At September 30, 2022, the Bank’s bonds outstanding increased to $49.1 billion compared to $23.1 billion at December 31, 2021. Discount notes outstanding at September 30, 2022 increased to $31.5 billion from $10.5 billion at December 31, 2021.

The Bank primarily uses noncallable bonds as a source of funding but also utilizes structured notes such as callable bonds. Unswapped callable bonds primarily fund the Bank’s mortgage portfolio while swapped callable bonds fund other floating rate assets.

The following table provides information on consolidated obligations by product type and contractual maturity at September 30, 2022 and December 31, 2021.

(in millions)	September 30, 2022	December 31, 2021
Discount Notes
Overnight	$760.2	$413.3
Due after 1 day through 30 days	10,889.9	4,197.6
Due after 30 days through 90 days	16,557.0	3,647.3
Due after 90 days though 1 Year	3,433.5	2,236.7
Total par value	$31,640.6	$10,494.9

Fixed-rate, non-callable
Due in 1 year or less	$8,267.9	$4,898.6
Due after 1 year through 3 years	5,614.4	2,878.3
Due after 3 years through 5 years	983.2	1,303.5
Thereafter	1,414.6	1,446.0
Total par value	$16,280.1	$10,526.4

Fixed-rate, callable
Due in 1 year or less	4,914.0	$—
Due after 1 year through 3 years	6,829.0	2,506.0
Due after 3 years through 5 years	6,369.0	5,635.0
Thereafter	1,944.0	1,983.0
Total par value	$20,056.0	$10,124.0

Variable- rate, non-callable
Due in 1 year or less	$10,473.0	$825.0
Due after 1 year through 3 years	260.0	100.0
Total par value	$10,733.0	$925.0

Step-up, non-callable
Due in 1 year or less	$—	$25.0
Due after 1 year through 3 years	101.0	—
Due after 3 years through 5 years	320.0	—
Total par value	$421.0	$25.0

Step-up, callable
Due in 1 year or less	$1,106.0	$—
Due after 1 year through 3 years	$712.0	279.0
Due after 3 years through 5 years	$670.0	1,046.0
Thereafter	200.0	210.0
Total par value	$2,688.0	$1,535.0
Total par balance	$81,818.7	$33,630.3
Other Adjustments (1)	$(1,206.9)	$(31.0)
Total consolidated obligations	$80,611.8	$33,599.3
    Notes:
(1)Consists of premiums, discounts, and other adjustments.

For additional information on the Bank's consolidated obligations, refer to Note 9 to the audited financial statements in Item 8. Financial Statements and Supplementary Financial Data of the Bank's 2021 Form 10-K.

Commitments and Off-Balance Sheet Items. As of September 30, 2022, the Bank was obligated to fund approximately $2.2 million in additional advances and Banking on Business (BOB) loans, $32.8 million of mortgage loans, and to issue $1,163.1 million in consolidated obligations. In addition, the Bank had $23.3 billion in outstanding standby letters of credit as of September 30, 2022. The Bank does not consolidate any off-balance sheet special purpose entities or other off-balance sheet conduits.

Capital and Retained Earnings. The Bank’s return on average equity for the three and nine months ended September 30, 2022 was 7.73% and 5.36%. The Bank's return on average equity for the three and nine months ended September 30, 2021 was 3.32% and 3.44%. Capital adequacy, including the level of retained earnings, is monitored through the evaluation of market value of equity to par value of capital stock (MV/CS) as well as other risk metrics. Details regarding these metrics are discussed in the Risk Management portion of this Item 2.

The Bank's capital stock is owned by its members and former members. The concentration of the Bank's capital stock by institution type is presented below.

(dollars in millions)	September 30, 2022		December 31, 2021
Commercial banks	130	$2,683.8	131	$966.5
Savings institutions	50	143.0	51	107.6
Insurance companies	39	110.6	35	88.7
Credit unions	63	112.1	62	63.8
Community Development Financial Institution (CDFI)	2	0.5	2	0.5
Total member institutions / total GAAP capital stock	284	$3,050.0	281	$1,227.1
Mandatorily redeemable capital stock		28.0		22.5
Total capital stock		$3,078.0		$1,249.6

    The total number of members as of September 30, 2022 increased by three members compared to December 31, 2021. The Bank added six new members and lost three members. One member merged with another institution within the Bank's district and two members merged its charter with an entity outside the Bank's district.

The following tables present member holdings of 10% or more of the Bank’s total capital stock, including mandatorily redeemable capital stock, outstanding as of September 30, 2022 and December 31, 2021.

(dollars in millions)	September 30, 2022
Member	Capital Stock	% of Total
PNC Bank, N.A., Wilmington, DE (1)	$1,228.0	39.9%
Ally Bank, Midvale, UT (1)	571.0	18.6

(dollars in millions)	December 31, 2021
Member	Capital Stock	% of Total
Ally Bank, Midvale, UT (1)	$288.8	23.1%
TD Bank N.A., Wilmington, DE	159.8	12.8
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

The Bank developed a framework for evaluating retained earnings adequacy, consistent with regulatory guidance and requirements. Retained earnings are intended to cover unexpected losses and protect members' par value of capital stock. The framework includes four risk elements that comprise the Bank's total retained earnings target: (1) market risk; (2) credit risk; (3) operational risk; and (4) accounting risk. The retained earnings target generated from this framework is sensitive to changes in the Bank's risk profile, whether favorable or unfavorable. In addition to the retained earnings target for risk, the framework considers the amount of retained earnings needed for compliance with the capital-to-asset ratio regulatory minimum in determining an overall retained earnings need. The framework also assists management in its overall analysis of the level of future dividends. The framework generated a retained earnings target of $368 million and an overall retained earnings need of $741 million as of September 30, 2022.

The following table presents retained earnings information for the current and prior year.

	September 30, 2022	December 31, 2021
Unrestricted Retained Earnings	1,000.2	$941.0
Restricted Retained Earnings (RRE)	479.8	457.4
Total Retained Earnings	$1,480.0	$1,398.4

Retained earnings increased $81.6 million compared to December 31, 2021. The increase reflected net income that was partially offset by dividends paid. In accordance with the Joint Capital Enhancement Agreement (JCEA), entered into by the Bank and as result of increased consolidated obligations, an allocation of net income was made to RRE during the second and third quarter of 2022. For additional information, see Note 7 - Capital in this Form 10-Q.

Dividends. The Bank declares dividends based on an annualized yield and differentiates between membership and activity capital stock. The dividend received by the member is calculated based on the average capital stock owned by the member for the previous quarter. Historically, the Bank has paid cash dividends although dividends may be paid in capital stock. Details regarding the Bank’s payment of dividends, including annual yields, for current and prior year periods are provided in Note 7 - Capital in this Form 10-Q. The following table summarizes dividends paid and related information for the three and nine months ended September 30, 2022 and 2021.

	Three months ended September 30,		Nine months ended September 30,
	2022	2021	2022	2021
Dividends (in millions)	$24.4	$12.8	$49.0	$52.2
Dividends per share	1.03	1.08	2.73	4.05
Dividend payout ratio (1)	32.78%	56.49%	37.52%	72.08%
Weighted average dividend rate	5.55%	4.19%	5.83%	4.85%
Average Fed Funds rate	1.04%	0.09%	2.20%	0.08%
Dividend spread to Fed Funds	4.51%	4.10%	3.63%	4.77%
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

(in millions)	September 30, 2022	December 31, 2021
Permanent capital:
Capital stock (1)	$3,078.0	$1,249.6
Retained earnings	1,480.0	1,398.4
Total permanent capital	$4,558.0	$2,648.0
RBC requirement:
Credit risk capital	$209.9	$160.4
Market risk capital	181.2	152.5
Operations risk capital	117.3	93.8
Total RBC requirement	$508.4	$406.7
Excess permanent capital over RBC requirement	$4,049.6	$2,241.3
Note:
(1) Capital stock includes mandatorily redeemable capital stock.

The increase in the total RBC requirement as of September 30, 2022 is mainly related to the increase in the credit and market risk capital requirements. The increase was primarily driven by the increase in member advance activity during the first nine months of 2022. The Bank continues to maintain significant excess permanent capital over the RBC requirement. The increase in permanent capital and excess permanent capital was driven by the increase in capital stock associated with higher advance levels.

On September 15, 2022, the Bank received final notification from the Finance Agency that it was considered "adequately capitalized" for the quarter ended June 30, 2022. As of the date of this filing, the Bank has not received final notice from the Finance Agency regarding its capital classification for the quarter ended September 30, 2022.

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

The Bank made no changes to its critical accounting policies during the nine months ended September 30, 2022.

See Note 1 - Changes in Accounting Principle and Recently Issued Accounting Standards and Interpretations to the unaudited financial statements in this Form 10-Q for information on new accounting pronouncements impacting the financial statements or becoming effective for the Bank in future periods.

Legislative and Regulatory Developments
FHFA Review of the FHLBank System

On July 20, 2022, FHFA Director Sandra Thompson testified to the House Financial Services Committee that the FHFA would conduct a review of the FHLBank System. On September 29, 2022, the FHFA kicked off this review with a three-day listening session featuring oral comments from interested persons on the following six key areas: the FHLBanks’ general mission and purpose in a changing marketplace; FHLBank organization, operational efficiency, and effectiveness; FHLBanks’ role in promoting affordable, sustainable, equitable, and resilient housing and community investment; addressing the unique needs of rural and financially vulnerable communities; member products, services, and collateral requirements; and membership eligibility requirements. These sessions were followed by a request for written comments through October 31, 2022. The initial Finance Agency regional roundtable session has been scheduled and topics to be covered at additional regional sessions have been announced by the Agency.

Amendments to FINRA Rule 4210: Margining of Covered Agency Transactions

On August 15, 2022, the SEC published amendments to Financial Industries Regulatory Authority (FINRA) Rule 4210 that delayed the effectiveness of margining requirements for covered agency transactions from October 26, 2022, until at least April 24, 2023. Once the margining requirements are effective, the Bank may be required to collateralize our transactions that are covered agency transactions, which include to be announced transactions (TBAs). These collateralization requirements could have the effect of reducing the overall profitability of engaging in covered agency transactions, including TBAs. The Bank does not expect this rule to have a material effect on our financial condition or results of operations.

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
The MV/CS ratio was 135.0% at September 30, 2022 and 221.8% at December 31, 2021. The decrease was primarily due to the increase in capital stock as a result of higher advances.

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

The Bank's Market Risk Model. Significant resources are devoted to ensuring that the level of market risk in the balance sheet is accurately measured, thus allowing management to monitor the risk against policy and regulatory limits. The Bank uses externally developed models to evaluate its financial position and market risk. One of the most critical market-based models relates to the prepayment of principal on mortgage-related instruments. Management regularly reviews the major assumptions and methodologies used in its models, as well as the performance of the models relative to empirical results, so that appropriate changes to the models can be made. The economic recovery from the pandemic has resulted in inflation and rising interest rates.

Management will continue to assess market conditions on key market risk measures and may make further changes as deemed appropriate in future periods to its models.

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

The following table presents the Bank's duration of equity exposure at September 30, 2022 and December 31, 2021. Given the increase in interest rates throughout 2022, additional down rate shock scenarios were re-introduced for the current reporting period.

(in years)	Down 200 basis points	Down 100 basis points	Base Case	Up 100 basis points	Up 200 basis points
Actual Duration of Equity:
September 30, 2022	1.0	1.1	1.0	1.1	1.2
December 31, 2021	N/A	N/A	(0.4)	0.5	1.3

    Duration of equity changes in the first nine months of 2022 were mainly the result of interest rate increases and the offsetting impact of funding mix changes and higher equity due to capital stock increases. The Bank continues to monitor the mortgage and related fixed-income markets, including the impact that changes in the market or anticipated modeling changes may have on duration of equity and other market risk measures and may take actions to reduce market risk exposures as needed. Management believes that the Bank's current market risk profile is reasonable given the current market conditions.

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

        The ROE spread volatility presented in the table below reflects spreads relative to the projected Federal funds rate. Management uses both parallel and non-parallel rate scenarios to assess interest rate risk. The steeper and flatter yield curve shift scenarios are represented by appropriate increases and decreases in short-term and long-term interest rates using the three-year point on the yield curve as the pivot point. Given the increase in interest rates throughout 2022, additional down rate shock scenarios were reintroduced for the current reporting period.

ROE Spread Volatility Increase/(Decline)
(in basis points)	Down 100 bps Longer Term Rate Shock	Down 100 bps Parallel Shock	100 bps Steeper	100 bps Flatter	Up 200 bps Parallel Shock
September 30, 2022	(2)	3	(1)	(12)	(16)
December 31, 2021	(49)	N/A	N/A	23	56

    Changes in ROE spread volatility in the first nine months of 2022 primarily reflect the impact of funding mix changes and interest rate increases. For each scenario, the Board's limit on the decline in ROE spread is set at no greater than 100 basis points. The Bank was in compliance with the ROE spread volatility limit across all selected interest rate shock scenarios at September 30, 2022 and December 31, 2021.

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

Credit and Counterparty Risk - Total Credit Exposure (TCE) and Collateral

TCE. The Bank manages the credit risk of each member on the basis of the member’s total credit exposure (TCE) to the Bank, which includes advances and related accrued interest, fees, basis adjustments and estimated prepayment fees; letters of credit; forward-dated advance commitments; and MPF credit enhancement and related obligations. This credit risk is managed by monitoring the financial condition of borrowers and by requiring all borrowers (and, where applicable in connection with member affiliate pledge arrangements approved by the Bank, their affiliates) to pledge sufficient eligible collateral for all borrower obligations to the Bank to ensure that all potential forms of credit-related exposures are covered by sufficient eligible collateral. At September 30, 2022, aggregate TCE was $85.6 billion, comprised of approximately $58.8 billion in advance principal outstanding, $26.3 billion in letters of credit (including forward commitments), $0.0 million in advance commitments, and $440.2 million in accrued interest, prepayment fees, MPF credit enhancement obligations and other fees.

The Bank establishes a maximum borrowing capacity (MBC) for each member based on collateral weightings applied to eligible collateral as described in the Bank’s Member Products Policy. Details regarding this policy are available in the Advance Products discussion in Item 1. Business in the Bank's 2021 Form 10-K. According to the Policy, eligible collateral is weighted to help ensure that the collateral value will exceed the amount that may be owed to the Bank in the event of a default. The Bank also has the ability to call for additional or substitute collateral while any indebtedness is outstanding to protect the Bank’s fully secured position. At September 30, 2022 and December 31, 2021, on a borrower-by-borrower basis, the Bank had a perfected security interest in eligible collateral with an estimated collateral value (after collateral weightings) in excess of the book value of all members’ and nonmember housing associates’ obligations to the Bank.

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

The following table presents the Bank’s top five financial entities with respect to their TCE at September 30, 2022.

	September 30, 2022
(dollars in millions)	TCE	% of Total
PNC Bank, National Association, DE(2)	$30,172.7	35.3%
TD Bank National, Association, DE	20,503.7	24.0
Ally Bank, UT (1)	13,371.1	15.6
Santander Bank, National Association, DE(3)	5,021.0	5.9
Fulton Bank, National Association, PA	1,569.0	1.8
	70,637.5	82.6
Other financial institutions	14,921.2	17.4
Total TCE outstanding	$85,558.7	100.0%
Notes:
(1) For Bank membership purposes, principal place of business is Horsham, PA.
(2)For Bank membership purposes, principal place of business is Pittsburgh, PA.
(3)Santander Bank, N.A. is a subsidiary of Banco Santander, which is located in Spain.

    Member Advance Concentration Risk. The following table lists the Bank’s top five borrowers based on advance balances at par as of September 30, 2022.

	September 30, 2022
(dollars in millions)	Advance Balance	% of Total
PNC Bank, National Association, DE(2)	$30,075.0	51.2%
Ally Bank, UT (1)	13,350.0	22.7
Santander Bank, National Association, DE(3)	5,000.0	8.5
First National Bank of Pennsylvania, PA	930.0	1.6
American Heritage FCU, PA	615.2	1.0
	49,970.2	85.0
Other borrowers	8,812.6	15.0
Total advances	$58,782.8	100.0%
Notes:
(1) For Bank membership purposes, principal place of business is Horsham, PA.
(2)For Bank membership purposes, principal place of business is Pittsburgh, PA.
(3)Santander Bank, N.A. is a subsidiary of Banco Santander, which is located in Spain.

The average year-to-date September 30, 2022 balances for the five largest borrowers totaled $21.3 billion, or 74.8% of total average advances. The advances made by the Bank to each of these borrowers are secured by collateral with an estimated value, after collateral weightings, in excess of the book value of the advances. The Bank has implemented specific credit and collateral review monitoring for these members.

Letters of Credit. The letter of credit product is collateralized under the same policies, procedures and guidelines that apply to advances. Outstanding letters of credit totaled $23.3 billion at September 30, 2022 and $19.4 billion at December 31, 2021, primarily related to public unit deposits. Not included in these totals are additional authorized but unused standby letters of credit of $2.6 billion at September 30, 2022 and $2.3 billion at December 31, 2021. The Bank had a concentration of letters of credit with one member (TD Bank) of $17.9 billion or 77% of the total at September 30, 2022 and $14.7 billion or 76% of the total at December 31, 2021.

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

    For member borrowers, the following tables present information on a combined basis regarding the type of collateral securing their outstanding credit exposure and the collateral status as of September 30, 2022 and December 31, 2021.

	September 30, 2022
(dollars in millions)	Blanket Lien		Listing		Delivery		Total
	Amount	%	Amount	%	Amount	%	Amount	%
One-to-four single-family residential mortgage loans	$108,883.9	47.0%	$175.0	6.5%	$1.1	0.1%	$109,060.0	46.3%
High quality investment securities	3,021.0	1.3	2,066.4	77.2	1,000.0	96.8	$6,087.4	2.6
ORERC/CFI eligible collateral	97,086.3	41.9	370.9	13.9	32.1	3.1	$97,489.3	41.4
Multi-family residential mortgage loans	22,705.5	9.8	64.8	2.4	—	—	22,770.3	9.7
Total eligible collateral value	$231,696.7	100.0%	$2,677.1	100.0%	$1,033.2	100.0%	$235,407.0	100.0%
Total TCE	$83,534.3	97.6%	$1,327.2	1.6%	$697.2	0.8%	$85,558.7	100.0%
Number of members	166	84.7%	17	8.7%	13	6.6%	196	100.0%

	December 31, 2021
(dollars in millions)	Blanket Lien		Listing		Delivery		Total
	Amount	%	Amount	%	Amount	%	Amount	%
One-to-four single-family residential mortgage loans	$95,780.3	48.3%	$126.7	8.4%	$8.2	0.7%	$95,915.2	47.8%
High quality investment securities	1,155.1	0.6	1,177.9	78.6	1,056.2	95.9	3,389.2	1.7
ORERC/CFI eligible collateral	83,792.5	42.3	170.3	11.4	37.4	3.4	84,000.2	41.8
Multi-family residential mortgage loans	17,489.1	8.8	24.0	1.6	—	—	17,513.1	8.7
Total eligible collateral value	$198,217.0	100.0%	$1,498.9	100.0%	$1,101.8	100.0%	$200,817.7	100.0%
Total TCE	$35,003.0	95.7%	$894.0	2.4%	$684.5	1.9%	$36,581.5	100.0%
Number of members	156	85.2%	13	7.1%	14	7.7%	183	100.0%

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

Investment Quality and External Credit Ratings. The following tables present the Bank’s investment carrying values as of September 30, 2022 and December 31, 2021, based on the lowest credit rating from the NRSROs (Moody’s, S&P and Fitch).

	September 30, 2022(1)
	Long-Term Rating
(in millions)	AAA	AA	A	BBB	Below Investment Grade	Unrated	Total
Money market investments:
Interest-bearing deposits			$1,175.4	$352.6			$1,528.0
Securities purchased under agreements to resell	3,900.0						3,900.0
Federal funds sold		1,355.0	3,150.0				4,505.0
Total money market investments	3,900.0	1,355.0	4,325.4	352.6	—	—	9,933.0
Investment securities:
U.S. Treasury obligations		5,448.9	—	—	—	—	5,448.9
GSE and TVA obligations		1,359.4	—	—	—	—	1,359.4
State or local agency obligations	16.0	149.4	—	—	—	—	165.4
Total non-MBS	16.0	6,957.7	—	—	—	—	6,973.7
U.S. obligations single-family MBS		588.4					588.4
GSE single-family MBS		2,188.1					2,188.1
GSE multifamily MBS		2,862.1					2,862.1
Private label MBS		11.6	12.8	14.2	53.6	113.7	205.9
Total MBS	—	5,650.2	12.8	14.2	53.6	113.7	5,844.5
Total investments	$3,916.0	$13,962.9	$4,338.2	$366.8	$53.6	$113.7	$22,751.2

	December 31, 2021 (1)
	Long-Term Rating
(in millions)	AAA	AA	A	BBB	Below Investment Grade	Unrated	Total
Money market investments:
Interest-bearing deposits	$—	$—	$333.0	$190.0	$—	$—	$523.0
Securities purchased under agreements to resell	920.0	—	750.0	—	—	—	1,670.0
Federal funds sold	—	250.0	1,725.0	—	—	—	1,975.0
Total money market investments	920.0	250.0	2,808.0	190.0	—	—	4,168.0
Investment securities:
U.S. Treasury obligations	—	5,075.2	—	—	—	—	5,075.2
Certificates of deposit	—	—	—	—	—	—	—
GSE and TVA obligations	—	1,736.9	—	—	—	—	1,736.9
State or local agency obligations	20.5	186.7	—	—	—	—	207.2
Total non-MBS	20.5	6,998.8	—	—	—	—	7,019.3
U.S. obligations single-family MBS	—	482.0	—	—	—	—	482.0
GSE single-family MBS	—	2,659.1	—	—	—	—	2,659.1
GSE multifamily MBS	—	3,499.4	—	—	—	—	3,499.4
Private label MBS	—	6.9	24.5	18.1	83.6	131.5	264.6
Total MBS	—	6,647.4	24.5	18.1	83.6	131.5	6,905.1
Total investments	$940.5	$13,896.2	$2,832.5	$208.1	$83.6	$131.5	$18,092.4
Notes:
(1) Balances exclude $5.3 million of Interest-bearing deposits with FHLB of Chicago for September 30, 2022 and $5.4 million for December 31, 2021 and total accrued interest of $37.9 million for September 30, 2022 and $27.6 million for December 31, 2021.

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

As of September 30, 2022, the Bank had unsecured exposure to 12 counterparties totaling $6.0 billion, with 5 counterparties each exceeding 10% of the total exposure. The following table presents the Bank's unsecured credit exposure with non-governmental counterparties by investment type at September 30, 2022 and December 31, 2021. The unsecured investment credit exposure presented may not reflect the average or maximum exposure during the period.

(in millions)
Carrying Value (1) (2)	September 30, 2022	December 31, 2021
Interest-bearing deposits	$1,528.0	$523.0
Federal funds sold	4,505.0	1,975.0
Total	$6,033.0	$2,498.0
Note:
(1) Excludes unsecured investment credit exposure to U.S. government, U.S. government agencies and instrumentalities, GSEs, and supranational entities.
(2) Excludes $5.3 million of Interest-bearing deposits with FHLB of Chicago for September 30, 2022 and $5.4 million for December 31, 2021 and $336.6 million of compensating balance account with a counterparty which is non-interest bearing for December 31, 2021. There were no compensating account balances with a counterparty which are non-interest bearing at September 30, 2022 .

    As of September 30, 2022, 64% of the Bank’s unsecured investment credit exposures were to U.S. branches and agency offices of foreign commercial banks. The Bank actively monitors its credit exposures and the credit quality of its counterparties, including an assessment of each counterparty’s financial performance, capital adequacy, sovereign support, and the current market perceptions of the counterparties. General macro-economic, political and market conditions may also be considered when deciding on unsecured exposure. As a result, the Bank may limit or suspend existing counterparties.

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

    Finance Agency regulation also permits the Bank to extend additional unsecured credit for overnight transactions and for sales of Federal funds subject to continuing contracts that renew automatically. For overnight exposures only, the Bank's total unsecured exposure to a counterparty may not exceed twice the applicable regulatory limit, or a total of 2% to 30% of the eligible amount of regulatory capital, based on the counterparty's internal credit rating. As of September 30, 2022, the Bank was in compliance with the regulatory limits established for unsecured credit.

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

(in millions)
September 30, 2022 (1) (2)
	Carrying Value
Domicile of Counterparty	Investment Grade (3) (4)
	AA	A	BBB	Total
Domestic	$—	$1,800.4	$352.6	$2,153.0
U.S. branches and agency offices of foreign commercial banks:
Australia	—	675.0	—	675.0
Canada	850.0	700.0	—	1,550.0
Finland	505.0	—	—	505.0
France	—	200.0	—	200.0
Germany	—	250.0	—	250.0
Netherlands	—	700.0	—	700.0
Total U.S. branches and agency offices of foreign commercial banks	1,355.0	2,525.0	—	3,880.0
Total unsecured investment credit exposure	$1,355.0	$4,325.4	$352.6	$6,033.0

(in millions)
December 31, 2021 (1) (2)
	Carrying Value
Domicile of Counterparty	Investment Grade (3) (4)
	AA	A	BBB	Total
Domestic	$—	$333.0	$190.0	$523.0
U.S. branches and agency offices of foreign commercial banks:
Australia	—	675.0	—	675.0
Canada	—	425.0	—	425.0
Finland	250.0	—	—	250.0
Germany	—	200.0	—	200.0
Netherlands	—	425.0	—	425.0
Total U.S. branches and agency offices of foreign commercial banks	250.0	1,725.0	—	1,975.0
Total unsecured investment credit exposure	$250.0	$2,058.0	$190.0	$2,498.0
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
(4) Represents the NRSRO rating of the counterparty not the country. There were no AAA rated investments at September 30, 2022 or December 31, 2021.

At September 30, 2022 and December 31, 2021, all of the unsecured investments held by the Bank had overnight maturities.

U.S. Treasury Obligations. The Bank invests in U.S. Treasury obligations that are explicitly fully guaranteed by the U.S. government. This portfolio totaled $5.4 billion at September 30, 2022 and $5.1 billion at December 31, 2021.

Agency/GSE Securities and Agency/GSE MBS. The Bank invests in and is subject to credit risk related to securities issued by Federal Agencies or U.S. government corporations. In addition, the Bank invests in MBS issued by these same entities that are directly supported by underlying mortgage loans. Both the securities and MBS are either explicitly or implicitly guaranteed by the U.S. government. These portfolios totaled $7.0 billion at September 30, 2022 and $8.4 billion at December 31, 2021.

State and Local Agency Obligations. The Bank invests in and is subject to credit risk related to a portfolio of state and local agency obligations (i.e., Housing Finance Agency bonds) that are directly or indirectly supported by underlying mortgage loans. These portfolios totaled $165.4 million at September 30, 2022 and $207.2 million at December 31, 2021.

Private Label MBS. The Bank also holds investments in private label MBS, which are supported by underlying mortgage loans. The Bank made investments in private label MBS that were rated AAA at the time of purchase with the exception of one, which was rated AA. However, since the time of purchase, there have been significant ratings downgrades. In 2007, the Bank discontinued the purchase of private label MBS. The carrying value of the Bank’s private label MBS portfolio was $205.9 million at September 30, 2022 and $264.6 million at December 31, 2021.

Credit Losses. The Bank evaluates its private label MBS for expected credit losses quarterly, based on whether there is an expectation of a shortfall in receiving all cash flows contractually due. The Bank expects to receive all cash flows contractually due with respect to its HTM private label MBS and therefore has no ACL related to this portfolio. With respect to its AFS private label MBS, the Bank had an ACL of $7.5 million as of September 30, 2022 and $2.4 million as of December 31, 2021. For its AFS private label MBS for which the Bank expects a shortfall, an ACL is recorded, limited to the amount of a security's unrealized loss. If the security is in an unrealized gain position, the ACL is zero.

The Bank recorded a provision for credit losses of $2.5 million compared with a reversal for credit losses of $0.5 million on its AFS private label MBS for the third quarter of 2022 and 2021, respectively. For the nine months ended September 30, 2022, the Bank recorded a provision for credit losses of $5.1 million and a reversal of $0.3 million for the same prior-year period. Because the Bank does not intend to sell and will not be required to sell its AFS private label MBS with recorded credit losses before anticipated recovery of their amortized cost basis, the Bank did not write down any of its AFS private label MBS securities amortized cost basis for the difference between amortized cost and fair value.

For those AFS private label MBS with a credit loss previously recorded, when the Bank projects an increase in cash flows during its quarterly assessment of expected credit losses, the Bank will first reverse the ACL by recognizing a reversal for credit losses up to the amount of the ACL, if any. If the Bank projects a significant increase in cash flows, the Bank adjusts the accretable yield prospectively. Credit losses recovered through interest income on these securities was $3.3 million and $3.2 million for the third quarter of 2022 and 2021, respectively, and $9.2 million and $10.2 million for the first nine months of 2022 and 2021, respectively.

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

Credit and Counterparty Risk - Mortgage Loans, BOB Loans and Derivatives

Mortgage Loans. The Finance Agency has authorized the Bank to hold mortgage loans under the MPF Program whereby the Bank acquires mortgage loans from participating members in a shared credit risk structure. Conventional mortgage loans carry CE such that the Bank has a high degree of confidence that it will be paid principal and interest in all material respects, even under reasonably likely adverse changes to expected economic conditions. Loans are assessed by a third-party credit model at acquisition, and a CE is calculated based on loan attributes and the Bank’s risk tolerance with respect to its MPF portfolio. The Bank had net mortgage loans held for portfolio of $4.6 billion for September 30, 2022 and $4.7 billion December 31, 2021, after an allowance for credit losses of $3.6 million at September 30, 2022 and $3.4 million at December 31, 2021.

Mortgage Insurers. The Bank’s MPF Program currently has credit exposure to nine mortgage insurance companies which provide PMI and/or Supplemental Mortgage Insurance (SMI) for the Bank’s various products. To be active, the mortgage insurance company must be approved as a qualified insurer in accordance with the AMA regulation. At least every two years, the Bank reviews the qualified insurers to determine if they continue to meet the financial and operational standards set by the Bank.

When a conventional mortgage loan requires PMI, the MPF Program modeling applied to the Bank’s acquisitions requires additional CE from the PFI to compensate for the mortgage insurer rating when it is below BBB+. The unpaid principal balance and maximum coverage outstanding for seriously delinquent loans with PMI as of September 30, 2022 was $8.4 million and $2.5 million, respectively. The corresponding amounts at December 31, 2021 were $10.3 million and $3.2 million.

The MPF Plus product required SMI under the MPF Program when each pool was established. At September 30, 2022, five of the 14 MPF Plus pools still have SMI policies in place. Per MPF Program guidelines, the existing MPF Plus product exposure is required to be secured by the PFI once the SMI company is rated below AA-. As of September 30, 2022, all of the SMI exposure is fully collateralized. The Bank does not currently offer the MPF Plus product and has not purchased loans under MPF Plus Commitments since July 2006.

    BOB Loans. See Note 1 - Summary of Significant Accounting Policies in Item 8 in the Bank's 2021 Form 10-K for a description of the BOB program. The allowance for credit losses on BOB loans was $3.2 million at both September 30, 2022 and at December 31, 2021.

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

Uncleared Derivatives. The Bank is subject to non-performance by counterparties to its uncleared derivative transactions. The Bank requires collateral on uncleared derivative transactions. Generally, the Bank's ISDA agreements for uncleared derivatives have collateral delivery thresholds set to zero (subject to minimum transfer amounts). The Bank has a small number of legacy trades that require collateral amounts from its counterparties based on credit rating. As a result of these risk mitigation initiatives, the Bank does not anticipate any credit losses on its uncleared derivative transactions with counterparties as of September 20,2022. The Bank’s total net credit exposure to uncleared derivative counterparties is immaterial.

    Cleared Derivatives. The Bank is subject to credit risk exposure to the Clearing Houses and clearing agent. The requirement that the Bank post initial margin and exchange variation margin settlement payments, through the clearing agent, to the Clearing Houses, exposes the Bank to institutional credit risk in the event that the clearing agent or the Clearing Houses fail to meet their obligations. Initial margin is the amount calculated based on anticipated exposure to future changes in the value of a swap and protects the Clearing Houses from market risk in the event of default by one of its clearing agents. Variation margin is the amount accumulated through daily settlement of the current exposure arising from changes in the market value of the position since the trade was executed. The Bank's use of cleared derivatives is intended to mitigate credit risk exposure because a central counterparty is substituted for individual counterparties and collateral postings and variation margin settlement payments are made daily for changes in the value of cleared derivatives through a clearing agent. The Bank does not anticipate any credit losses on its cleared derivatives as of September 30, 2022.

    The contractual or notional amount of derivative transactions reflects the involvement of the Bank in the various classes of financial instruments. The maximum credit risk of the Bank with respect to derivative transactions is the estimated cost of replacing the derivative transactions if there is a default, minus the value of any related collateral, including initial margin and variation margin settlements on cleared derivatives. In determining maximum credit risk, the Bank considers accrued interest receivables and payables as well as the netting requirements to net assets and liabilities. The following table presents the derivative positions with non-member counterparties and member institutions to which the Bank has credit exposure at September 30, 2022 and December 31, 2021.

(in millions)	September 30, 2022
Credit Rating (1)	Notional Amount	Fair Value Before Collateral	Cash Collateral Pledged To (From) Counterparties	Net Credit Exposure to Counterparties
Non-member counterparties
Asset positions with credit exposure:
Cleared derivatives	$35,825.1	$25.8	$206.7	$232.5
Liability positions with credit exposure:
Uncleared derivatives
AA	$50.0	$(0.6)	$0.6	—
Total derivative positions with credit exposure to non-member counterparties	35,875.1	25.2	207.3	232.5
Member institutions (2)	32.8	0.1	—	0.1
Total	$35,907.9	$25.3	$207.3	$232.6
Derivative positions without credit exposure	23,445.4
Total notional	$59,353.3

(in millions)	December 31, 2021
Credit Rating (1)	Notional Amount	Fair Value Before Collateral	Cash Collateral Pledged To (From) Counterparties	Net Credit Exposure to Counterparties
Non-member counterparties
Asset positions with credit exposure:
Cleared derivatives	$16,504.7	$—	$182.5	$182.5
Liability positions with credit exposure:
Uncleared derivatives
A	1,435.0	(6.7)	6.9	0.2
BBB	1,241.9	(5.8)	5.9	0.1
Total derivative positions with credit exposure to non-member counterparties	19,181.6	(12.5)	195.3	182.8
Member institutions (2)	24.8	—	—	—
Total	$19,206.4	$(12.5)	$195.3	$182.8
Derivative positions without credit exposure	8,505.6
Total notional	$27,712.0
Notes:
(1) This table does not reflect any changes in rating, outlook or watch status occurring after September 30, 2022. The ratings presented in this table represent the lowest long-term counterparty credit rating available for each counterparty based on the NRSROs used by the Bank.
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

Consolidated Obligations. The Bank’s ability to operate its business, meet its obligations and generate net interest income depends primarily on the ability to issue large amounts of various debt structures at attractive rates. Consolidated obligation bonds and discount notes, along with member deposits and capital, represent the primary funding sources used by the Bank to support its asset base. Consolidated obligations benefit from the Bank’s GSE status; however, they are not obligations of the U.S., and the U.S. government does not guarantee them. Consolidated obligation bonds and discount notes are rated Aaa with stable outlook/P-1 by Moody’s and AA+ with stable outlook/A-1+ by S&P, as of September 30, 2022. These ratings measure the likelihood of timely payment of principal and interest. Note 6 - Consolidated Obligations to the unaudited financial statements in this Form 10-Q provides additional information regarding the Bank’s consolidated obligations.

Liquidity Investment Portfolio. The Bank’s liquidity for regulatory purposes is comprised of cash, interest-bearing deposits, certificates of deposit, Federal funds sold, securities purchased under agreements to resell, and U.S. Treasury obligations classified as trading or AFS.

Contingency Liquidity. The Bank's sources of contingency liquidity include maturing overnight and short-term investments, maturing advances, unencumbered repurchase-eligible assets, trading securities, AFS securities, certificates of deposits and MBS repayments. Uses of contingency liquidity include net settlements of consolidated obligations, member loan commitments, mortgage loan purchase commitments, deposit outflows and maturing other borrowed funds. Excess contingency liquidity is calculated as the difference between sources and uses of contingency liquidity. Excess contingency liquidity was approximately $21.2 billion at September 30, 2022 and $15.7 billion at December 31, 2021.

    Funding and Debt Issuance. Changes or disruptions in the capital markets could limit the Bank’s ability to issue consolidated obligations, which could impact the Bank's liquidity and cost of funds. The Bank’s access to the capital markets has never been interrupted to the extent the Bank’s ability to meet its membership needs and obligations was compromised, and the Bank currently has no reason to believe that its ability to issue consolidated obligations will be impeded to that extent. During the first nine months of 2022, the Bank maintained continual access to funding. Access to short-term debt markets has been reliable because investors, driven by increased liquidity preferences and risk aversion have sought the FHLBanks' short-term debt as an asset of choice, including funding indexed to Secured Overnight Financing Rate (SOFR). This has led to advantageous funding opportunities and increased utilization of debt maturing in one year or less. The FHLBanks have maintained comparatively stable access to funding through a diverse investor base at relatively favorable spreads to U.S. Treasury rates.

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

    Regulatory Liquidity Requirements. The Bank is required to maintain a level of liquidity in accordance with certain Finance Agency guidance. Under these policies and guidelines, the Bank is required to maintain contingency liquidity to meet liquidity needs in an amount at least equal to its anticipated net cash outflows under certain scenarios. One scenario assumes that the Bank cannot access the capital markets for a period of 20 days and during that time members would renew any maturing, prepaid or called advances. In addition, the Bank is required to perform and report to the Finance Agency the results of an annual liquidity stress test. For the nine months ended September 30, 2022, the Bank was in compliance with the liquidity requirements except for one day, which non-compliance was a result of significant advance demand.Refer to the Liquidity and Funding Risk section in Item 7. of the Bank's 2021 Form 10-K for additional information.

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

Operational and Business Risks

    Operational Risk. Operational Risk is defined as the potential for loss resulting from inadequate or failed internal processes, people, and systems, or from external events and encompasses risks related to housing mission-related activities, including the Bank's member products and services activities and those associated with affordable housing programs or goals and other Bank business activities. The Bank considers various sources of risk of unexpected loss, including human error, fraud, unenforceability of legal contracts, deficiencies in internal controls and/or information systems, or damage from fire, theft, natural disaster or acts of terrorism. Generally, the category of operational risk includes loss exposures of a physical or procedural nature. Specifically, operational risk includes compliance, fraud, information/transaction, legal, cyber, vendor, people, succession and model risk. The Bank has established policies and procedures to manage each of the specific operational risks.

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

The Bank has assessed its exposure to LIBOR by developing an inventory of impacted financial instruments. The Bank manages interest rate risk between its assets and liabilities by entering into derivatives to preserve the value of and earn stable returns on its assets. These instruments may have different fallback features when LIBOR ceases. The following table presents the Bank’s LIBOR-indexed financial instruments, excluding interest rate caps, by contractual maturity as of September 30, 2022.

(in millions)	Prior to June 30, 2023	Thereafter	Total
Assets Indexed to LIBOR
Principal Amount:
Advances	$50.0	$93.1	$143.1
Investments:
MBS	4.5	3,966.1	3,970.6
Derivatives Hedging Assets (Receive Leg LIBOR)
Notional Amount:
Cleared	973.6	1,972.4	2,946.0
Uncleared	6.8	11.6	18.4
Total Principal/Notional Amounts	$1,034.9	$6,043.2	$7,078.1
Liabilities Indexed to LIBOR
Derivatives Hedging Liabilities (Pay Leg LIBOR)
Notional Amount:
Cleared	$85.0	$60.0	$145.0
Uncleared	—	—	—
Total Principal/Notional Amounts	$85.0	$60.0	$145.0

To assess trigger events requiring potential fallback language, the Bank has evaluated its contracts. The Bank has also added or adjusted fallback language in advance contracts with its members. Similarly, fallback language has been added to consolidated obligation agreements. With respect to investments, the Bank believes that the LIBOR Act, which was signed into law in March 2022, will facilitate the transition of its LIBOR-based investments that lack adequate language/provisions to address LIBOR’s permanent cessation. The operational impact of adjusting terms and conditions to reflect the fallback language may be impacted by the number of financial instruments and counterparties.

The Bank continues to enhance its operational and modeling capabilities for alternative reference rates such as SOFR by testing and installing vendor releases.  From a balance sheet management perspective, the Bank has issued SOFR-indexed debt and SOFR-indexed advance products. Additionally, the Bank has been executing Overnight Index Swap (OIS) and SOFR indexed derivatives as alternative interest rate hedging strategies. The Bank is no longer issuing new financial instruments indexed to LIBOR. The following table presents the Bank’s variable rate financial instruments, excluding interest rate caps, by index as of September 30, 2022.

(in millions)	LIBOR	SOFR	OIS	Other	Total
Assets Indexed to a Variable Rate
Principal Amount:
Advances	$143.1	$32,394.3	$—	$1,445.3	$33,982.7
Investments:
MBS	3,970.6	313.3	—	58.5	4,342.4
Derivatives Hedging Assets (Receive Leg Variable Rate)
Notional Amount	2,964.3	13,999.0	358.9	—	17,322.2
Total Principal/Notional Amounts	$7,078.0	$46,706.6	$358.9	$1,503.8	$55,647.3

Liabilities Indexed to a Variable Rate
Principal Amount:
Consolidated Obligations	$—	$10,833.0	$—	$—	$10,833.0
Derivatives Hedging Liabilities (Pay Leg Variable Rate)
Notional Amount	145.0	39,930.2	1,048.0	—	41,123.2
Total Principal/Notional Amounts	$145.0	$50,763.2	$1,048.0	$—	$51,956.2

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

Item 1: Financial Statements (unaudited)

Federal Home Loan Bank of Pittsburgh
Statements of Income (unaudited)

	Three months ended September 30,		Nine months ended September 30,
(in thousands)	2022	2021	2022	2021
Interest income:
Advances	$271,015	$31,298	$382,012	$112,582
Interest-bearing deposits	11,640	214	15,015	800
Securities purchased under agreements to resell	15,585	185	20,299	449
Federal funds sold	27,166	692	36,435	2,004
Trading securities	1,858	2,972	5,570	11,548
Available-for-sale (AFS) securities	79,004	23,769	144,726	74,066
Held-to-maturity (HTM) securities	7,192	7,746	20,654	25,871
Mortgage loans held for portfolio	34,145	31,996	99,890	95,114
Total interest income	447,605	98,872	724,601	322,434
Interest expense:
Consolidated obligations - discount notes	142,549	1,378	181,711	5,473
Consolidated obligations - bonds	194,399	53,035	318,851	172,777
Deposits	3,923	122	5,593	186
Mandatorily redeemable capital stock and other borrowings	867	670	1,495	3,437
Total interest expense	341,738	55,205	507,650	181,873
Net interest income	105,867	43,667	216,951	140,561
Provision (reversal) for credit losses	3,226	(874)	5,429	(2,292)
Net interest income after provision (reversal) for credit losses	102,641	44,541	211,522	142,853
Noninterest income (loss):
Net gains (losses) on investment securities (Note 2)	(8,342)	(3,113)	(28,250)	(15,827)
Net gains (losses) on derivatives and hedging activities (Note 5)	6,648	(411)	15,409	5,323
Standby letters of credit fees	6,443	5,905	17,739	17,465
Other, net	104	1,240	502	3,078
Total noninterest income (loss)	4,853	3,621	5,400	10,039
Other expense:
Compensation and benefits	13,029	11,220	38,889	38,431
Other operating	9,243	8,939	25,494	25,312
Finance Agency	1,145	1,617	3,566	4,852
Office of Finance	1,339	1,133	3,754	3,434
Total other expense	24,756	22,909	71,703	72,029
Income before assessments	82,738	25,253	145,219	80,863
Affordable Housing Program (AHP) assessment	8,317	2,592	14,628	8,430
Net income	$74,421	$22,661	$130,591	$72,433

The accompanying notes are an integral part of these financial statements.

Federal Home Loan Bank of Pittsburgh
Statements of Comprehensive Income (Loss) (unaudited)

	Three months ended September 30,		Nine months ended September 30,
(in thousands)	2022	2021	2022	2021
Net income	$74,421	$22,661	$130,591	$72,433
Other comprehensive income (loss):
Net unrealized gains (losses) on AFS securities	(71,853)	(1,284)	(177,261)	(13,058)
Realized (gains) losses on AFS securities included in net income	(188)	—	(415)	—
Pension and post-retirement benefits	189	196	567	2,048
Total other comprehensive income (loss)	(71,852)	(1,088)	(177,109)	(11,010)
Total Comprehensive income (loss)	$2,569	$21,573	$(46,518)	$61,423

The accompanying notes are an integral part of these financial statements.

Federal Home Loan Bank of Pittsburgh
Statements of Condition (unaudited)

(in thousands)	September 30, 2022	December 31, 2021
ASSETS
Cash and due from banks	$22,742	$428,190
Interest-bearing deposits (Note 2)	1,533,385	528,476
Securities purchased under agreements to resell (Note 2)	3,900,000	1,670,000
Federal funds sold (Note 2)	4,505,000	1,975,000
Investment securities: (Note 2)
Trading securities	229,770	243,262
AFS securities, net; amortized cost of $11,647,998 and $12,354,656	11,577,817	12,467,293
HTM securities; fair value of $928,517 and $1,248,363	1,010,566	1,213,872
Total investment securities	12,818,153	13,924,427
Advances (Note 3)	58,402,213	14,124,375
Mortgage loans held for portfolio, net (Note 4)	4,598,544	4,676,183
Banking on Business (BOB) loans, net	22,470	22,501
Accrued interest receivable	208,144	74,660
Derivative assets (Note 5)	232,508	182,853
Other assets	36,097	44,609
Total assets	$86,279,256	$37,651,274

LIABILITIES AND CAPITAL
Liabilities
Deposits	$669,043	$1,087,507
Consolidated obligations: (Note 6)
Discount notes	31,504,165	10,493,617
Bonds	49,107,588	23,105,738
Total consolidated obligations	80,611,753	33,599,355
Mandatorily redeemable capital stock (Note 7)	28,040	22,457
Accrued interest payable	184,081	59,123
AHP payable	70,630	81,152
Derivative liabilities (Note 5)	18,635	5,845
Other liabilities	234,035	60,183
Total liabilities	81,816,217	34,915,622
Commitments and contingencies (Note 10)
Capital (Note 7)
Capital stock - putable ($100 par value) issued and outstanding shares 30,500 and 12,270, respectively	3,049,956	1,227,050
Retained earnings:
Unrestricted	1,000,241	941,033
Restricted	479,760	457,378
Total retained earnings	1,480,001	1,398,411
Accumulated Other Comprehensive Income (AOCI)	(66,918)	110,191
Total capital	4,463,039	2,735,652
Total liabilities and capital	$86,279,256	$37,651,274

The accompanying notes are an integral part of these financial statements.

Federal Home Loan Bank of Pittsburgh
Statements of Cash Flows (unaudited)

	Nine months ended September 30,
(in thousands)	2022	2021
OPERATING ACTIVITIES
Net income	$130,591	$72,433
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization (accretion)	57,212	9,175
Net change in derivative and hedging activities	861,356	196,913
Net realized (gains) from sales of AFS securities	(415)	—
Net change in fair value adjustments on trading securities	28,664	15,827
Other adjustments, net	6,756	(846)
Net change in:
Accrued interest receivable	(134,891)	13,138
Other assets	4,331	2,060
Accrued interest payable	124,962	(163)
Other liabilities	(13,419)	(26,849)
Net cash provided by (used in) operating activities	$1,065,147	$281,688
INVESTING ACTIVITIES
Net change in:
Interest-bearing deposits (including $98 and $353 (to) from other FHLBanks)	$(1,930,492)	$357,530
Securities purchased under agreements to resell	(2,230,000)	(400,000)
Federal funds sold	(2,530,000)	(625,000)
Trading securities:
Proceeds	—	1,026,553
Purchases	(14,944)	(399,875)
AFS securities:
Proceeds (includes $476,816 from sales of AFS securities in 2022)	1,629,013	1,841,239
Purchases	(1,306,448)	(4,550,532)
HTM securities:
Proceeds	302,284	1,663,579
Purchases	(101,553)	(500,000)
Advances:
Repaid	194,282,341	24,135,278
Originated	(238,985,991)	(12,301,266)
Mortgage loans held for portfolio:
Principal collected	513,028	1,209,685
Purchases	(449,944)	(1,128,656)
Other investing activities, net	544	(1,631)
Net cash provided by (used in) investing activities	$(50,822,162)	$10,326,904
The accompanying notes are an integral part of these financial statements.

Federal Home Loan Bank of Pittsburgh Statements of Cash Flows (unaudited)
(continued)
	Nine months ended September 30,
(in thousands)	2022	2021
FINANCING ACTIVITIES
Net change in deposits	$(415,717)	$42,840
Net proceeds from issuance of consolidated obligations:
Discount notes	237,077,288	97,758,921
Bonds	34,277,767	17,583,228
Payments for maturing and retiring consolidated obligations:
Discount notes	(216,132,034)	(95,159,250)
Bonds	(7,235,225)	(30,253,395)
Proceeds from issuance of capital stock	4,043,101	560,153
Payments for repurchase/redemption of capital stock	(2,214,385)	(885,227)
Payments for repurchase/redemption of mandatorily redeemable capital stock	(227)	(120,603)
Cash dividends paid	(49,001)	(52,210)
Net cash provided by (used in) financing activities	$49,351,567	$(10,525,543)
Net increase (decrease) in cash and due from banks	$(405,448)	$83,049
Cash and due from banks at beginning of the period	428,190	1,036,459
Cash and due from banks at end of the period	$22,742	$1,119,508
Supplemental disclosures:
Cash activities:
Interest paid	$354,611	$211,473
AHP payments, net	25,150	23,761
Non-cash activities:
Capital stock reclassified to mandatorily redeemable capital stock	5,810	1,069

The accompanying notes are an integral part of these financial statements.

Federal Home Loan Bank of Pittsburgh
Statements of Changes in Capital (unaudited)

	Capital Stock - Putable		Retained Earnings
(in thousands)	Shares	Par Value	Unrestricted	Restricted	Total	AOCI	Total Capital
June 30, 2021	12,030	$1,202,989	$929,737	$457,378	$1,387,115	$127,404	$2,717,508
Comprehensive income (loss)	—	—	22,661	—	22,661	(1,088)	21,573
Issuance of capital stock	1,928	192,791	—	—	—	—	192,791
Repurchase/redemption of capital stock	(1,930)	(193,013)	—	—	—	—	(193,013)
Shares reclassified to mandatorily redeemable capital stock	(11)	(1,069)	—	—	—	—	(1,069)
Cash dividends	—	—	(12,802)	—	(12,802)	—	(12,802)
September 30, 2021	12,017	$1,201,698	$939,596	$457,378	$1,396,974	$126,316	$2,724,988

June 30, 2022	20,630	$2,063,049	$965,097	$464,875	$1,429,972	$4,934	$3,497,955
Comprehensive income (loss)	—	—	59,536	14,885	74,421	(71,852)	2,569
Issuance of capital stock	18,834	1,883,452	—	—	—	—	1,883,452
Repurchase/redemption of capital stock	(8,906)	(890,735)	—	—	—	—	(890,735)
Shares reclassified to mandatorily redeemable capital stock	(58)	(5,810)	—	—	—	—	(5,810)
Cash dividends	—	—	(24,392)	—	(24,392)	—	(24,392)
September 30, 2022	30,500	$3,049,956	$1,000,241	$479,760	$1,480,001	$(66,918)	$4,463,039

	Capital Stock - Putable		Retained Earnings
(in thousands)	Shares	Par Value	Unrestricted	Restricted	Total	AOCI	Total Capital
December 31, 2020	15,278	$1,527,841	$919,373	$457,378	$1,376,751	$137,326	$3,041,918
Comprehensive income	—	—	72,433	—	72,433	(11,010)	61,423
Issuance of capital stock	5,602	560,153	—	—	—	—	560,153
Repurchase/redemption of capital stock	(8,852)	(885,227)	—	—	—	—	(885,227)
Shares reclassified to mandatorily redeemable capital stock	(11)	(1,069)	—	—	—	—	(1,069)
Cash dividends	—	—	(52,210)	—	(52,210)	—	(52,210)
September 30, 2021	12,017	$1,201,698	$939,596	$457,378	$1,396,974	$126,316	$2,724,988

December 31, 2021	12,270	$1,227,050	$941,033	$457,378	$1,398,411	$110,191	$2,735,652
Comprehensive income	—	—	108,209	22,382	130,591	(177,109)	(46,518)
Issuance of capital stock	40,431	4,043,101	—	—	—	—	4,043,101
Repurchase/redemption of capital stock	(22,143)	(2,214,385)	—	—	—	—	(2,214,385)
Shares reclassified to mandatorily redeemable capital stock	(58)	(5,810)	—	—	—	—	(5,810)
Cash dividends	—	—	(49,001)	—	(49,001)	—	(49,001)
September 30, 2022	30,500	$3,049,956	$1,000,241	$479,760	$1,480,001	$(66,918)	$4,463,039
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

Notes to Unaudited Financial Statements (continued)
Note 1 – Changes in Accounting Principle and Recently Issued Accounting Standards and Interpretations

    The Bank did not adopt any new accounting standards during the nine months ended September 30, 2022.

    The following table provides a brief description of recently issued accounting standards which may have an impact on the Bank.

Standard	Description	Effective Date	Effect on the Financial Statements or Other Significant Matters
ASU 2022-01: Fair Value Hedging – Portfolio Layer Method	This ASU expands the current last-of-layer method to apply fair value hedging by allowing multiple hedged layers of a single closed portfolio under the method. To reflect that expansion, the last-of-layer method is renamed the portfolio layer method.

Additionally, among other things, this ASU:
• expands the scope of the portfolio layer method to include nonprepayable assets
• specifies eligible hedging instruments in a single-layer hedge
• provides additional guidance on the accounting for and disclosure of hedge basis adjustments under the portfolio layer method, and;
• specifies how hedge basis adjustments should be considered when determining credit losses for the assets included in the closed portfolio.
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
		This ASU will become effective for the Bank beginning on January 1, 2023. Early adoption is permitted.	The Bank is evaluating the impact of this ASU on its financial statements, including the potential impact on the Bank’s MPF portfolio. The Bank does not believe the impact will be material

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

Interest-bearing deposits and Federal funds sold are unsecured investments. Federal funds sold are generally transacted on an overnight term. Finance Agency regulations include a limit on the amount of unsecured credit the Bank may extend to a counterparty. At September 30, 2022 and December 31, 2021, all investments in interest-bearing deposits and Federal funds sold were repaid according to the contractual terms; no ACL was recorded for these assets at September 30, 2022 and December 31, 2021. Carrying values of interest-bearing deposits and Federal funds exclude accrued interest receivable which was immaterial for all periods presented. At September 30, 2022, none of these investments were with counterparties rated below BBB or with unrated counterparties. These may differ from any internal ratings of the investments by the Bank, if applicable.

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

At September 30, 2022 and December 31, 2021, all investments in securities purchased under agreements to resell were repaid according to the contractual terms; no ACL was recorded for these assets at September 30, 2022 and December 31, 2021. Carrying value of securities purchased under agreements to resell exclude accrued interest receivable which was immaterial for all periods presented. At September 30, 2022, none of these investments were with counterparties rated below BBB or with unrated counterparties. These may differ from any internal ratings of the investments by the Bank, if applicable.

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

    Trading Securities. The following table presents the fair value of trading securities by major security type at September 30, 2022 and December 31, 2021.

(in thousands)	September 30, 2022	December 31, 2021
U.S. Treasury obligations	$14,880	$—
GSE obligations	214,890	243,262
Total	$229,770	$243,262

Notes to Unaudited Financial Statements (continued)

The following table presents net gains (losses) on trading securities for the third quarter and first nine months of 2022 and 2021.

	Three months ended September 30,		Nine months ended September 30,
(in thousands)	2022	2021	2022	2021
Net unrealized gains (losses) on trading securities held at period-end	$(8,530)	$(2,979)	$(28,664)	$(13,087)
Net gains (losses) on trading securities sold/matured during the period	—	(134)	—	(2,740)
Net gains (losses) on trading securities	$(8,530)	$(3,113)	$(28,664)	$(15,827)

Notes to Unaudited Financial Statements (continued)

AFS Securities. The following tables presents AFS securities by majority security type at September 30, 2022 and December 31, 2021.

	September 30, 2022
(in thousands)	Amortized Cost (1)	Allowance for Credit Losses	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Non-MBS:
U.S. Treasury obligations	$5,458,033	$—	$1,670	$(25,660)	$5,434,043
GSE and TVA obligations	1,121,145	—	26,005	(2,679)	1,144,471
State or local agency obligations	186,320	—	—	(20,946)	165,374
Total non-MBS	$6,765,498	$—	$27,675	$(49,285)	$6,743,888
MBS:
U.S. obligations single-family	$428,570	$—	$—	$(7,367)	$421,203
GSE single-family	1,776,812	—	3	(39,950)	1,736,865
GSE multifamily	2,535,884	—	141	(9,616)	2,526,409
Private label	141,234	(7,520)	16,456	(718)	149,452
Total MBS	$4,882,500	$(7,520)	$16,600	$(57,651)	$4,833,929
Total AFS securities	$11,647,998	$(7,520)	$44,275	$(106,936)	$11,577,817

	December 31, 2021
(in thousands)	Amortized Cost (1)	Allowance for Credit Losses	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Non-MBS:
U.S. Treasury obligations	$5,069,716	$—	$6,213	$(697)	$5,075,232
GSE and TVA obligations	1,449,717	—	43,935	—	1,493,652
State or local agency obligations	198,775	—	8,422	—	207,197
Total non-MBS	$6,718,208	$—	$58,570	$(697)	$6,776,081
MBS:
U.S. obligations single-family	$394,985	$—	$3,876	$(54)	$398,807
GSE single-family	2,075,683	—	18,377	(991)	2,093,069
GSE multifamily	3,001,730	—	4,526	(1,345)	3,004,911
Private label	164,050	(2,378)	32,826	(73)	194,425
Total MBS	$5,636,448	$(2,378)	$59,605	$(2,463)	$5,691,212
Total AFS securities	$12,354,656	$(2,378)	$118,175	$(3,160)	$12,467,293
Notes:
(1) Includes adjustments made to the cost basis of an investment for accretion, amortization and/or fair value hedge accounting adjustments, and excludes accrued interest receivable of $34.7 million and $22.8 million at September 30, 2022 and December 31, 2021.

Notes to Unaudited Financial Statements (continued)
The following tables summarize the AFS securities with unrealized losses as of September 30, 2022 and December 31, 2021. The unrealized losses are aggregated by major security type and length of time that individual securities have been in a continuous unrealized loss position.

	September 30, 2022
	Less than 12 Months		Greater than 12 Months		Total
(in thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Non-MBS:
U.S. Treasury obligations	$3,648,945	$(25,141)	$88,680	$(519)	$3,737,625	$(25,660)
GSE and TVA obligations	$39,437	$(2,679)	$—	$—	39,437	(2,679)
State or local agency obligations	165,374	(20,946)	—	—	165,374	(20,946)
Total non-MBS	$3,853,756	$(48,766)	$88,680	$(519)	$3,942,436	$(49,285)
MBS:
U.S. obligations single-family	$329,394	$(7,074)	$16,572	$(293)	$345,966	$(7,367)
GSE single-family	1,546,296	(32,512)	83,365	(7,438)	1,629,661	(39,950)
GSE multifamily	1,875,170	(6,260)	544,162	(3,356)	2,419,332	(9,616)
Private label	14,048	(560)	2,379	(158)	16,427	(718)
Total MBS	$3,764,908	$(46,406)	$646,478	$(11,245)	$4,411,386	$(57,651)
Total	$7,618,664	$(95,172)	$735,158	$(11,764)	$8,353,822	$(106,936)

	December 31, 2021
	Less than 12 Months		Greater than 12 Months		Total
(in thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Non-MBS:
U.S. Treasury obligations	$586,346	$(697)	$—	$—	$586,346	$(697)
MBS:
U.S. obligations single-family	$20,188	$(54)	$—	$—	$20,188	$(54)
GSE single-family	188,235	(991)	—	—	188,235	(991)
GSE multifamily	634,032	(517)	524,002	(828)	1,158,034	(1,345)
Private label	—	—	2,476	(73)	2,476	(73)
Total MBS	$842,455	$(1,562)	$526,478	$(901)	$1,368,933	$(2,463)
Total	$1,428,801	$(2,259)	$526,478	$(901)	$1,955,279	$(3,160)

Notes to Unaudited Financial Statements (continued)
Redemption Terms. The amortized cost and fair value of AFS securities by contractual maturity as of September 30, 2022 and December 31, 2021 are presented below. Expected maturities of some securities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment fees.

(in thousands)	September 30, 2022		December 31, 2021
Year of Maturity	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Non-MBS:
Due in one year or less	$1,720,978	$1,719,107	$554,080	$555,481
Due after one year through five years	2,493,137	2,484,451	3,281,393	3,289,730
Due after five years through ten years	2,386,343	2,392,812	2,685,727	2,723,861
Due after ten years	165,040	147,518	197,008	207,009
Total non-MBS	6,765,498	6,743,888	6,718,208	6,776,081
MBS	4,882,500	4,833,929	5,636,448	5,691,212
Total AFS securities	$11,647,998	$11,577,817	$12,354,656	$12,467,293

Interest Rate Payment Terms. The following table details interest payment terms at September 30, 2022 and December 31, 2021.

(in thousands)	September 30, 2022	December 31, 2021
Amortized cost of AFS non-MBS:
Fixed-rate	$6,765,498	$6,718,208
Variable-rate	—	—
Total non-MBS	$6,765,498	$6,718,208
Amortized cost of AFS MBS:
Fixed-rate	$712,406	$765,556
Variable-rate	4,170,094	4,870,892
Total MBS	$4,882,500	$5,636,448
Total amortized cost of AFS securities	$11,647,998	$12,354,656

Realized Gains (Losses) on AFS Securities. The following table provides a summary of proceeds, gross gains and losses on sales of AFS securities for the three and nine months ended September 30, 2022 and 2021.

	Three months ended September 30,		Nine months ended September 30,
(in thousands)	2022	2021	2022	2021
Proceeds from sale of AFS securities	$300,409	$—	$476,816	$—
Gross gains on AFS securities	188	—	415	—
Gross losses on AFS securities	—	—	—	—

Notes to Unaudited Financial Statements (continued)
HTM Securities. The following tables presents HTM securities by major security type at September 30, 2022 and December 31, 2021.

	September 30, 2022
(in thousands)	Amortized Cost (1)	Gross Unrealized Holding Gains	Gross Unrealized Holding Losses	Fair Value
MBS:
U.S. obligations single-family	$167,181	$260	$(5,605)	$161,836
GSE single-family	451,213	127	(62,160)	389,180
GSE multifamily	335,649	—	(11,657)	323,992
Private label	56,523	48	(3,062)	53,509
Total MBS	$1,010,566	$435	$(82,484)	$928,517
Total HTM securities (2)	$1,010,566	$435	$(82,484)	$928,517

	December 31, 2021
(in thousands)	Amortized Cost (1)	Gross Unrealized Holding Gains	Gross Unrealized Holding Losses	Fair Value
MBS:
U.S. obligations single-family	$83,154	$1,029	$—	$84,183
GSE single-family	566,032	7,597	(7,978)	565,651
GSE multifamily	494,472	33,651	—	528,123
Private label	70,214	710	(518)	70,406
Total MBS	$1,213,872	$42,987	$(8,496)	$1,248,363
Total HTM securities (2)	$1,213,872	$42,987	$(8,496)	$1,248,363
Notes:
(1) Includes adjustments made to the cost basis of an investment for accretion and amortization and excludes accrued interest receivable of $2.5 million and $2.7 million at September 30, 2022 and December 31, 2021.
(2) No ACL was recorded for these securities as of September 30, 2022 and December 31, 2021.

Redemption Terms. The amortized cost and fair value of HTM securities by contractual maturity as of September 30, 2022 and December 31, 2021 are presented below. MBS are not presented by contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment fees.

(in thousands)	September 30, 2022		December 31, 2021
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Non-MBS	—	—	—	—
MBS	1,010,566	928,517	1,213,872	1,248,363
Total HTM securities	$1,010,566	$928,517	$1,213,872	$1,248,363

Interest Rate Payment Terms. The following table details interest rate payment terms at September 30, 2022 and December 31, 2021.

(in thousands)	September 30, 2022	December 31, 2021
Amortized cost of HTM MBS:
Fixed-rate	$871,807	$1,042,367
Variable-rate	138,759	171,505
Total MBS	$1,010,566	$1,213,872
Total HTM securities	$1,010,566	$1,213,872

    Debt Securities ACL. For HTM securities, there was no ACL at September 30, 2022 and December 31, 2021. For AFS securities, the Bank recorded an ACL only on its private label MBS at September 30, 2022 and December 31, 2021.

Notes to Unaudited Financial Statements (continued)

AFS Debt Securities - Rollforward of ACL. The following table presents a rollforward of the ACL on AFS securities for the three and nine months ended September 30, 2022 and 2021.

	Private label MBS
	Three months ended September 30,		Nine months ended September 30,
(in thousands)	2022	2021	2022	2021
Balance, beginning of period	$5,033	$2,624	$2,378	$2,417
Increases (decreases) for securities in which a previous ACL or OTTI was recorded	2,487	(536)	5,142	(329)
Balance, end of period	$7,520	$2,088	$7,520	$2,088

Debt Securities ACL Methodology. To evaluate investment securities for credit losses at September 30, 2022, the Bank employs the following methodologies by major security type.

GSE and Other U.S. Obligations. The Bank invests in GSE and other U.S. obligations, which includes Tennessee Valley Authority obligations, single-family MBS, and GSE single-family and multifamily MBS. These securities are issued by Federal Agencies or U.S. government corporations and include MBS issued by these same entities that are directly supported by underlying mortgage loans. All of these securities carry an implicit or explicit government guarantee such that the Bank considers the risk of nonpayment to be zero. As a result, no ACL was recorded on GSE and other U.S. obligations at September 30, 2022 or December 31, 2021.

The Bank only purchases GSE and other U.S. obligations considered investment quality. At September 30, 2022, all of these GSE and other U.S. obligations, based on amortized cost, were rated BBB or above by a NRSRO, based on the lowest long-term credit rating for each security. These may differ from any internal ratings of the securities by the Bank, if applicable.

State or Local Agency Obligations. The Bank invests in state or local agency obligations, such as municipal securities. These securities are subject to credit risk related to a portfolio of state and local agency obligations (i.e., Housing Finance Agency bonds). The Bank has not experienced any payment defaults on these instruments.

    The Bank only purchases state or local agency obligations considered investment quality. At September 30, 2022, all of these state or local agency obligations, based on amortized cost, were rated BBB or above by a NRSRO, based on the lowest long-term credit rating for each security. These may differ from any internal ratings of the securities by the Bank, if applicable.

The Bank evaluates AFS state or local agency obligations for an ACL based on a credit assessment of the issuer, or guarantor. If the Bank determines that an ACL should be recognized, it is limited to the unrealized loss of the state or local agency obligation, including zero if it is in an unrealized gain position. At September 30, 2022 and December 31, 2021, the Bank expected to receive all cash flows contractually due, and no ACL was recorded on AFS state or local agency obligations.

    Private Label MBS. The Bank also holds investments in private label MBS. The Bank has not purchased any private label MBS since 2007. However, many of these securities have subsequently experienced significant credit deterioration. As of September 30, 2022, 20.1% of private label MBS (AFS and HTM combined, based on amortized cost) were rated BBB or above by a NRSRO and the remaining securities were either rated less than BBB or were unrated. To determine whether an ACL is necessary on these securities, the Bank uses cash flow analyses.

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

The following table details the Bank’s advances portfolio by year of redemption and weighted-average interest rate as of September 30, 2022 and December 31, 2021.

(dollars in thousands)	September 30, 2022		December 31, 2021
Year of Redemption	Amount	Weighted Average Interest Rate	Amount	Weighted Average Interest Rate
Due in 1 year or less	$19,763,650	3.12%	$8,539,301	1.60%
Due after 1 year through 2 years	10,399,188	2.76	2,076,494	1.59
Due after 2 years through 3 years	19,509,830	3.14	2,031,671	1.36
Due after 3 years through 4 years	7,921,315	3.31	1,031,294	1.97
Due after 4 years through 5 years	1,013,315	3.05	222,058	1.43
Thereafter	175,548	2.83	178,399	2.60
Total par value	58,782,846	3.09%	14,079,217	1.60%
Deferred prepayment fees	(1,042)		(1,405)
Hedging adjustments	(379,591)		46,563
Total book value (1)	$58,402,213		$14,124,375
Notes:
(1) Amounts exclude accrued interest receivable of $146.2 million and $24.7 million at September 30, 2022 and December 31, 2021.

The Bank offers certain advances to members that provide a member the right, based upon predetermined exercise dates, to prepay the advance prior to maturity without incurring prepayment or termination fees (returnable advances). The Bank no longer offers a convertible advance product and had none outstanding at September 30, 2022.

At September 30, 2022 and December 31, 2021, the Bank did not have any advances with embedded features that met the requirements to separate the embedded feature from the host contract and designate the embedded feature as a stand-alone derivative.

The following table summarizes advances by the earlier of year of redemption or next call date as of September 30, 2022 and December 31, 2021.

	Year of Redemption or Next Call Date
(in thousands)	September 30, 2022	December 31, 2021
Due in 1 year or less	$20,053,650	$8,579,301
Due after 1 year through 2 years	10,109,188	2,076,494
Due after 2 years through 3 years	19,509,830	1,991,671
Due after 3 years through 4 years	7,921,315	1,031,294
Due after 4 years through 5 years	1,013,315	222,058
Thereafter	175,548	178,399
Total par value	$58,782,846	$14,079,217

Notes to Unaudited Financial Statements (continued)
Interest Rate Payment Terms. The following table details interest rate payment terms by year of redemption for advances as of September 30, 2022 and December 31, 2021.

(in thousands)	September 30, 2022	December 31, 2021
Fixed-rate – overnight	$793,606	$64,000
Fixed-rate – term:
Due in 1 year or less	16,098,850	8,325,202
Thereafter	7,907,678	5,446,816
Total fixed-rate	24,800,134	13,836,018
Variable-rate:
Due in 1 year or less	2,871,195	150,099
Thereafter	31,111,517	93,100
Total variable-rate	33,982,712	243,199
Total par value	$58,782,846	$14,079,217

Credit Risk Exposure and Security Terms. The Bank’s potential credit risk from advances is primarily concentrated in commercial banks. As of September 30, 2022, the Bank had advances of $50.0 billion outstanding to the five largest borrowers, which represented 85.0% of the total principal amount of advances outstanding. Of these five, two had outstanding advance balances that were in excess of 10% of the total portfolio at September 30, 2022.

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

Using a risk-based approach, the Bank considers the payment status, collateral types and concentration levels, and borrower’s financial condition to be indicators of credit quality on its credit products. At September 30, 2022 and December 31, 2021, the Bank had rights to collateral on a member-by-member basis with a value in excess of its outstanding extensions of credit.

Notes to Unaudited Financial Statements (continued)
    The Bank continues to evaluate and, as necessary, make changes to its collateral guidelines based on current market conditions. At September 30, 2022 and December 31, 2021, the Bank did not have any credit products that were past due, on nonaccrual status, or considered impaired. In addition, the Bank did not have any credit products considered to be TDRs.

The Bank evaluates its advances for an ACL on a collective, or pooled basis unless an individual assessment is deemed necessary because the instruments do not possess similar risk characteristics. The Bank pools advances by member type, as noted above. Based on the collateral held as security, the Bank's credit extension and collateral policies and repayment history on advances, including that the Bank has not incurred any credit losses since inception, the Bank has not recorded any ACL at September 30, 2022 or December 31, 2021.

Note 4 – Mortgage Loans Held for Portfolio

Under the MPF Program, the Bank invests in mortgage loans that it purchases from its participating members and housing associates. The Bank’s participating members originate, service, and credit enhance residential mortgage loans that are sold to the Bank. See Note 8 for further information regarding transactions with related parties.

The following table presents balances as of September 30, 2022 and December 31, 2021 for mortgage loans held for portfolio.

(in thousands)	September 30, 2022	December 31, 2021
Fixed-rate long-term single-family mortgages (1)	$4,384,009	$4,417,532
Fixed-rate medium-term single-family mortgages (1)	147,193	173,195
Total par value	4,531,202	4,590,727
Premiums	75,805	84,155
Discounts	(7,216)	(1,769)
Hedging adjustments	2,384	6,482
Total mortgage loans held for portfolio (2)	$4,602,175	$4,679,595
Allowance for credit losses on mortgage loans	(3,631)	(3,412)
Mortgage loans held for portfolio, net	$4,598,544	$4,676,183
Note:
(1) Long-term is defined as greater than 15 years. Medium-term is defined as a term of 15 years or less.
(2) Amounts exclude accrued interest receivable of $21.8 million at September 30, 2022 and $22.2 million at December 31, 2021.

The following table details the par value of mortgage loans held for portfolio outstanding categorized by type as of September 30, 2022 and December 31, 2021.

(in thousands)	September 30, 2022	December 31, 2021
Conventional loans	$4,414,598	$4,460,732
Government-guaranteed/insured loans	116,604	129,995
Total par value	$4,531,202	$4,590,727

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

Notes to Unaudited Financial Statements (continued)
timely payments of principal and/or interest in accordance with the terms of the loan. Other delinquency statistics include nonaccrual loans and loans in process of foreclosure.

Credit Quality Indicator for Conventional Mortgage Loans. The following table presents the payment status for conventional mortgage loans at September 30, 2022 and December 31, 2021.

	September 30, 2022
(in thousands)	Origination Year
Payment Status, at amortized cost (1)	Prior to 2018	2018 to 2022	Total
Past due 30-59 days	$17,753	$15,350	$33,103
Past due 60-89 days	3,861	4,029	7,890
Past due 90 days or more	10,934	8,465	19,399
Total past due loans	$32,548	$27,844	$60,392
Current loans	1,341,144	3,081,369	4,422,513
Total conventional loans	$1,373,692	$3,109,213	$4,482,905

	December 31, 2021
	Origination Year
Payment Status, at amortized cost (1)	Prior to 2017	2017 to 2021	Total
Past due 30-59 days	$11,473	$16,502	$27,975
Past due 60-89 days	2,785	4,517	7,302
Past due 90 days or more	9,311	16,455	25,766
Total past due loans	$23,569	$37,474	$61,043
Current loans	1,115,681	3,369,710	4,485,391
Total conventional loans	$1,139,250	$3,407,184	$4,546,434
Note:
(1) The amortized cost at September 30, 2022 and December 31, 2021 excludes accrued interest receivable.

Other Delinquency Statistics. The following table presents the delinquency statistics for the Bank’s mortgage loans at September 30, 2022 and December 31, 2021.

	September 30, 2022
(dollars in thousands)	Conventional MPF Loans	Government-Guaranteed or Insured Loans (2)	Total
In process of foreclosures, included above (1)	$7,267	$962	$8,229
Serious delinquency rate (2)	0.4%	2.2%	0.5%
Past due 90 days or more still accruing interest	$—	$2,596	$2,596
Loans on nonaccrual status	$21,383	$—	$21,383

	December 31, 2021
(dollars in thousands)	Conventional MPF Loans	Government-Guaranteed or Insured Loans (2)	Total
In process of foreclosures, included above (1)	$2,906	$1,007	$3,913
Serious delinquency rate (2)	0.6%	2.4%	0.6%
Past due 90 days or more still accruing interest	$—	$3,129	$3,129
Loans on nonaccrual status	$29,890	$—	$29,890
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

Conventional MPF - Rollforward of ACL

	Three months ended September 30,		Nine months ended September 30,
(in thousands)	2022	2021	2022	2021
Balance, beginning of period	$3,499	$3,225	$3,412	$4,972
(Charge-offs) Recoveries, net (1)	99	27	326	533
Provision (reversal) for credit losses	33	(379)	(107)	(2,632)
Balance, September 30	$3,631	$2,873	$3,631	$2,873
Note:
(1) Net charge-offs that the Bank does not expect to recover through CE receivable.

Government-Guaranteed or Insured Mortgage Loans. The Bank invests in government-guaranteed or insured fixed-rate mortgage loans secured by one-to-four family residential properties. Government-guaranteed or insured mortgage loans are those insured or guaranteed by the Federal Housing Administration (FHA), Department of Veterans Affairs (VA), the Rural Housing Service (RHS) of the Department of Agriculture and/or by Housing and Urban Development (HUD). The servicer provides and maintains insurance or a guarantee from the applicable government agency. The servicer is responsible for

Notes to Unaudited Financial Statements (continued)
compliance with all government agency requirements and for obtaining the benefit of the applicable guarantee or insurance with respect to defaulted government-guaranteed or insured mortgage loans. Any losses on these loans that are not recovered from the issuer or the guarantor are absorbed by the servicer. Therefore, the Bank only has credit risk for these loans if the servicer fails to pay for losses not covered by the guarantee or insurance, but in such instance, the Bank would have recourse against the servicer for such failure. Based on the Bank's assessment of its servicers and the collateral backing the loans, the risk of loss was immaterial. Consequently, the Bank has not recorded an ACL for government-guaranteed or insured mortgage loans at September 30, 2022 or December 31, 2021. Furthermore, none of these mortgage loans has been placed on non-accrual status because of the U.S. government guarantee or insurance on these loans and the contractual obligation of the loan servicer to repurchase the loans when certain criteria are met.

Real Estate Owned (REO). The Bank had $0.2 million and $0.4 million of REO reported in Other assets on the Statement of Condition at September 30, 2022 and December 31, 2021, respectively.

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

	September 30, 2022
(in thousands)	Notional Amount of Derivatives	Derivative Assets	Derivative Liabilities
Derivatives designated as hedging instruments:
Interest rate swaps	$55,502,692	$60,711	$1,002,920
Derivatives not designated as hedging instruments:
Interest rate swaps	$2,942,788	$2,549	$24,875
Interest rate caps or floors	875,000	5,135	—
Mortgage delivery commitments	32,798	62	175
Total derivatives not designated as hedging instruments:	$3,850,586	$7,746	$25,050
Total derivatives before netting and collateral adjustments	$59,353,278	$68,457	$1,027,970
Netting adjustments and cash collateral (1)		164,051	(1,009,335)
Derivative assets and derivative liabilities as reported on the Statement of Condition		$232,508	$18,635

Notes to Unaudited Financial Statements (continued)

	December 31, 2021
(in thousands)	Notional Amount of Derivatives	Derivative Assets	Derivative Liabilities
Derivatives designated as hedging instruments:
Interest rate swaps	$25,597,234	$1,061	$70,643
Derivatives not designated as hedging instruments:
Interest rate swaps	$1,084,988	$27	$3,046
Interest rate caps or floors	1,005,000	1,357	—
Mortgage delivery commitments	24,822	2	131
Total derivatives not designated as hedging instruments:	$2,114,810	$1,386	$3,177
Total derivatives before netting and collateral adjustments	$27,712,044	$2,447	$73,820
Netting adjustments and cash collateral (1)		180,406	(67,975)
Derivative assets and derivative liabilities as reported on the Statement of Condition		$182,853	$5,845
Note:
(1) Amounts represent the application of the netting requirements that allow the Bank to settle positive and negative positions, cash collateral including accrued interest held or placed with the same clearing agent and/or counterparties. Cash collateral posted including accrued interest was $1,176.4 million for September 30, 2022 and $248.7 million for December 31, 2021. Cash collateral received was $3.0 million for September 30, 2022 and $0.3 million for December 31, 2021.

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

(in thousands)	Gains/(Losses) on Derivative	Gains/ (Losses) on Hedged Item	Net Interest Settlements	Effect of Derivatives on Net Interest Income	Total Interest Income/ (Expense) Recorded in the Statement of Income
Three months ended September 30, 2022
Hedged item type:
Advances	$169,040	$(169,040)	$7,543	$7,543	$271,015
AFS securities	205,163	(203,981)	13,895	15,077	79,004
Mortgage loans held for portfolio	—	(385)	—	(385)	34,145
Consolidated obligations – discount notes	(1,727)	1,778	1,928	1,979	(142,549)
Consolidated obligations – bonds	(423,483)	424,114	(20,976)	(20,345)	(194,399)
Total	$(51,007)	$52,486	$2,390	$3,869
Nine months ended September 30, 2022
Hedged item type:
Advances	$426,080	$(426,158)	$(41,764)	$(41,842)	$382,012
AFS securities	573,187	(570,087)	(5,437)	(2,337)	144,726
Mortgage loans held for portfolio	—	(1,237)	—	(1,237)	99,890
Consolidated obligations – discount notes	(1,727)	1,778	1,928	1,979	(181,711)
Consolidated obligations – bonds	(1,023,493)	1,024,111	31,147	31,765	(318,851)
Total	$(25,953)	$28,407	$(14,126)	$(11,672)

Notes to Unaudited Financial Statements (continued)

(in thousands)	Gains/(Losses) on Derivative	Gains/ (Losses) on Hedged Item	Net Interest Settlements	Effect of Derivatives on Net Interest Income	Total Interest Income/ (Expense) Recorded in the Statement of Income
Three months ended September 30, 2021
Hedged item type:
Advances	$34,946	$(35,065)	$(33,835)	$(33,954)	$31,298
AFS securities	26,630	(26,434)	(14,422)	(14,226)	23,769
Mortgage loans held for portfolio	—	(823)	—	(823)	31,996
Consolidated obligations – bonds	(15,405)	15,370	15,950	15,915	(53,035)
Total	$46,171	$(46,952)	$(32,307)	$(33,088)
Nine months ended September 30, 2021
Hedged item type:
Advances	$149,894	$(150,010)	$(108,662)	$(108,778)	$112,582
AFS securities	66,531	(65,003)	(32,560)	(31,032)	74,066
Mortgage loans held for portfolio	—	(2,844)	—	(2,844)	95,114
Consolidated obligations – bonds	(35,880)	35,904	32,093	32,117	(172,777)
	$180,545	$(181,953)	$(109,129)	$(110,537)

The following table presents the cumulative amount of fair value hedging adjustments and the related carrying amount of the hedged items.

(in thousands)	September 30, 2022
Hedged item type	Carrying Amount of Hedged Assets/Liabilities (1)	Cumulative Amount of Fair Value Hedging Adjustments Included in the Carrying Amount of the Hedged Assets/Liabilities	Fair Value Hedging Adjustments for Discontinued Hedging Relationships	Total Amount of Fair Value Hedging Adjustments
Advances	$9,429,867	$(378,596)	$(995)	$(379,591)
AFS securities	6,118,955	(558,316)	909	(557,407)
Consolidated obligations – discount notes	7,798,940	(1,778)	—	(1,778)
Consolidated obligations – bonds	30,004,042	(1,104,691)	39	(1,104,652)

(in thousands)	December 31, 2021
Hedged item type	Carrying Amount of Hedged Assets/Liabilities (1)	Cumulative Amount of Fair Value Hedging Adjustments Included in the Carrying Amount of the Hedged Assets/Liabilities	Fair Value Hedging Adjustments for Discontinued Hedging Relationships	Total Amount of Fair Value Hedging Adjustments
Advances	$8,952,529	$46,583	$(20)	$46,563
AFS securities	5,968,405	11,667	1,012	12,679
Consolidated obligations – bonds	10,633,898	(80,686)	146	(80,540)
Note:
(1) Includes carrying value of hedged items in current fair value hedging relationships.

Notes to Unaudited Financial Statements (continued)
The following table presents net gains (losses) related to derivatives not designated as hedging instruments in noninterest income.

	Three months ended September 30,		Nine months ended September 30,
(in thousands)	2022	2021	2022	2021
Derivatives not designated as hedging instruments:
Economic hedges:
Interest rate swaps	$7,953	$348	$15,795	$14,021
Interest rate caps or floors	1,338	227	3779	69
Net interest settlements	(2,137)	(640)	(1,070)	(4,860)
To Be Announced (TBA)	—	—	74	—
Mortgage delivery commitments	(427)	(349)	(2,753)	(3,916)
Other	—	—	1	—
Total net gains (losses) related to derivatives not designated as hedging instruments	$6,727	$(414)	$15,826	$5,314
Other - price alignment amount on cleared derivatives (1)	(79)	3	(417)	9
Net gains (losses) on derivatives	$6,648	$(411)	$15,409	$5,323
Notes:
(1) This amount is for derivatives for which variation margin is characterized as a daily settled contract.

The Bank had no active cash flow hedging relationships during the first nine months of 2022 or 2021.

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

Generally, the Bank's ISDA agreements for uncleared derivatives have collateral delivery thresholds set to zero (subject to minimum transfer amounts). The Bank has a small number of legacy trades that require the Bank to post additional collateral with its counterparties if there is deterioration in the Bank's credit rating and the net liability position exceeds the relevant threshold. As of September 30, 2022, the net liability position of these trades, collateral posted and potential additional credit contingent collateral amounts are all immaterial.

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

For cleared derivatives, the Clearing House determines initial margin requirements and generally credit ratings are not factored into the initial margin. However, clearing agents may require additional initial margin to be posted based on credit

Notes to Unaudited Financial Statements (continued)
considerations, including but not limited to credit rating downgrades. The Bank was not required by its clearing agents to post additional initial margin at September 30, 2022.

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

September 30, 2022
	Derivative Instruments Meeting Netting Requirements
(in thousands)	Gross Recognized Amount	Gross Amounts of Netting Adjustments and Cash Collateral	Net amounts after netting adjustments and cash collateral	Derivative Instruments Not Meeting Netting Requirements (1)	Total Derivative Assets and Total Derivative Liabilities
Derivative Assets
Uncleared	$39,712	$(39,707)	$5	$62	$67
Cleared	28,683	203,758	232,441	—	232,441
Total	$68,395	$164,051	$232,446	$62	$232,508
Derivative Liabilities
Uncleared	$1,025,020	$(1,006,560)	$18,460	$175	$18,635
Cleared	2,775	(2,775)	—	—	—
Total	$1,027,795	$(1,009,335)	$18,460	$175	$18,635

December 31, 2021
	Derivative Instruments Meeting Netting Requirements
(in thousands)	Gross Recognized Amount	Gross Amounts of Netting Adjustments and Cash Collateral	Net amounts after netting adjustments and cash collateral	Derivative Instruments Not Meeting Netting Requirements (1)	Total Derivative Assets and Total Derivative Liabilities
Derivative Assets
Uncleared	$1,972	$(1,700)	$272	$2	$274
Cleared	473	182,106	$182,579	—	182,579
Total Derivative Assets	$2,445	$180,406	$182,851	$2	$182,853
Derivative Liabilities
Uncleared	$71,083	$(67,502)	$3,581	$131	$3,712
Cleared	2,606	(473)	2,133	—	2,133
Total Derivative Liabilities	$73,689	$(67,975)	$5,714	$131	5,845
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
Although an FHLBank has never paid the principal or interest payments due on a consolidated obligation on behalf of another FHLBank, if one FHLBank is required to make such payments, Finance Agency regulations provide that the paying FHLBank is entitled to reimbursement from the non-complying FHLBank for any payments made on its behalf and other associated costs including interest to be determined by the Finance Agency. If the Finance Agency determines that the non-complying FHLBank is unable to satisfy its repayment obligations, then the Finance Agency may allocate the outstanding liabilities of the non-complying FHLBank among the remaining FHLBanks on a pro rata basis in proportion to each FHLBank’s participation in all consolidated obligations outstanding. However, the Finance Agency reserves the right to allocate the outstanding liabilities for the consolidated obligations among the FHLBanks in any other manner it may determine to ensure that the FHLBanks operate in a safe and sound manner. The par amounts of the 11 FHLBanks’ outstanding consolidated obligations were $1,031.9 billion at September 30, 2022 and $652.9 billion at December 31, 2021. Additional detailed information regarding consolidated obligations including general terms and interest rate payment terms can be found in Note 9 to the audited financial statements in the Bank's 2021 Form 10-K.
The following table details interest rate payment terms for the Bank's consolidated obligation bonds as of September 30, 2022 and December 31, 2021.

(in thousands)	September 30, 2022	December 31, 2021
Par value of consolidated bonds:
Fixed-rate	$36,336,065	$20,650,400
Step-up	3,109,000	1,560,000
Floating-rate	10,733,000	925,000
Total par value	50,178,065	23,135,400
Bond premiums	51,436	62,536
Bond discounts	(12,243)	(7,469)
Concession fees	(5,018)	(4,188)
Hedging adjustments	(1,104,652)	(80,541)
Total book value	$49,107,588	$23,105,738

Notes to Unaudited Financial Statements (continued)
Maturity Terms. The following table presents a summary of the Bank’s consolidated obligation bonds outstanding by year of contractual maturity and weighted-average interest rate at September 30, 2022 and December 31, 2021.

	September 30, 2022		December 31, 2021
(dollars in thousands) Year of Contractual Maturity	Amount	Weighted Average Interest Rate	Amount	Weighted Average Interest Rate
Due in 1 year or less	$24,760,900	2.52%	$5,748,625	1.17%
Due after 1 year through 2 years	9,074,980	2.72	2,243,000	1.74
Due after 2 years through 3 years	4,441,375	1.80	3,520,275	1.32
Due after 3 years through 4 years	4,840,300	1.23	1,683,725	1.27
Due after 4 years through 5 years	3,501,900	1.91	6,300,800	1.10
Thereafter	3,558,610	2.16	3,638,975	1.90
Total par value	$50,178,065	2.30%	$23,135,400	1.35%

The following table presents the Bank’s consolidated obligation bonds outstanding between noncallable and callable as of September 30, 2022 and December 31, 2021.

(in thousands)	September 30, 2022	December 31, 2021
Noncallable	$27,434,065	$11,476,400
Callable	22,744,000	11,659,000
Total par value	$50,178,065	$23,135,400

The following table presents consolidated obligation bonds outstanding by the earlier of contractual maturity or next call date as of September 30, 2022 and December 31, 2021.

(in thousands) Year of Contractual Maturity or Next Call Date	September 30, 2022	December 31, 2021
Due in 1 year or less	$41,266,900	$17,067,625
Due after 1 year through 2 years	5,026,980	2,025,000
Due after 2 years through 3 years	1,039,375	1,151,275
Due after 3 years through 4 years	995,300	848,725
Due after 4 years through 5 years	434,900	596,800
Thereafter	1,414,610	1,445,975
Total par value	$50,178,065	$23,135,400

Consolidated Obligation Discount Notes. Consolidated obligation discount notes are issued to raise short-term funds. Discount notes are consolidated obligations with original maturities up to one year. These notes are issued at less than their face amount and redeemed at par value when they mature. The following table details the Bank’s consolidated obligation discount notes as of September 30, 2022 and December 31, 2021.

(dollars in thousands)	September 30, 2022	December 31, 2021
Book value	$31,504,165	$10,493,617
Par value	31,640,649	10,494,933
Weighted average interest rate (1)	2.87%	0.04%
Note:
(1) Represents yield to maturity excluding concession fees and hedging adjustments.

Notes to Unaudited Financial Statements (continued)
Note 7 – Capital

    The Bank is subject to three capital requirements under its current Capital Plan Structure and the Finance Agency rules and regulations: (1) risk-based capital; (2) total regulatory capital; and (3) leverage capital. Regulatory capital does not include AOCI, but does include mandatorily redeemable capital stock. See details regarding these requirements and the Bank’s Capital Plan in Note 11 to the audited financial statements in the Bank’s 2021 Form 10-K. At September 30, 2022, the Bank was in compliance with all regulatory capital requirements.

The Bank has two subclasses of capital stock: B1 membership stock and B2 activity stock. The Bank had $309.0 million in B1 membership stock and $2,740.9 million in B2 activity stock at September 30, 2022. The Bank had $352.1 million in B1 membership stock and $874.9 million in B2 activity stock at December 31, 2021.

The following table demonstrates the Bank’s compliance with the regulatory capital requirements at September 30, 2022 and December 31, 2021.

	September 30, 2022		December 31, 2021
(dollars in thousands)	Required	Actual	Required	Actual
Regulatory capital requirements:
RBC	$508,381	$4,557,997	$406,676	$2,647,918
Total capital-to-asset ratio	4.0%	5.3%	4.0%	7.0%
Total regulatory capital	3,451,170	4,557,997	1,506,051	2,647,918
Leverage ratio	5.0%	7.9%	5.0%	10.6%
Leverage capital	4,313,963	6,836,995	1,882,564	3,971,878

The Finance Agency has established four capital classifications for the FHLBanks: adequately capitalized, undercapitalized, significantly undercapitalized, and critically undercapitalized. On September 15, 2022, the Bank received final notification from the Finance Agency that it was considered "adequately capitalized" for the quarter ended June 30, 2022. As of the date of this filing, the Bank has not received final notice from the Finance Agency regarding its capital classification for the quarter ended September 30, 2022.

Mandatorily Redeemable Capital Stock. The Bank is a cooperative whose member financial institutions and former members own all of the relevant Bank's issued and outstanding capital stock. Shares cannot be purchased or sold except between the Bank and its members at the shares' par value of $100, as mandated by the Bank's capital plan.

At September 30, 2022 and December 31, 2021, the Bank had $28.0 million and $22.5 million, respectively, in capital stock subject to mandatory redemption with payment subject to a five-year waiting period and the Bank meeting its minimum regulatory capital requirements. The estimated dividends on mandatorily redeemable capital stock recorded as interest expense were $0.4 million and $1.1 million during the three and nine months ended September 30, 2022, respectively, and $0.7 million and $3.4 million during the three and nine months ended September 30, 2021, respectively.

The following table provides the related dollar amounts for activities recorded in mandatorily redeemable capital stock during the nine months ended September 30, 2022 and 2021.

	Nine months ended September 30,
(in thousands)	2022	2021
Balance, beginning of the period	$22,457	$142,807
Capital stock subject to mandatory redemption reclassified from capital	5,810	1,069
Redemption/repurchase of mandatorily redeemable stock	(227)	(120,603)
Balance, end of the period	$28,040	$23,273

    As of September 30, 2022, the total mandatorily redeemable capital stock reflected the balance for six institutions. Three institutions were merged out of district and are considered to be non-members and one relocated and became a member of another FHLBank at which time the membership with the Bank terminated. Two other institutions have notified the Bank of their intention to voluntarily redeem their capital stock and withdraw from membership. These institutions will continue to be members of the Bank until the withdrawal period is completed.

Notes to Unaudited Financial Statements (continued)
The following table shows the amount of mandatorily redeemable capital stock by contractual year of redemption at September 30, 2022 and December 31, 2021.

(in thousands)	September 30, 2022	December 31, 2021
Due in 1 year or less	$20,000	$—
Due after 1 year through 2 years	—	20,000
Due after 2 years through 3 years	34	—
Due after 3 years through 4 years	527	26
Due after 4 years through 5 years	5,785	459
Past contractual redemption date due to remaining activity	1,694	1,972
Total	$28,040	$22,457

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

Dividends and Retained Earnings. In accordance with the Joint Capital Enhancement Agreement (JCEA), entered into by the Bank, as amended, the Bank allocates on a quarterly basis 20% of its net income to a separate restricted retained earnings account (RRE) until the account balance equals at least 1% of the Bank's average balance of outstanding consolidated obligations for the current quarter. These RRE are not available to pay dividends and are presented separately from other retained earnings on the Statement of Condition. Additionally, the Capital Agreement provides that amounts in restricted retained earnings in excess of 150% of the Bank’s restricted retained earnings minimum (i.e., one percent of the average balance of outstanding consolidated obligations calculated as of the last day of each calendar quarter) may be released from restricted retained earnings. As a result of increased consolidated obligations an allocation of net income was made to RRE, during the second and third quarter of 2022. At September 30, 2022, retained earnings were $1,480.0 million, including $1,000.2 million of unrestricted retained earnings and $479.8 million of RRE.

Dividends paid by the Bank are subject to Board approval and may be paid in either capital stock or cash; historically, the Bank has paid cash dividends only. These dividends are based on stockholders' average balances for the previous quarter. Dividends paid through the third quarter of 2022 and 2021 are presented in the table below.

	Dividend - Annual Yield
	2022		2021
	Membership	Activity	Membership	Activity
February	1.25%	5.25%	2.50%	5.75%
April	1.25%	5.25%	2.50%	5.75%
July	2.25%	6.25%	1.25%	5.25%

    In October 2022, the Bank paid a quarterly dividend equal to an annual yield of 3.25% on membership stock and 7.25% on activity stock.

Notes to Unaudited Financial Statements (continued)
The following table summarizes the changes in AOCI for the three and nine months ended September 30, 2022 and 2021.

(in thousands)	Net Unrealized Gains(Losses) on AFS	Pension and Post-Retirement Plans	Total
June 30, 2021	$131,818	$(4,414)	$127,404
Other comprehensive income (loss) before reclassification:
Net unrealized gains (losses)	(1,284)	—	(1,284)
Pension and post-retirement	—	196	196
September 30, 2021	$130,534	$(4,218)	$126,316

June 30, 2022	$9,380	$(4,446)	$4,934
Other comprehensive income (loss) before reclassification:
Net unrealized gains (losses)	(71,853)	—	(71,853)
Reclassifications from OCI to net income:
Reclassification adjustment for net gains included in net income	$(188)	—	(188)
Pension and post-retirement	—	189	189
September 30, 2022	$(62,661)	$(4,257)	$(66,918)

December 31, 2020	$143,592	$(6,266)	$137,326
Other comprehensive income (loss) before reclassification:
Net unrealized gains (losses)	(13,058)	—	(13,058)
Pension and post-retirement	—	2,048	2,048
September 30, 2021	$130,534	$(4,218)	$126,316

December 31, 2021	$115,015	$(4,824)	$110,191
Other comprehensive income (loss) before reclassification:
Net unrealized gains (losses)	(177,261)	—	(177,261)
Reclassifications from OCI to net income:
Reclassification adjustment for net gains included in net income	(415)	—	(415)
Pension and post-retirement	—	567	567
September 30, 2022	$(62,661)	$(4,257)	$(66,918)

Notes to Unaudited Financial Statements (continued)
Note 8 – Transactions with Related Parties

The following table includes significant outstanding related party member-activity balances.

(in thousands)	September 30, 2022	December 31, 2021
Advances	$44,065,433	$6,948,649
Letters of credit (1)	320,525	15,717,397
MPF loans	272,973	145,193
Deposits	43,240	44,415
Capital stock	1,844,925	510,256
Note:
(1) Letters of credit are off-balance sheet commitments.

The following table summarizes the effects on the Statement of Income corresponding to the related party member balances above. Amounts related to interest expense on deposits were immaterial for the periods presented.

	Three months ended September 30,		Nine months ended September 30,
(in thousands)	2022	2021	2022	2021
Interest income on advances (1)	$181,760	$37,102	$283,054	$119,556
Interest income on MPF loans	3,318	15,429	7,431	48,865
Letters of credit fees	90	4,652	4,694	13,707
Note:
(1) Interest income on advances includes contractual interest income and prepayment fees. The effect of derivative activities is not included.

The following table summarizes the effect of the MPF activities with FHLBank of Chicago.

	Three months ended September 30,		Nine months ended September 30,
(in thousands)	2022	2021	2022	2021
Servicing fee expense	$890	$916	$2,674	$2,748

(in thousands)	September 30, 2022	December 31, 2021
Interest-bearing deposits maintained with FHLBank of Chicago	$5,311	$5,409

From time to time, the Bank may borrow from or lend to other FHLBanks on a short-term uncollateralized basis. The amount loaned by the Bank to other FHLBanks and repaid was $1.0 billion during the three months and $1.75 billion during the nine months ended September 30, 2022. The amount borrowed from and repaid to other FHLBanks was $2.0 billion during the three and nine months ended September 30, 2022.

Subject to mutually agreed upon terms, on occasion, an FHLBank may transfer at fair value its primary debt obligations to another FHLBank. During the three and nine months ended September 30, 2022 and 2021, there were no transfers of debt between the Bank and another FHLBank.

From time to time, a member of one FHLBank may be acquired by a member of another FHLBank. When such an acquisition occurs, the two FHLBanks may agree to transfer at fair value the loans of the acquired member to the FHLBank of the surviving member. The FHLBanks may also agree to the purchase and sale of any related hedging instrument. The Bank had no such activity during the three and nine months ended September 30, 2022 and 2021.

    In the ordinary course of business, the Bank may utilize products and services, provided at normal market rates and terms, from its members to support its operations. Additional discussions regarding related party transactions can be found in Note 13 to the audited financial statements in the Bank's 2021 Form 10-K.

Notes to Unaudited Financial Statements (continued)
Note 9 – Estimated Fair Values

Fair value amounts have been determined by the Bank using available market information and appropriate valuation methods. GAAP defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date (i.e., an exit price). These estimates are based on recent market data and other pertinent information available to the Bank at September 30, 2022 and December 31, 2021. Although the management of the Bank believes that the valuation methods are appropriate and provide a reasonable determination of the fair value of these financial instruments, there are inherent limitations in any valuation technique. Therefore, these fair values are not necessarily equal to the amounts that would be realized in current market transactions, although they do reflect the Bank’s judgment of how a market participant would estimate the fair values.

The carrying value and estimated fair value of the Bank’s financial instruments at September 30, 2022 and December 31, 2021 are presented in the table below.

Fair Value Summary Table
	September 30, 2022
(in thousands)	Carrying Value	Level 1	Level 2	Level 3	Netting Adjustment and Cash Collateral (1)	Estimated Fair Value
Assets:
Cash and due from banks	$22,742	$22,742	$—	$—	$—	$22,742
Interest-bearing deposits	1,533,385	1,533,385	—	—	—	1,533,385
Securities purchased under agreement to resell (2)	3,900,000	—	3,900,138	—	—	3,900,138
Federal funds sold	4,505,000	—	4,505,171	—	—	4,505,171
Trading securities	229,770	—	229,770	—	—	229,770
AFS securities	11,577,817	—	11,428,365	149,452	—	11,577,817
HTM securities	1,010,566	—	875,008	53,509	—	928,517
Advances	58,402,213	—	57,984,957	—	—	57,984,957
Mortgage loans held for portfolio, net	4,598,544	—	3,974,600	—	—	3,974,600
BOB loans, net	22,470	—	—	22,470	—	22,470
Accrued interest receivable	208,144	—	208,144	—	—	208,144
Derivative assets	232,508	—	68,457	—	164,051	232,508
Liabilities:
Deposits	$669,043	$—	$669,043	$—	$—	$669,043
Discount notes	31,504,165	—	31,494,641	—	—	31,494,641
Bonds	49,107,588	—	48,315,270	—	—	48,315,270
Mandatorily redeemable capital stock (3)	28,040	28,471	—	—	—	28,471
Accrued interest payable (3)	184,081	—	183,650	—	—	183,650
Derivative liabilities	18,635	—	1,027,970	—	(1,009,335)	18,635

Notes to Unaudited Financial Statements (continued)

	December 31, 2021
(in thousands)	Carrying Value	Level 1	Level 2	Level 3	Netting Adjustment and Cash Collateral (1)	Estimated Fair Value
Assets:
Cash and due from banks	$428,190	$428,190	$—	$—	$—	$428,190
Interest-bearing deposits	528,476	528,476	—	—	—	528,476
Securities purchased under agreement to resell (2)	1,670,000	—	1,670,004	—	—	1,670,004
Federal funds sold	1,975,000	—	1,975,008	—	—	1,975,008
Trading securities	243,262	—	243,262	—	—	243,262
AFS securities	12,467,293	—	12,272,868	194,425	—	12,467,293
HTM securities	1,213,872	—	1,177,957	70,406	—	1,248,363
Advances	14,124,375	—	14,169,479	—	—	14,169,479
Mortgage loans held for portfolio, net	4,676,183	—	4,719,966	—	—	4,719,966
BOB loans, net	22,501	—	—	22,501	—	22,501
Accrued interest receivable	74,660	—	74,660	—	—	74,660
Derivative assets	182,853	—	2,447	—	180,406	182,853
Liabilities:
Deposits	$1,087,507	$—	$1,087,507	$—	$—	$1,087,507
Discount notes	10,493,617	—	10,492,517	—	—	10,492,517
Bonds	23,105,738	—	23,205,896	—	—	23,205,896
Mandatorily redeemable capital stock (3)	22,457	22,752	—	—	—	22,752
Accrued interest payable (3)	59,123	—	58,829	—	—	58,829
Derivative liabilities	5,845	—	73,820	—	(67,975)	5,845
Notes:
(1) Amounts represent the application of the netting requirements that allow the Bank to settle positive and negative positions and also cash collateral held and related interest accrued or placed by the Bank with the same clearing agent and/or counterparties.
(2) Based on the fair value of the related collateral held, the securities purchased under agreements to resell were fully collateralized for the periods presented. There were no offsetting liabilities related to these securities at September 30, 2022 and December 31, 2021. These instruments’ maturity term is overnight.
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

As of September 30, 2022, for substantially all of its MBS, the Bank received a price from all of its vendors and the default price was the final price. Based on the Bank's reviews of the pricing methods including inputs and controls employed by the third-party pricing vendors and the relative lack of dispersion among the vendor prices (or, in those instances in which there were outliers or significant yield variances, the Bank's additional analyses), the Bank believes the final prices are representative of the prices that would have been received if the assets had been sold at the measurement date (i.e., exit prices) and further that the fair value measurements are classified appropriately in the fair value hierarchy. There continues to be unobservable inputs and a lack of significant market activity for private label MBS; therefore, the Bank classified private label MBS as Level 3.

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

Notes to Unaudited Financial Statements (continued)
Fair Value Measurements. The following tables present, for each hierarchy level, the Bank’s assets and liabilities that are measured at fair value on a recurring or non-recurring basis on its Statement of Condition at September 30, 2022 and December 31, 2021. The Bank measures certain mortgage loans held for portfolio at fair value when a charge-off is recognized and subsequently when the fair value of collateral less costs to sell is lower than the carrying amount. Real estate owned is measured using fair value when the assets' fair value less costs to sell is lower than the carrying amount.

	September 30, 2022
(in thousands)	Level 1	Level 2	Level 3	Netting Adjustment and Cash Collateral(1)	Total
Recurring fair value measurements - Assets
Trading securities:
Non MBS:
U.S. Treasury obligations	$—	$14,880	$—	$—	$14,880
GSE obligations	—	214,890	—	—	214,890
Total trading securities	$—	$229,770	$—	$—	$229,770
AFS securities:
Non MBS:
U.S. Treasury obligations	$—	$5,434,043	$—	$—	$5,434,043
GSE and TVA obligations	—	1,144,471	—	—	1,144,471
State or local agency obligations	—	165,374	—	—	165,374
MBS:
U.S. obligations single-family	—	421,203	—	—	421,203
GSE single-family	—	1,736,865	—	—	1,736,865
GSE multifamily	—	2,526,409	—	—	2,526,409
Private label	—	—	149,452	—	149,452
Total AFS securities	$—	$11,428,365	$149,452	$—	$11,577,817
Derivative assets:
Interest rate related	$—	$68,395	$—	$164,051	$232,446
Mortgage delivery commitments	—	62	—	—	62
Total derivative assets	$—	$68,457	$—	$164,051	$232,508
Total recurring assets at fair value	$—	$11,726,592	$149,452	$164,051	$12,040,095
Recurring fair value measurements - Liabilities
Derivative liabilities:
Interest rate related	$—	$1,027,795	$—	$(1,009,335)	$18,460
Mortgage delivery commitments	—	175	—	—	175
Total recurring liabilities at fair value	$—	$1,027,970	$—	$(1,009,335)	$18,635
Non-recurring fair value measurements - Assets
Impaired mortgage loans held for portfolio	$—	$—	$4,517	$—	$4,517
REO	—	—	260	—	260
Total non-recurring assets at fair value	$—	$—	$4,777	$—	$4,777

Notes to Unaudited Financial Statements (continued)

	December 31, 2021
(in thousands)	Level 1	Level 2	Level 3	Netting Adjustment and Cash Collateral(1)	Total
Recurring fair value measurements - Assets
Trading securities:
Non MBS:
GSE obligations	$—	$243,262	$—	$—	$243,262
Total trading securities	$—	$243,262	$—	$—	$243,262
AFS securities:
Non MBS:
U.S. Treasury obligations	$—	$5,075,232	$—	$—	$5,075,232
GSE and TVA obligations	—	1,493,652	—	—	1,493,652
State or local agency obligations	—	207,197	—	—	207,197
MBS:
U.S. obligations single-family	—	398,807	—	—	398,807
GSE single-family	—	2,093,069	—	—	2,093,069
GSE multifamily	—	3,004,911	—	—	3,004,911
Private label	—	—	194,425	—	194,425
Total AFS securities	$—	$12,272,868	$194,425	$—	$12,467,293
Derivative assets:
Interest rate related	$—	$2,445	$—	$180,406	$182,851
Mortgage delivery commitments	—	2	—	—	2
Total derivative assets	$—	$2,447	$—	$180,406	$182,853
Total recurring assets at fair value	$—	$12,518,577	$194,425	$180,406	$12,893,408
Recurring fair value measurements - Liabilities
Derivative liabilities:
Interest rate related	$—	$73,689	$—	$(67,975)	$5,714
Mortgage delivery commitments	—	131	—	—	131
Total recurring liabilities at fair value	$—	$73,820	$—	$(67,975)	$5,845
Non-recurring fair value measurements - Assets
Impaired mortgage loans held for portfolio	$—	$—	$10,570	$—	$10,570
REO	—	—	478	—	478
Total non-recurring assets at fair value	$—	$—	$11,048	$—	$11,048
Notes:
(1) Amounts represent the application of the netting requirements that allow the Bank to settle positive and negative positions and also cash collateral and related accrued interest held or placed by the Bank with the same clearing agent and/or counterparties.

Notes to Unaudited Financial Statements (continued)
Level 3 Disclosures for all Assets and Liabilities That Are Measured at Fair Value on a Recurring Basis. The following table presents a reconciliation of all assets and liabilities that are measured at fair value on the Statement of Condition using significant unobservable inputs (Level 3) for the nine months ended September 30, 2022 and 2021. For instruments carried at fair value, the Bank reviews the fair value hierarchy classifications each quarter. Changes in the observability of the valuation attributes may result in a reclassification of certain financial assets or liabilities. Such reclassifications are reported as transfers in/out at fair value in the quarter in which the changes occur. There were no Level 3 transfers during the first nine months of 2022 or 2021.

	AFS Private Label MBS
	Three months ended September 30,		Nine months ended September 30,
(in thousands)	2022	2021	2022	2021
Balance, beginning of period	$162,201	$220,558	$194,425	$252,600
Total gains (losses) (realized/unrealized) included in:
(Provision) reversal for credit losses	(2,487)	536	(5,142)	329
Accretion of credit losses in interest income	2,534	2,522	6,955	7,719
Net unrealized gains (losses) on AFS in OCI	(5,861)	(728)	(17,015)	(2,633)
Purchases, issuances, sales, and settlements:
Settlements	(6,935)	(17,185)	(29,771)	(52,312)
Balance at September 30	$149,452	$205,703	$149,452	$205,703
Total amount of gains for the periods presented included in earnings attributable to the change in unrealized gains (losses) relating to assets and liabilities still held at September 30	$(224)	$3,059	$1,494	$7,823
Change in unrealized gains (losses) for the period included in other comprehensive income for assets held at September 30	$(5,861)	$(728)	$(17,015)	$(2,633)

Notes to Unaudited Financial Statements (continued)
Note 10 – Commitments and Contingencies

The following table presents the Bank's various off-balance sheet commitments which are described in detail below.

(in thousands)	September 30, 2022			December 31, 2021
Notional amount	Expiration Date Within One Year	Expiration Date After One Year	Total	Total
Standby letters of credit outstanding (1) (2)	$23,342,213	$—	$23,342,213	$19,419,734
Commitments to fund additional advances and BOB loans	2,172	—	2,172	12,206
Commitments to purchase mortgage loans	32,798	—	32,798	24,822
Unsettled consolidated obligation discount notes, at par	730,124	—	730,124	—
Unsettled consolidated obligation bonds, at par	433,000	—	433,000	82,000
Notes:
(1) Excludes approved requests to issue future standby letters of credit of $385.0 million at September 30, 2022 and $357.5 million at December 31, 2021.
(2) Letters of credit in the amount of $2.8 billion at September 30, 2022 and $4.3 billion at December 31, 2021, have renewal language that permits the letter of credit to be renewed for an additional period with a maximum renewal period of approximately five years.

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

    Unearned fees related to standby letters of credit are recorded in other liabilities and had a balance of $4.1 million at September 30, 2022 and $4.3 million at December 31, 2021. The Bank manages the credit risk of each member on the basis of the member's TCE to the Bank which includes its standby letters of credit. The Bank has established parameters for the review, assessment, monitoring and measurement of credit risk related to these standby letters of credit as described in Note 3 - Advances.

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

The Bank does not have any legally binding or unconditional unused lines of credit for advances at September 30, 2022 or December 31, 2021. However, within the Bank's Rollover (weekly/monthly) advance product, there were conditional lines of credit outstanding of $14.5 billion at September 30, 2022 and $11.9 billion at December 31, 2021.

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

Item 3: Quantitative and Qualitative Disclosures about Market Risk

See the Risk Management section in Part I, Item 2. Management’s Discussion and Analysis in this Form 10-Q.

Item 4: Controls and Procedures

Under the supervision and with the participation of the Bank’s management, including the chief executive officer, chief operating officer (principal financial officer), and chief accounting officer, the Bank conducted an evaluation of its disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the 1934 Act). Based on this evaluation, the Bank’s chief executive officer, chief operating officer (principal financial officer), and chief accounting officer concluded that the Bank’s disclosure controls and procedures were effective as of September 30, 2022.

Internal Control Over Financial Reporting

There have been no changes in internal control over financial reporting that occurred during the third quarter of 2022 that have materially affected, or are reasonably likely to materially affect, the Bank’s internal control over financial reporting.

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

Date: November 8, 2022