Form 10-K
period 2022-12-31
Federal Home Loan Bank of Pittsburgh
filed 2023-03-08
CIK 1330399

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

[☒]ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2022
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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. []

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐ No ☒

Registrant’s stock is not publicly traded and is only issued to members of the registrant. Such stock is issued and redeemed at par value, $100 per share, subject to certain regulatory and statutory limits. At June 30, 2022, the aggregate par value of the stock held by current and former members of the registrant was approximately $2,085.4 million. There were 35,244,966 shares of common stock outstanding at February 28, 2023.

FEDERAL HOME LOAN BANK OF PITTSBURGH

i.

PART I

Forward-Looking Information

Statements contained in this Form 10-K, including statements describing the objectives, projections, estimates, or predictions of the future of the Federal Home Loan Bank of Pittsburgh (the Bank), may be “forward-looking statements.” These statements may use forward-looking terms, such as “anticipates,” “believes,” “could,” “estimates,” “may,” “should,” “will,” or their negatives or other variations on these terms. The Bank cautions that, by their nature, forward-looking statements involve risk or uncertainty and that actual results could differ materially from those expressed or implied in these forward-looking statements or could affect the extent to which a particular objective, projection, estimate, or prediction is realized. These forward-looking statements involve risks and uncertainties including, but not limited to, the following: economic and market conditions, including, but not limited to, real estate, credit and mortgage markets; volatility of market prices, rates, and indices related to financial instruments; including but not limited to, the discontinuance of the London Interbank Offered Rate (LIBOR) and the related effect on the Bank's LIBOR-based financial products, investments and contracts; the occurrence of man-made or natural disasters, endemics, global pandemics, conflicts or terrorist attacks or other geopolitical events; political, legislative, regulatory, litigation, or judicial events or actions, including those relating to environmental, social, and governance matters; risks related to mortgage-backed securities (MBS); changes in the assumptions used to estimate credit losses; changes in the Bank’s capital structure; changes in the Bank’s capital requirements; changes in expectations regarding the Bank’s payment of dividends; membership changes; changes in the demand by Bank members for Bank advances; an increase in advance prepayments; competitive forces, including the availability of other sources of funding for Bank members; changes in investor demand for consolidated obligations and/or the terms of interest rate exchange agreements and similar agreements; changes in the Federal Home Loan Bank (FHLBank) System’s debt rating or the Bank’s rating; the ability of the Bank to introduce new products and services to meet market demand and to manage successfully the risks associated with new products and services; the ability of each of the other FHLBanks to repay the principal and interest on consolidated obligations for which it is the primary obligor and with respect to which the Bank has joint and several liability; applicable Bank policy requirements for retained earnings and the ratio of the market value of equity to par value of capital stock; the Bank’s ability to maintain adequate capital levels (including meeting applicable regulatory capital requirements); business and capital plan adjustments and amendments; technology and cyber-security risks; and timing and volume of market activity. Information on the Bank's websites referred to in this Form 10-K is not incorporated in, or a part of, this Form 10-K. Forward-looking statements in this Form 10-K should not be relied on as representing the Bank’s expectations or assumptions as of any time subsequent to the time this Form 10-K is filed with the Securities and Exchange Commission. Forward looking statements speak only as of the date made and the Bank has no obligation, and does not undertake publicly, to update or revise any forward-looking statement for any reason.

Item 1: Business

The Bank’s mission is to provide its members with readily available liquidity, including serving as a low-cost source of funds for housing and community development. The Bank strives to enhance the availability of credit for residential mortgages and targeted community development. The Bank manages its liquidity so that funds are available to meet members’ demand for advances (loans to members and eligible nonmember housing associates). By providing needed liquidity and enhancing competition in the mortgage market, the Bank’s lending programs benefit homebuyers and communities. For additional information regarding the Bank’s financial condition and financial statements, refer to Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations and Item 8. Financial Statements and Supplementary Data in this Form 10-K. For additional information regarding the Bank’s business risks, refer to Item 1A. Risk Factors in this Form 10-K.

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

Mission. The Bank’s primary mission is to assure the flow of credit to its members to support housing finance and community lending and to provide related services that enhance their businesses and vitalize their communities. The Bank provides credit for housing and community development through two primary programs. First, it provides members with advances secured by residential mortgages and other types of high-quality collateral. Second, the Bank purchases residential mortgage loans originated by, or through, eligible member institutions. The Bank also offers other credit and noncredit products and services to member institutions. These include letters of credit, affordable housing grants, securities safekeeping, and deposit products and services. The Bank issues debt to the public (consolidated obligation bonds and discount notes) in the capital markets through the OF and uses these funds to provide its member financial institutions with a reliable source of liquidity. The U.S. government does not guarantee the debt securities or other obligations of the Bank or the FHLBank System.

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

Nonmember Borrowers. In addition to member institutions, the Bank is permitted under the Act to make advances to nonmember housing associates that are approved mortgagees under Title II of the National Housing Act. These eligible housing associates must be chartered under law, be subject to inspection and supervision by a governmental agency, and lend their own funds as their principal activity in the mortgage field. The Bank must approve each applicant. Housing associates are not subject to certain provisions of the Act that are applicable to members, such as the capital stock purchase requirements. However, they are generally subject to more restrictive lending and collateral requirements than those applicable to members. As of December 31, 2022, the Bank maintains relationships with three approved state housing finance agencies (HFAs); one in each of the states that comprise the Bank’s district. Each is currently eligible to borrow from the Bank and one of the housing associates had an advance balance of $4.8 million as of December 31, 2022.

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

The Bank and OF are supervised and regulated by the Finance Agency, which is an independent agency in the executive branch of the United States government. The Finance Agency’s stated mission is to ensure the housing GSEs fulfill their mission by operating in a safe and sound manner to serve as a reliable source of liquidity and funding for housing finance and community investment. The Finance Agency establishes regulations, issues advisory bulletins (ABs), and otherwise supervises Bank operations primarily via periodic examinations. The Government Corporation Control Act provides that, before a government corporation issues and offers obligations to the public, the Secretary of the U.S. Treasury has the authority to prescribe the form, denomination, maturity, interest rate, and conditions of the obligations; the way and time issued; and the selling price. The U.S. Treasury receives the Finance Agency’s annual report to Congress and other reports on operations. The Bank is also subject to regulation by the Securities and Exchange Commission (SEC) as a registrant under the 1934 Act.

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

The following table summarizes the advance products offered by the Bank as of December 31, 2022.

Product	Description	Maturity
Rollover	Advances are overnight, and unless paid earlier, will be renewed automatically every day subject to approval by the Bank. Interest rates are set daily. Interest can be paid on a weekly or monthly basis. This product is not a committed line of credit.	Overnight
Fixed	Advances available with amortizing and non-amortizing structures. For non-amortizing advances, principal and interest are paid at maturity for advances up to and including 89 days and interest is paid quarterly on advances with terms greater than 89 days. For amortizing advances, principal and interest are paid monthly, with the outstanding balance due at maturity.	1 day to 30 years (for amortizing advances – 1 year to 30 years)
Floating	Advances that have interest rates that reset periodically to a specified interest rate index (e.g., SOFR). Principal is paid at maturity and interest is paid quarterly. Interest terms are set on the trade date of the advance.	3 months to 10 years (1)
Returnable	Fixed-rate and floating-rate advances that may be repaid without a prepayment fee on certain predetermined dates at the member’s option. Principal is paid at maturity and interest is paid either monthly or quarterly depending on the type of advance.	2 months to 30 years (for SOFR-based Returnable advances – 4 months to 10 years)
Notes:
(1) The max tenor permitted for SOFR products will change to 30 years during 2023.

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

Collateral Status. The Master Agreement describes various types of collateral status assigned based on the member’s business needs and on the Bank’s determination of the member’s current financial condition and credit product usage, as well as other available information.

The Bank monitors eligible loan collateral for depository members using the Qualifying Collateral Report (QCR), derived from regulatory financial reports which are submitted quarterly (or monthly) to the Bank by the member. For members that submit a QCR, lending value is determined based on a percentage of the unpaid principal balance of qualifying collateral (commonly referred to as the collateral weight). Qualifying collateral is determined by deducting ineligible loans from the gross call report amount for each asset category.

The Bank may require a member to provide a detailed listing of eligible collateral being pledged if the member is under a specific agreement, or if participating in the Bank’s market-value based pricing program, or as determined based on its credit condition. In these circumstances, the member typically retains physical possession of collateral pledged to the Bank but provides a listing of assets pledged. A member may benefit from providing a detailed loan listing as a participant in the Bank’s market-value based pricing program since it may result in a higher collateral weighting being applied to the collateral resulting in higher borrowing capacity. The Bank also benefits from members providing detailed loan listings because they provide more loan information to calculate a more precise valuation of the collateral.

In certain circumstances, the Bank requires the member to deliver physical possession, or grant control of, eligible loan collateral in an amount at least equal to its collateral maintenance level. Typically, the Bank takes physical possession/control of collateral if the financial condition of the member is deteriorating. Delivery of loan collateral also may be required if there is action taken against the member by its regulator. Loan collateral delivery is often required for members borrowing under specific pledge agreements (typically CDFIs, HFAs, and insurance companies) as a practical means for maintaining specifically listed collateral.

The Bank also requires delivery of loan collateral from de novo members at least until two consecutive quarters of profitability are achieved and for any other new member where a pre-existing blanket lien is in force with another creditor unless an effective subordination agreement is executed with such other creditor. See the Credit and Counterparty Risk - TCE and Collateral discussion in Risk Management in Item 7. Management’s Discussion and Analysis in this Form 10-K for further details on collateral status and types.

Securities collateral must be delivered (i.e., held in a Bank restricted account or at an approved third-party custodian and subject to a control agreement in favor of the Bank).

In addition, members that do not submit a QCR or participate in the Bank’s market-value based pricing program are required to complete an Annual Collateral Certification Report (ACCR).

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

The Bank also performs periodic collateral reviews of its members to confirm the amounts and quality of the eligible collateral pledged for the members’ obligations to the Bank. For certain pledged residential and commercial mortgage loan collateral, as well as delivered and Bank-controlled securities, the Bank employs outside service providers to assist in determining market values. In addition, the Bank has developed and maintains an Internal Credit Rating (ICR) system that assigns each member a numerical credit rating on a scale of one to ten, with one being the best rating. Credit availability and term guidelines are primarily based on a member’s ICR and MBC usage. The Bank reserves the right, at its discretion, to refuse certain collateral or to adjust collateral weightings. In addition, the Bank can require additional or substitute collateral while any obligations of a member to the Bank remain outstanding to protect the Bank’s security interest and ensure that it remains fully secured at all times.

See the Credit and Counterparty Risk - TCE and Collateral discussion in Risk Management in Item 7. Management’s Discussion and Analysis in this Form 10-K for further information on collateral policies and practices and details of eligible collateral, including amounts and percentages of eligible collateral securing members’ obligations to the Bank as of December 31, 2022.

As additional security for each member’s obligations to the Bank, the Bank has a statutory lien on the member’s capital stock in the Bank. In the event of deterioration in the financial condition of a member, the Bank can take possession or control of sufficient eligible collateral to further perfect its security interest in collateral pledged to secure the member’s obligations to the Bank. A member with deteriorating creditworthiness is required to deliver collateral to the Bank or the Bank’s custodian to secure the member’s obligations with the Bank. Furthermore, the Bank requires specific approval of each of such member’s new or renewed advances.

Priority. The Act generally affords any security interest granted to the Bank by any member, or any affiliate of a member, priority over the claims and rights of any third party, including any receiver, conservator, trustee, or similar party having rights of a lien creditor. The only two exceptions are: (1) claims and rights that would be entitled to priority under otherwise applicable law and are held by actual bona fide purchasers for value; and (2) parties that are secured by actual perfected security interests ahead of the Bank’s security interest. The Bank has detailed liquidation plans in place which are intended to facilitate the prompt exercise of the Bank’s rights regarding securities, loan collateral, and other collateral upon the failure of a member. Management believes that adequate policies and procedures are in place to effectively manage the Bank’s credit risk associated with lending to members and nonmember housing associates.

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

Loans that do not have a paper-based promissory note with a “wet ink” signature are ineligible for collateral purposes, with the exception of Bank accepted eNotes (digitally executed loan documents that are saved in the Bank’s eVault) as eligible collateral subject to the Banks’s requirements and guidelines.

The Bank may also accept other real estate related collateral as eligible collateral if it has a readily ascertainable value, the Bank is able to perfect its security interest in such collateral, and if the collateral meets policy eligibility standards. The Bank uses a leading provider of multi-family and commercial mortgage analytical pricing to provide more precise valuations of listed and delivered multi-family and commercial mortgage loan collateral.

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

The Bank also accepts FHLBank cash deposits as eligible collateral. In addition, member CFIs may pledge a broader array of collateral to the Bank, including secured small business, small farm, small agri-business and community development loans. The Housing Act defines member CFIs as Federal Deposit Insurance Corporation (FDIC)-insured institutions with no more than $1.3 billion (the limit during 2022) in average assets over the past three years. This limit may be adjusted by the Finance Agency based on changes in the Consumer Price Index. The determination to accept such collateral is at the discretion of the Bank and is made on a case-by-case basis. Advances to CFIs are also collateralized by sufficient levels of non-CFI collateral. See the Credit and Counterparty Risk - TCE and Collateral discussion in Risk Management in Item 7. Management’s Discussion and Analysis in this Form 10-K for the percentage of each type of collateral held by the Bank at December 31, 2022.

The Bank does not accept subprime residential mortgage loans (defined as FICO® score of 660 or below. FICO is a registered trademark of Fair Isaac Corporation) as qualifying collateral unless certain mitigating factors are met. The Bank requires members to identify the amount of subprime and nontraditional mortgage collateral in their QCRs.

Nontraditional residential mortgage loans are defined by the Bank’s Collateral Policy as mortgage loans that allow borrowers to defer payment of principal or interest. These loans exhibit characteristics that may result in increased risk relative to traditional residential mortgage loan products. They may pose even greater risk when granted to borrowers with undocumented or undemonstrated repayment capacity as may be the case, for example, with low or no documentation loans or credit characteristics that would be characterized as subprime.

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

The various types of eligible collateral and related lending values as of December 31, 2022 are summarized below. The weightings are analyzed on at least a semi-annual basis and adjusted as necessary. At the discretion of the Bank, on a case-by-case basis, the collateral weighting on loan categories may be increased (up to a maximum of 85%) upon completion of specific market valuation of such collateral and authorization from the Bank’s Membership and Credit Committee.

Securities Collateral	Lending Values as a Percentage of Market Value
Deposits held by the Bank and pledged to, and under the sole control of, the Bank	100%
U.S. Treasury securities; U.S. Agency securities, including securities of FNMA, FHLMC, FFCB, NCUA, SBA, USDA and FDIC notes; FHLBank consolidated obligations; REFCorp Bonds (1)

less than 10 years	97%
10 years or greater	94%
MBS, including collateralized mortgage obligations (CMO) issued or guaranteed by GNMA, FHLMC, and FNMA (1)	95%
Seasoned Credit Risk Transfers, Seasoned Loan Structured Transactions, Multifamily K Certificates and Home Equity Conversion Mortgage bonds issued or guaranteed by GNMA, FHLMC or FNMA	90%
U.S. Treasury STRIPs
less than 10 years	97%
10 years or greater	90%
Non-agency residential MBS, including CMOs, representing a whole interest in such mortgages.	AAA 85%
AA 75%
A 70%
Commercial mortgage-backed securities (CMBS)	AAA 85%
AA 75%
A 70%
Securities issued by a state or local government or its agencies, or authorities or instrumentalities in the United States (municipals) with a real estate nexus.	AAA 92%
AA 90%
A 88%

Loan Collateral	Lending Values
	Percent of Unpaid Principal Balance		Percent of Market Value
	QCR Filer or Full Collateral Delivery ( Policy Reasons)	Full Collateral Delivery (Credit Reasons)	Market Valuation Program
Federal Housing Administration (FHA), Department of Veterans Affairs (VA) and Conventional whole, fully disbursed, first mortgage loans secured by 1-to-4 family residences (Note: Includes first lien HELOCs for listing members only)	75%	65%	85%
Nontraditional mortgage loans and loans with unknown FICO (2) scores	70%	60%	80%
Conventional and FHA whole, fully-disbursed mortgage loans secured by multifamily properties	75%	65%	85%
Farmland loans	70%	60%	n/a
Commercial real estate loans (owner & non-owner occupied)	70%	60%	80%
Low FICO score loans with mitigating factors as defined by the Bank	60%	50%	75%
Conventional, fully disbursed, second-mortgage loans secured by 1-to-4 family residences. Both term loans and HELOCs	60%	50%
CFI Collateral	60%	50%	n/a
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

During 2022, the Bank implemented certain changes to its collateral policies and practices. See the Credit and Counterparty Risk - TCE and Collateral discussion in Risk Management in Item 7. Management’s Discussion and Analysis in this Form 10-K for details regarding these changes.

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

The Bank is prohibited from purchasing a FHLBank System consolidated obligation as part of the consolidated obligation’s initial issuance. The Bank’s investment policy is even more restrictive, as it prohibits it from investing in FHLBank consolidated obligations for which another FHLBank is the primary obligor. The Federal Reserve Board (Federal Reserve) requires Federal Reserve Banks (FRBs) to release principal and interest payments on the FHLBank System consolidated obligations only when there are sufficient funds in the FHLBanks’ account to cover these payments. The prohibitions on purchasing FHLBank consolidated obligations noted above will be temporarily waived if the Bank is obligated to accept the direct placement of consolidated obligation discount notes to assist in the management of any daily funding shortfall of another FHLBank.

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

PFI. Members and eligible housing associates must specifically apply to become a PFI. The Bank reviews their eligibility including servicing qualifications and ability to supply documents, data and reports required to be delivered under the MPF Program. As of December 31, 2022, the Bank had 123 members as approved participants in the MPF Program.

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

MPF Xtra. MPF Xtra allows PFIs to sell residential, conforming, fixed-rate mortgages to FHLBank of Chicago, which concurrently sells them to Fannie Mae on a nonrecourse basis. MPF Xtra does not have the CE structure of the traditional MPF Program. Additionally, because these loans are sold from the PFI to FHLBank of Chicago to Fannie Mae, they are not reported on the Bank’s Statement of Condition. With the MPF Xtra product, there is no credit obligation assumed by the PFI or the Bank and no CE fees are paid. PFIs which have completed all required documentation and training are eligible to offer the product. As of December 31, 2022, 32 PFIs were eligible to offer the product. The Bank receives a nominal fee for facilitating these MPF Xtra transactions.

“Mortgage Partnership Finance”, “MPF”, “MPF Xtra”, and “MPF 35” are registered trademarks of the FHLBank of Chicago.

Specialized Programs

For additional information on Affordable Housing Program (AHP) and other similar programs, refer to the Community Investment Products section in Item 7. Management’s Discussion and Analysis in this Form 10-K.

Deposits

The Act allows the Bank to accept deposits from its members, any institution for which it is providing correspondent services, other FHLBanks, or other Federal instrumentalities. Deposit programs are low-cost funding resources for the Bank, which also provide members a low-risk earning asset that is used in meeting their regulatory liquidity requirements. The Bank offers several types of deposit programs to its members including demand, overnight and term deposits.

Debt Financing — Consolidated Obligations

The primary source of funds for the Bank is the issuance of debt securities, known as consolidated obligations, which are then sold by dealers to investors. These consolidated obligations are issued as both bonds and discount notes, depending on maturity. Consolidated obligations are the joint and several obligations of the 11 FHLBanks. Consolidated obligations are not obligations of the U.S. government, and the U.S. government does not guarantee them. Moody’s has rated consolidated obligations Aaa with stable outlook/P-1, and S&P has rated them AA+ with stable outlook/A-1+. The following table presents the total par value of the consolidated obligations of the Bank and the FHLBank System at December 31, 2022 and 2021.

(in millions)	December 31, 2022	December 31, 2021
Consolidated obligation bonds	$57,515.3	$23,135.4
Consolidated obligation discount notes	34,007.1	10,494.9
Total Bank consolidated obligations	91,522.4	33,630.3
Total FHLBank System combined consolidated obligations	$1,181,742.5	$652,861.7

OF. The OF has responsibility for facilitating the issuance and servicing of consolidated obligations on behalf of the FHLBanks. The OF also serves as a source of information for the Bank on capital market developments, markets the FHLBank System’s consolidations obligations on behalf of the FHLBanks, selects and evaluates underwriters, prepares combined financial reports, and manages the Banks’ relationship with the rating agencies and the U.S. Treasury with respect to the consolidated obligations.

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

    Each member is required to purchase and maintain membership stock equal to the following:

Range of membership stock requirement according to the Capital Plan
	Minimum	Maximum	Current requirement
% of membership assets	0.05%	1.0%	0.1%
Membership stock cap	$5 million	$100 million	$25 million (1)
Membership stock floor			$10 thousand
Note:
(1) This requirement was reduced to $25 million during the MAV update in April 2022.

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

Dividends and Retained Earnings. As prescribed in the Capital Plan, the Bank may pay dividends on its capital stock only out of unrestricted retained earnings or current net income, subject to certain limitations and conditions. The Bank’s Board may declare and pay dividends in either cash or capital stock. The Bank’s practice has been to pay a cash dividend. The amount of dividends the Board determines to pay out is affected by, among other factors, the level of retained earnings recommended under the Bank’s retained earnings policy. In addition, as set forth in the Capital Plan, the dividends paid on subclass B2 activity stock will be equal to or higher than the dividends being paid on subclass B1 membership stock at that time. For further information on dividends, see Note 11 - Capital to the audited financial statements in Item 8. Financial Statements and Supplementary Data in this Form 10-K.

As of December 31, 2022, the balance in retained earnings was $1,536.2 million, of which $499.0 million was deemed restricted. Refer to the Capital Resources section and the Risk Governance discussion in Risk Management, both in Item 7. Management’s Discussion and Analysis in this Form 10-K for additional discussion of the Bank’s capital-related metrics, retained earnings, dividend payments, capital levels and regulatory capital requirements.

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

The Finance Agency regulates the Bank’s use of derivatives. The regulations prohibit the trading in or speculative use of these instruments and limit credit risk arising from these instruments. All derivatives are recorded in the Statement of Condition at fair value. See Note 7- Derivatives and Hedging Activities to the audited financial statements in Item 8. Financial Statements and Supplementary Data in this Form 10-K for additional information.

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

Major Customers

PNC Bank, N.A., TD Bank N.A., and Ally Bank had advance balances in excess of 10% of the Bank’s total advances as of December 31, 2022. See further discussion in Item 1A. Risk Factors and the Credit and Counterparty Risk - TCE and Collateral discussion in the Risk Management section in Item 7. Management’s Discussion and Analysis, both in this Form 10-K.

Human Capital Resources

The Bank’s human capital is a significant contributor to the success of the Bank’s strategic business objectives. In managing the Bank’s human capital, the Bank focuses on its workforce profile and the various programs and philosophies described below.

Workforce Profile. The Bank’s workforce is primarily comprised of corporate employees, with the Bank’s principal operations in one location. As of December 31, 2022, the Bank had 224 full-time and 2 part-time employees. As of December 31, 2022, the Bank’s workforce is approximately 39% female and 61% male; 79% non-minority and 21% racial or ethnic minority. The Bank’s workforce is leanly staffed, and includes a number of longer-tenured employees. The Bank strives to both develop talent from within the organization and supplement with external hires. As part of the Bank’s culture of continuous improvement, development of talent internally results in institutional strength and continuity and promotes loyalty and commitment in the Bank’s employee base, which furthers its success, while adding new employees contributes to new ideas, continuous improvement and the Bank’s goals of a diverse and inclusive workforce. As of December 31, 2022, the average tenure of the Bank’s employees was 9.7 years. There are no collective bargaining agreements with the Bank’s employees.

Total Rewards. The Bank seeks to attract, develop, and retain talented employees to achieve its strategic business initiatives, enhance business performance and provide members a reasonable return on their investment in the Bank. The Bank effects this objective through a combination of development programs, benefits and employee wellness programs and recognizing and rewarding performance. Specifically, the Bank’s programs include:

•Cash compensation that includes competitive salary, performance-based incentive, and other subsidies;
•Benefits – health insurance, dental and vision, life and accidental, death, & dismemberment insurance, supplemental life insurance, 401(k) retirement savings plans with employer match and profit sharing opportunities, pension benefits, accident, critical illness, and short and long term disability;
•Wellness program – employee assistance program, health coaching and interactive education sessions;
•Time away from work –including time off for vacation, illness, personal, holiday and volunteer opportunities;
•Culture – employee meetings and communications, employee resource groups and various cultural and inclusion initiatives, including an employee-run activities group;
•Work/Life integration – 100% paid salary continuation for short term disability, parental and military leave, bereavement, jury duty and court appearances, flexible scheduling and remote working options;
•Development programs and training – individual development plans, leadership assessment and development, employee engagement, educational assistance programs, internal educational and development opportunities, fee reimbursement for external educational and development programs, mentoring and coaching; and
•Management succession planning – the Bank’s board and leadership actively engage in management succession planning, with defined plans for more than 30 key roles and development plans for potential successors for those roles.

The Bank’s performance management framework includes a cascading annual goal setting process, as well as quarterly performance discussions leading to annual reviews. Overall annual ratings are calibrated, and merit and incentive payments are differentiated for the Bank’s highest performers.

The Bank is committed to the health, safety, and wellness of its employees. In response to the pandemic, the Bank implemented significant operating environment changes, safety protocols and procedures that it determined were in the best interest of the Bank’s employees and members, and which comply with government regulations. Until mid-2022, this included having nearly all of the Bank’s employees work remotely, while implementing additional safety measures for employees who elect to work on-site. The Bank shifted to a “hybrid” working environment in mid-2022, with the expectation of employees currently working at headquarters two days/weekly and senior leadership three days/weekly.

Diversity, Equity and Inclusion Program. Diversity, equity and inclusion are strategic business priorities for the Bank. The Bank’s diversity, equity and inclusion officer is a member of the senior leadership team, reports to the President and Chief Executive Officer and serves as a liaison to the Board of Directors on diversity, equity and inclusion matters. For 2023, the Board has established a Diversity, Equity and Inclusion committee of the full Board to support effective oversight. The Bank recognizes that diversity increases capacity for innovation and creativity, equity ensures equal access to opportunities and that inclusion allows the Bank to leverage the unique perspectives of all employees and strengthens the Bank’s retention efforts.

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
•Marketplace – Building strong, long-term relationships with a network of suppliers, businesses and community partners that include diverse-owned entities and others who support, value and advance diversity, equity and inclusion; and
•Sustainability – Promoting organizational evolution of diversity, equity and inclusion to drive lasting change, improved decision-making and impact through performance metrics and accountability.

The Bank offers a range of opportunities for its employees to connect, and grow personally and professionally through its diversity, equity and inclusion committee, inclusion and supplier diversity advisory councils and employee resource groups. The Bank supports four employee resource groups that are open to all and allow opportunities for broad engagement and leadership, including groups focused on women, multi-ethnic and Black employees and a group focused on raising broad awareness through reading.

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

AHP

The FHLBanks must set aside for AHP annually, on a combined basis, the greater of $100 million or 10% of current year’s net income (GAAP net income before interest expense related to mandatorily redeemable capital stock and the assessment for AHP). If the Bank experienced a full year net loss, as defined in Note 10 - Affordable Housing Program (AHP) to the audited financial statements in Item 8. Financial Statements and Supplementary Data in this Form 10-K, the Bank would have no obligation to AHP for the year except in the following circumstance: if the result of the combined 10% calculation described above is less than $100 million for all 11 FHLBanks, then the Act requires that each FHLBank contribute such prorated sums as may be required to assure that the aggregate contributions of the FHLBanks equal $100 million. The proration would be made on the basis of an FHLBank’s net income in relation to the income of all FHLBanks for the previous year. Each FHLBank’s required annual AHP contribution is limited to its annual net income. If an FHLBank finds that its required contributions are negatively impacting the financial stability of that FHLBank, it may apply to the Finance Agency for a temporary suspension of its contributions. As allowed by AHP regulations, an FHLBank can elect to allot fundings based on future periods’ required AHP contributions to be awarded during a year (referred to as Accelerated AHP). Accelerated AHP allows an FHLBank to commit and disburse AHP funds to meet the FHLBank’s mission when it would otherwise be unable to do so, based on its normal funding mechanism.

For additional details regarding the AHP assessment, please see the Earnings Performance discussion in Item 7. Management’s Discussion and Analysis and Note 10 - Affordable Housing Program (AHP) in Item 8. Financial Statements and Supplementary Data in this Form 10-K.

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

The Bank also makes the Annual Reports filed on Form 10-K, Quarterly Reports filed on Form 10-Q, certain Current Reports filed on Form 8-K, and amendments to those reports filed with or furnished to the SEC pursuant to Section 13(a) or 15(d) of the 1934 Act available free of charge on or through its internet website as soon as reasonably practicable after such material is filed with or furnished to the SEC. The Bank’s internet website address is www.fhlb-pgh.com. The Bank filed the certifications of the President and Chief Executive Officer and Chief Financial Officer (principal financial officer) pursuant to Sections 302 and 906 of the Sarbanes-Oxley Act of 2002 with respect to the Bank’s 2022 Annual Report on Form 10-K as exhibits to this Report.

Information about the Bank’s Board and its committees and corporate governance, as well as the Bank’s Code of Conduct, is available in the corporate governance section of the “About Us” dropdown on the Bank’s website at www.fhlb-pgh.com. Printed copies of this information may be requested without charge by written request to the Bank’s Legal Department.

Item 1A: Risk Factors

There are many factors, including those beyond the Bank’s control, that could cause financial results to differ significantly from the Bank’s expectations. The following discussion summarizes the material factors that should be considered in evaluating the Bank’s business. This discussion is not exhaustive, and there may be other factors not described or factors, such as business, credit, market/liquidity and operational risks, which are described elsewhere in this report (see the Risk Management discussion in Item 7: Management’s Discussion and Analysis in this Form 10-K), which could cause results to differ materially from the Bank’s expectations. However, management believes that these factors represent the material risks relevant to the Bank, its business and industry. Any factor described in this report could by itself, or together with one or more other factors, adversely affect the Bank’s business operations, future results of operations, financial condition or cash flows.

BUSINESS RISK

Global or domestic financial market disruptions or geopolitical conditions could result in uncertainty and unpredictability for the Bank in managing its business.

The Bank’s business, earnings and risk profile are affected by international, domestic and district-specific business, economic and geopolitical conditions and disruptions, including for example, U.S. government shutdowns or downgrade of the U.S. government credit rating, which could be more likely to occur if successful resolution of the debt ceiling discussions does not occur by mid-2023. These conditions and resulting potential market disruptions, which may also affect counterparty and members’ business, include real estate values, residential mortgage originations, short-term and long-term interest rates, inflation and inflation expectations, recession or recessionary expectations, unemployment levels, money supply, fluctuations in both debt and equity markets, and the strength of the U.S. dollar against other currencies, which strengthened significantly against major currencies throughout 2022, and of the foreign, domestic and local economies in which the Bank operates. Geopolitical instability or conflicts, such as ongoing hostilities between Russia and Ukraine, may result in trade disruptions, sanctions or other market volatility which could adversely affect the Bank or its members.

Changes in the legislative and regulatory environment could negatively affect the Bank’s business, operations and financial condition and members’ investment in the Bank.

The FHLBanks’ business operations, funding costs, rights, obligations and the environment in which FHLBanks carry out their liquidity mission continue to be impacted by evolving regulations. In addition to several legislative efforts and policy proposals regarding reform of the other housing GSEs (Fannie Mae and Freddie Mac) and the federal government’s ongoing role in the mortgage market over the last several years, the Finance Agency in 2022 launched a comprehensive review and analysis of the FHLBanks as discussed below. Congress also may continue to consider GSE or FHLBank reform legislation, which could have a material effect on the Bank including debt issuance, financial condition and results of operations. Increased regulatory and legislative attention on the possibility of requiring the FHLBanks by statute to set aside higher percentages of their earnings for their affordable housing and community investment programs than is currently required by law could lead to increased contributions to the Bank AHP, resulting in higher expenses for the Bank, which would result in less net income being available for other purposes. In addition, future legislative changes to the Act or the Housing and Economic Recovery Act (HERA) may affect the Bank’s business, risk profile, results of operations and financial condition. In the past, there have been legislative efforts and discussions regarding eligibility of certain entities, including non-banks, to become members of the FHLBank System. Changes to membership eligibility criteria could materially impact the Bank’s risk profile, financial condition and results of operations.

The FHLBanks are also governed by regulations as adopted by the Finance Agency pursuant to their authority under federal laws. The Finance Agency’s extensive statutory and regulatory authority over the FHLBanks includes, without limitation, the authority to liquidate, merge or consolidate FHLBanks, to redistrict or adjust equities among the FHLBanks, and to impose limits on permissible FHLBank products and activities within the terms set forth in applicable statutes establishing the scope of the Finance Agency’s authority. Additionally, the Finance Agency’s Office of Fair Lending Oversight (OFLO) has authority over the FHLBanks concerning fair, equitable and nondiscriminatory access to credit and housing and policy-related oversight. The Bank cannot predict if or how the Finance Agency, including OFLO, could exercise such authority with respect to any FHLBank or the potential impact of such action on the Bank’s business and operations or on members’ investment in the Bank.

In 2022, the Finance Agency initiated a comprehensive review of the FHLBank System. This review is expected to culminate with a written report from the Finance Agency. Such report may include recommendations for statutory revisions, proposals for new or modified regulations, regulatory guidance under existing regulations, and/or other regulatory or supervisory actions consistent with the Finance Agency’s statutory authority. For more details on this Finance Agency review, see the Legislative and Regulatory Developments section in Item 7: Management’s Discussion and Analysis in this Form 10-K.

At this time, the Bank cannot predict what actions will ultimately result from this initiative or the extent of any changes on the FHLBank System or the Bank, or the ultimate impact to the FHLBanks or the Bank in the future. Potential changes resulting from this initiative, including those relating to the FHLBanks’ fulfillment of their mission, membership requirements, and requirements relating to affordable housing contributions and support to community investment, will likely impact our business and operations, which may impact the Bank’s financial condition.

The Bank cannot predict new or changes in legislative or regulatory requirements or guidance or the effect of any new legislation or regulations on the Bank's operations. The impact of any of the above items could materially and negatively affect, and impose additional controls and restrictions on, the activities of the Bank. Regulatory requirements on the Bank’s members may affect their capacity and demand for Bank products and, as a result, impact the Bank’s operations and financial condition. Changes in Finance Agency regulations and other Finance Agency regulatory actions could result in, among other things, changes in the Bank’s capital composition, an increase in the Bank’s cost of funding, ability to accept certain types of collateral, a change in permissible business activities, a decrease in the size, scope or nature of the Bank’s lending, investment or mortgage purchase program activities, or a decrease in demand for the Bank’s products and services, which could negatively affect its financial condition and results of operations and members’ investment in the Bank.

Changes to and replacement of the LIBOR benchmark interest rate could adversely affect the Bank’s business, financial condition, and results of operations and increase operational risk.

On March 5, 2021, the U.K. Financial Conduct Authority (FCA) confirmed that the publication of key LIBOR settings will cease as of June 30, 2023. The Chicago Mercantile Exchange (CME) is planning to convert LIBOR-indexed interest rate exchange agreements prior to the June 30th cessation date. The Federal Reserve identified the Secured Overnight Financing Rate (SOFR), which the FRB of New York began publishing in 2018, as an alternative rate for possible use as a market benchmark. The Bank has assessed its exposure to LIBOR and developed a LIBOR transition plan, including addressing considerations related to the transition to an alternative rate (e.g., SOFR). Risks relating to the market demand for the Bank’s products, changes in legacy contractual terms on the Bank’s financial assets, liabilities and derivatives, and critical vendors being able to adjust systems to properly process and account for alternative rates may arise. Alternative rates and other market changes related to the replacement of LIBOR, including the introduction of financial products and changes in market practices, may lead to risk modeling and valuation challenges for the Bank. There may also be operational impacts to the Bank as its transition progresses. For further details regarding LIBOR/SOFR transition, refer to the Operational and Business Risks section in Item 7: Management’s Discussion and Analysis in this Form 10-K.

The COVID-19 pandemic created changes in the economy that impacted and may continue to impact the Bank’s business, operations, and financial results. Future developments, such as a resurgence of the pandemic, are unpredictable but may result in additional impacts to the Bank.

The COVID-19 pandemic as well as legislative, regulatory and other actions taken in response to the pandemic negatively impacted demand for the Bank’s products and services and its results of operations, although demand for advances increased sharply in 2022. It is difficult to predict future demand as financial markets continue to adjust to post-pandemic fiscal and monetary policies and changes in the macroeconomy. In addition, continued supply chain disruptions may have a contributory impact on inflation and inflation expectations, and resulting supply issues and financial stresses may affect the Bank’s business decisions or those of its members and may impact the Bank’s results of operations.

A resurgence of the pandemic at an emergency level, emergence of new variants or viruses or decline in vaccine or treatment efficacy may disrupt the Bank’s operations, should significant portions of the Bank’s workforce be unable to work effectively due to illness or other restrictions. Additionally, the Bank’s members, counterparties, vendors or other stakeholders could be negatively impacted by a resurgence in the pandemic, resulting in an impact to the Bank’s business.

The loss of significant Bank members or borrowers may have a negative impact on the Bank’s advances, letters of credit and capital stock outstanding and could result in lower demand for its products and services, lower dividends paid to members and higher borrowing costs for remaining members, all of which may affect the Bank’s results of operations and financial condition.

One or more significant Bank members could decrease their business activities with the Bank, move their business to another FHLBank district, merge into a nonmember, withdraw their membership or fail which could lead to a significant decrease in the Bank’s total assets. At December 31, 2022, the Bank’s five largest customers accounted for 79.6% of its total credit exposure (TCE) and owned 70.1% of its outstanding capital stock. Of these, three members had an outstanding advance balance in excess of 10% of the total advance portfolio. Further, one member had outstanding letters of credit in excess of 10% of total letters of credit. If any of the Bank’s five largest customers paid off their outstanding advances, reduced their letter of credit activity with the Bank or, if applicable, withdrew from membership, the Bank could experience a material adverse effect on its outstanding advance levels and TCE, which would impact the Bank’s financial condition and results of operations.

The Bank faces competition for advances, letters of credit, mortgage loan purchases and access to funding, which could negatively impact earnings.

The Bank’s primary business is making advances to its members. The Bank competes with other suppliers of wholesale funding, both secured and unsecured, including commercial banks and their investment banking divisions, the FRBs, providers of brokered deposits and, in some circumstances, other FHLBanks. Members have access to alternative funding sources which may offer more favorable terms than the Bank offers on its advances, including more flexible credit or collateral standards. In addition, many of the Bank’s competitors are not subject to the same body of regulations applicable to the Bank, which enables those competitors to offer products and terms that the Bank is not able to offer.

The Bank’s letters of credit can be used to support certain obligations of its members. Alternatively, members may choose to use certain investment securities as support for these obligations. As market interest rates for investment securities become more attractive and members increase their holdings of such securities, the Bank may experience a decline in member demand for letters of credit.

In connection with the MPF Program, the Bank is subject to competition regarding the purchase of conventional, conforming fixed-rate mortgage loans. The Bank faces competition in the areas of customer service, product features and purchase prices for MPF loans and ancillary services. The Bank’s strongest competitors are large mortgage aggregators, non-depository mortgage entities and the other housing GSEs (Fannie Mae and Freddie Mac). The Bank may also compete with other FHLBanks with which members have a relationship through affiliates. Competition among FHLBanks for MPF business may also be affected by the requirement that a member and its affiliates can sell loans into the MPF Program through only one FHLBank relationship at a time.

In addition, because the volume of conventional, conforming fixed-rate mortgages fluctuates depending on the level of interest rates, and with the steady and significant increases in interest rates in 2022, the demand for MPF Program products diminished. This increasing competition for the reduced amount of mortgage loans available for the Bank to purchase and, consequently, reduced net income from the Bank’s MPF Program. Continuing increases in interest rates in 2023 will further heighten competition for the purchase of mortgage loans, which could negatively affect the MPF Program’s financial performance and, in turn, the Bank’s financial condition and results of operations.

The FHLBanks also compete with the U.S. Treasury and GSEs as well as corporate, sovereign and supranational entities for funds raised through the issuance of unsecured debt in the national and global debt markets. Increases in the supply of competing debt products may, in the absence of increases in demand, result in higher debt costs or lower amounts of debt issued at the same cost than otherwise would be the case. Increased competition could adversely affect the Bank’s ability to have access to funding, reduce the amount of funding available or increase the cost of funding. Any of these effects could adversely affect the Bank’s financial condition and results of operations.

Environmental, social and governance (ESG) matters, including regulatory and other stakeholder expectations, could adversely affect the reputation of the Bank.

Policy and regulatory environments relating to ESG matters, as well as market, regulator, policy-maker and other stakeholder expectations regarding FHLBank lending, the use of FHLBank funding by members and other FHLBank System activities are evolving and may result in additional responsibilities or costs for the Bank, such as additional compliance requirements or limitations, operational or technological changes and increased disclosures. Additionally, the Bank anticipates that the SEC will likely issue rules relating to ESG disclosures during 2023. Broader responses to ESG factors may create transition risks for the Bank. Policy, regulatory and market conditions may drive adaptation and mitigation actions whose costs may ultimately negatively impact the Bank’s lending business.

Natural disasters, including those resulting from climate change, could adversely affect the business, results of operations, financial condition or reputation of the Bank, its members or counterparties.

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

CREDIT RISK

The Bank is subject to credit risk due to default, including failure or ongoing instability of any of the Bank’s member, derivative, money market or other counterparties, which could adversely affect the Bank’s results of operations or financial condition.

The Bank faces credit risk on advances, mortgage loans, investment securities, money market investments, derivatives, certificates of deposit, and other financial instruments. Current economic conditions affecting members and their customers, such as inflation, recessionary expectations and rising interest rates, evolving and more complex member activities (e.g., cryptocurrency) and various other factors may be contributing to higher credit risk profiles that could lead to asset liability management challenges or potentially increased risk of loss at certain member institutions. A member failure without liquidation proceeds satisfying the amount of the failed institution’s obligations and the operational cost of liquidating the collateral could impact the Bank’s ability to issue debt.

The volatility of market prices and interest rates as well as the potential for fraud could affect the value of collateral held by the Bank as security for the obligations of Bank members as well as the ability of the Bank to liquidate the collateral in the event of a default by the obligor. Volatility within collateral indices may affect the method used in determining collateral weightings, which would ultimately affect the eventual collateral value.

Member institution failures may reduce the number of current and potential members in the Bank’s district. The resulting loss of business could negatively impact the Bank’s financial condition and results of operations. Additionally, if a Bank member fails and the FDIC or the member (or another applicable entity) does not either (1) promptly repay all of the failed institution’s obligations to the Bank or (2) assume the outstanding advances, the Bank may be required to liquidate the collateral pledged by the failed institution to satisfy its obligations to the Bank. If that were the case, the proceeds realized from the liquidation of pledged collateral may not be sufficient to fully satisfy the amount of the failed institution’s obligations and the operational cost of liquidating the collateral.

There are several unique risks (e.g., individual state insolvency legislation terms that may govern creditors’ rights, as opposed to the federal Bankruptcy Code) that the Bank may be exposed to regarding members in the insurance industry. To the extent the Bank determines that the risk it faces regarding insurance company members in a specific state is elevated, the Bank takes additional steps to mitigate this risk, which may include limits on eligible collateral and establishing over-collateralization levels to address the risk of collateral volatility.

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

The insolvency of a major counterparty due to the credit quality and capital level of a counterparty or fraud resulting in the inability of a major counterparty to meet its obligations under unsecured credit transactions or other agreement, could cause the Bank to incur losses and have an adverse effect on the Bank’s financial condition and results of operations.

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

The Bank invests in MBS and is subject to the risk of credit deterioration, which could adversely impact the Bank’s results of operations and could impact the Bank’s capital position.

The Bank currently invests in Agency MBS, which support the Bank’s mission. The Bank still has an investment in its legacy private label MBS portfolio; however, no such securities have been purchased since 2007, and the portfolio continues to run off. The Bank has incurred credit losses on this portfolio in previous years, and additional credit losses are unpredictable.

The MPF Program has different risks than those related to the Bank’s traditional advance business, which could adversely impact the Bank’s profitability.

The Bank participates in the MPF Program with FHLBank of Chicago as MPF provider. The Bank maintains portfolio-level limits and thresholds to monitor and control certain MPF portfolio characteristics including, but not limited to, geographic concentrations, aggregate portfolio size and pricing attributes. In addition, the Bank limits certain production levels and exposures from any single Participating Financial Institution (PFI). During 2022, 70.1% of the mortgage loans purchased by the Bank were from one PFI. This PFI also represented 39.5% of the total outstanding portfolio on December 31, 2022. If this PFI withdrew from or reduced its participation in the Bank’s MPF Program, the Bank could experience a material adverse effect on its MPF portfolio, which would impact the Bank’s financial condition and results of operations.

In contrast to the Bank’s traditional member advance business, the MPF Program is highly subject to competitive pressures, more susceptible to loan losses and also carries more interest rate risk, prepayment risk, operational complexity and potential for fraud. General changes in market conditions could have a negative effect on the mortgage loan market resulting in a negative impact on the profitability of the MPF Program. These include but are not limited to: rising interest rates or housing prices resulting in slowing mortgage loan originations; an economic downturn creating increased defaults and lowered housing prices; innovative products that do not currently meet the criteria of the MPF Program; and new government programs or mandates.

The rate and timing of unscheduled payments and collections of principal on mortgage loans are difficult to predict and can be affected by a variety of factors, including the level of prevailing interest rates, the availability of lender credit, and other economic, demographic, geographic, tax and legal factors. The Bank manages prepayment risk through a combination of consolidated obligation issuance and, to a lesser extent, derivatives. If the level of actual prepayments is higher or lower than expected, the Bank may experience a mismatch with a related consolidated obligation issuance, which could have an adverse impact on net interest income. Also, increased prepayment levels will cause premium amortization to increase, reducing net interest income, and increase the potential for debt overhang. For certain MPF Program products, increased prepayments may also reduce credit enhancements available to absorb credit losses. To the extent one or more of the geographic areas in which the Bank’s MPF loan portfolio is concentrated experiences considerable declines in the local housing market, declining economic conditions or a natural disaster, the Bank could experience an increase in the required allowance for credit losses on this portfolio.

The MPF Program is subject to risk that a borrower becomes delinquent or defaults on the Bank’s MPF loans. In addition, changes in real estate values could impact borrower repayment behavior. If delinquency and default rates on certain MPF loans increase, or there are additional declines in residential real estate values, the Bank will experience credit losses on these loans to the extent available credit enhancement provided by the related PFI, if any, has been exhausted.

If FHLBank of Chicago changes or ceases to operate the MPF Program, this could have a negative impact on the Bank’s mortgage purchase business, and, consequently, a related decrease in the Bank’s financial condition and results of operations. Additionally, if FHLBank of Chicago or any of its third-party vendors experience operational difficulties, such difficulties could have a negative impact on the Bank’s financial condition and results of operations.

For a description of the MPF Program, the obligations of the Bank with respect to loan losses and a PFI’s obligation to provide credit enhancement, see the Mortgage Partnership Finance Program discussion in Item 1. Business, and Item 7. Management’s Discussion and Analysis in this Form 10-K. See additional details regarding Supplemental Mortgage Insurance (SMI) exposure in the Credit and Counterparty Risk - Mortgage Loans, BOB Loans and Derivatives discussion in Risk Management in Item 7. Management’s Discussion and Analysis in this Form 10-K.

MARKET/LIQUIDITY RISK

The Bank may be unable to optimally manage its market risk due to unexpected sizable adverse market movements that threaten the Bank’s interest rate risk/market risk profile faster than Bank strategies can offset. In addition, the Bank’s mortgage-related portfolio introduces specific interest rate and prepayment risk, which may impact the value of and income associated with those investments. Not prudently managing these risks may adversely affect the Bank’s results of operations.

The Bank is subject to various market risks, including interest rate risk and prepayment risk. The Bank realizes income primarily from the spread between interest earned on advances, MPF loans and investment securities and interest paid on debt and other liabilities. The Bank’s financial performance is affected by fiscal and monetary policies of the Federal government and its agencies, particularly the policies of the Federal Reserve. The Federal Reserve’s policies, which are difficult to predict, directly and indirectly influence the yield on the Bank's interest-earning assets and the cost of interest-bearing liabilities. The Federal Reserve significantly raised the target range for the federal funds rate during 2022, and there is uncertainty regarding continuing rate increases. The frequency and magnitude of interest rate changes affect market movements that can accentuate challenges of managing interest rate risk, as discussed below. Although the Bank uses various methods and procedures to monitor and manage exposures due to changes in interest rates, the Bank will experience instances when the timing of the re-pricing of interest-bearing liabilities does not coincide with the timing of re-pricing of interest-earning assets, or when the timing of the maturity or paydown of interest-bearing liabilities does not coincide with the timing of the maturity or paydown of the interest-earning assets. The Bank’s profitability and the market value of its equity are significantly affected by its ability to manage interest rate risk.

The Bank’s ability to anticipate changes regarding the direction and speed of interest rate movements, or to hedge the related exposures, significantly affects the success of the asset and liability management activities and the level of net interest income. The Bank uses derivative instruments to reduce interest rate risk. The Bank has strategies which reduce the amount of one-sided fair value adjustments and the resulting impact to the Bank’s income. However, market volatility affecting the valuation of instruments in hedging relationships can also cause income volatility to the degree that the change in the value of the derivative does not perfectly offset the change in the value of the hedged item. Should the use of derivatives be limited, with that activity being replaced with a higher volume of long-term debt funding, the Bank may still experience income volatility driven by the market and interest rate sensitivities.

The Bank uses a number of measures and analyses to monitor and manage interest rate risk. Given the unpredictability of the financial markets, capturing all potential outcomes in these analyses is not practical. Key assumptions include, but are not limited to, advance volumes and pricing, market conditions for the Bank’s consolidated obligations, interest rate spreads and prepayment speeds and cash flows on mortgage-related assets. Although trends in 2022 and early 2023 suggest increasing rates, these assumptions are inherently uncertain and, as a result, the measures cannot precisely predict the impact of higher or lower interest rates on net interest income or the market value of equity. Actual results will differ from simulated results due to the timing, magnitude and frequency of interest rate changes and changes in market conditions and management strategies, among other factors.

With respect to the Bank’s MBS and MPF portfolios, increases in interest rates slowed prepayments in 2022 and, as a result, extended mortgage cash flows. If the debt funding the mortgage assets matures, it could be re-issued at a higher rate and decrease the Bank’s net interest income. Decreases in interest rates may cause an increase in mortgage prepayments and may result in increased premium amortization expense and substandard performance in the Bank’s mortgage portfolio as the Bank experiences a return of principal that it must re-invest in a lower rate environment, adversely affecting net interest income over time, if associated debt remains outstanding (i.e., debt overhang). See additional discussion in Risk Management in Item 7. Management’s Discussion and Analysis in this Form 10-K.

The Bank may be limited in its ability to access the capital markets, which could adversely affect the Bank’s liquidity. In addition, if the Bank’s ability to access the long-term debt markets would be limited, this may have a material adverse effect on its results of operations and financial condition, as well as its ability to fund operations, including advances.

The Bank’s ability to operate its business, meet its obligations and generate net interest income depends primarily on the ability to issue large amounts of debt frequently, with a variety of maturities and call features and at attractive rates. The Bank actively manages its liquidity position to maintain stable, reliable and cost-effective sources of funds, while considering market conditions, member credit demand for short-and long-term advances, investment opportunities and the maturity profile of the Bank’s assets and liabilities. The Bank recognizes that managing liquidity is critical to achieving its statutory mission of providing low-cost funding to its members. In managing liquidity risk, the Bank is required to maintain a level of liquidity in accordance with policies established by management and the Board and Finance Agency guidance.

The ability to obtain funds through the sale of consolidated obligations depends in part on conditions in the capital markets, particularly the short-term capital markets. Accordingly, the Bank may be unable to obtain funding on acceptable terms (interest rate risk), if at all (refunding risk). If the Bank cannot access funding when needed, its ability to support and continue its operations, including providing term funding to members, would be adversely affected, which would negatively affect its financial condition and results of operations. Geopolitical instability or conflicts, such as ongoing hostilities between Russia and Ukraine, may result in trade disruptions, sanctions, or other market volatility which could adversely affect funding costs or market access. The Bank’s exposure to interest rate risk and refunding risk may be impacted by the asset/liability maturity profile of the Bank. See the Liquidity and Funding discussion in Risk Management in Item 7. Management’s Discussion and Analysis in this Form 10-K for additional information.

The U.S. Treasury has the authority to prescribe the form, denomination, maturity, interest rate and conditions of consolidated obligations issued by the FHLBanks, which could impact the Bank’s ability to issue or offer certain types of debt. In addition, the Finance Agency could require the Bank to hold additional liquidity, which could adversely impact the type, amount and profitability of various advance products.

The Bank is jointly and severally liable for the consolidated obligations of other FHLBanks. Additionally, the Bank may receive from or provide financial assistance to the other FHLBanks. Changes in the Bank’s, other FHLBanks’ or other GSEs’ credit ratings, as well as the rating of the U.S. Government, may adversely affect the Bank’s ability to issue consolidated obligations and enter derivative transactions on acceptable terms.

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

FHLBank System consolidated obligation bonds have been assigned Aaa/stable outlook and AA+/stable outlook ratings by Moody’s and S&P, respectively. Consolidated obligation discount notes have been assigned a P-1 and A-1+ rating by Moody’s and S&P, respectively. In addition, all FHLBanks have been assigned a long-term rating of Aaa/stable outlook and AA+/stable outlook by Moody’s and S&P, respectively. All FHLBanks have been assigned a short-term rating of P-1 and A-1+ by Moody’s and S&P, respectively. These ratings reflect an opinion that the FHLBanks have a strong capacity to meet their commitments to pay principal of and interest on consolidated obligations and that the consolidated obligations are judged to be of high quality with minimal credit risk. The ratings also reflect the FHLBanks’ status as GSEs.

It is possible that the credit rating of an FHLBank, another GSE or the U.S. government could be lowered by at least one Nationally Recognized Statistical Rating Organization (NRSRO). It is expected that a debt ceiling resolution will be necessary in mid-2023 or otherwise during 2023, depending on the U.S. Treasury’s use of extraordinary measures which it is already undertaking. Depending on the nature and outcome of that process, the credit rating of the U.S. government could be lowered as was the case in August 2011, which could adversely affect the Bank’s costs of doing business. In addition, such downgrades could negatively impact the Bank’s reputation.

Additional ratings actions or negative guidance may adversely affect the Bank’s cost of funds and ability to issue consolidated obligations and enter derivative transactions on acceptable terms, which could negatively affect financial condition and results of operations. In some states, acceptance of the Bank’s letters of credit as collateral for public funds deposits requires an AAA rating from at least one rating agency. If all NRSROs downgrade their ratings, the Bank’s letters of credit business in those states may be affected, and the amount of the Bank’s letters of credit may be reduced, both of which could negatively affect financial condition and results of operations. The Bank’s costs of doing business and ability to attract and retain members could also be adversely affected if the credit ratings assigned to the consolidated obligations were lowered from Aaa/AA+.

The Bank may fail to maintain a sufficient level of retained earnings, fail to meet its minimum regulatory capital requirements, or be otherwise designated by the Finance Agency as undercapitalized, which would impact the Bank’s ability to conduct business “as usual,” result in prohibitions on dividends, excess capital stock repurchases and capital stock redemptions and potentially impact the value of Bank membership. This designation may also negatively impact the Bank’s high credit rating provided by certain NRSROs and could hinder the achievement of the Bank’s economic/community development mission.

The Bank is required to maintain certain regulatory capital and leverage ratios. Any violation of these requirements will result in prohibitions on stock redemptions, repurchases and dividend payments. For example, the payment of dividends is subject to certain statutory and regulatory restrictions (including that the Bank complies with all minimum capital requirements and has not been designated undercapitalized by the Finance Agency). In addition, if the Bank becomes undercapitalized by failing to meet its regulatory capital requirements, by the Finance Agency exercising its discretion to categorize an FHLBank as undercapitalized or by the Bank failing to meet any additional Finance Agency-imposed minimum capital requirements, it will also be subject to asset growth limits and, if significantly undercapitalized, the Bank could be subject to additional actions. Violations of capital requirements could also result in changes in the Bank’s member lending, investment or MPF Program purchase activities and changes in permissible business activities. Declines in market conditions could also result in a violation of regulatory or statutory capital requirements and may impact the Bank’s ability to redeem capital stock at par value. Without advance demand and new borrowing activity to offset the run-off of existing borrowings, capital levels could eventually decline. An increase of the capital requirements on existing borrowings in an attempt to boost capital levels may deter new borrowings and reduce the value of membership as the return on that investment may not be as profitable to the member as other investment opportunities. The ability to conduct the Bank’s business as expected, to meet its statutory AHP or other legal obligations as well as the Bank’s ability to make contributions to other community and economic development programs is highly-dependent on the Bank’s ability to continue to generate net income and maintain adequate retained earnings and capital levels.

OPERATIONAL RISK

The Bank’s business is dependent upon its computer information systems. An inability to process or physically secure information or implement technological changes, or an interruption in the Bank’s systems, may result in lost business or increased operational risk. The Bank’s dependence on computer systems and technologies to engage in business transactions and to communicate with its stakeholders has increased the Bank’s exposure to cyber-security risks.

Cyber threats include computer viruses, malicious or destructive code, phishing attacks, brute force attacks, ransomware attacks, denial of service or information or other security breaches. They could result in the unauthorized release, gathering, monitoring, misuse, loss or destruction of confidential, proprietary and other information of the Bank, its employees, its members or other third parties, or otherwise materially disrupt the Bank’s or its members’ or other third parties’ network access, business operations or ability to provide services. The Bank, like many financial institutions and businesses, faces cyber-attack attempts routinely, for example, from phishing campaigns and denial of service attempts, and the risk of cyber-attacks may be heightened as a result of geopolitical conflicts. Although the Bank has both information and physical security measures in place and devotes significant resources to secure the Bank’s computer systems and networks, it might not be able to anticipate or implement effective preventive measures against all security breaches, particularly given that such attacks continue to evolve in scale and maliciousness. Additionally, cyber vulnerabilities and/or attacks could go undetected for a period of time. During such time, the Bank may not necessarily know the extent of the harm, and certain actions could be compounded before they are discovered and remediated, any or all of which could further increase the consequences of a cyber-attack.

As cyber threats evolve, the Bank may be required to expend significant additional resources to continue to modify or enhance its layers of defense or to investigate and remediate any information security vulnerabilities. The Bank’s technology control environment, along with security policies and standards, incident response procedures, security controls testing and dedicated information security resources, have protected the Bank against material cyber-security attacks. In addition, the Bank completes periodic independent assessments that leverage industry recognized frameworks in order to continually improve the

Bank’s control environment against cyber-security attacks. A successful penetration may result in unauthorized access to digital systems for purposes of misappropriating assets (including loss of funds) or sensitive information (including confidential information of the Bank, members, counterparties or mortgage loan borrowers) or may corrupt data or cause operational disruption. This may cause financial loss or a violation of privacy or other laws. The Bank could incur substantial costs and suffer other negative consequences, including but not limited to remediation costs, increased security costs, litigation, penalties and reputational damage. Cyber-security risk may also be elevated with employees working remotely or in a hybrid format. Additional opportunities may exist for cyber-criminals to exploit potential vulnerabilities. While there are continued attempts to penetrate the Bank’s security, such as phishing and malware attacks, the Bank has not experienced a breach of its security as a result of its remote or hybrid posture.

In addition, the Bank’s business is dependent upon its ability to effectively exchange and process information using its computer information systems. Continued regulatory focus on technology operations including cyber-security and cloud computing could influence the Bank’s operations. The Bank’s products and services require a complex and sophisticated computing environment, which includes licensed, purchased, and custom-developed software and software-as-a-service (SaaS) and infrastructure-as-a-service (IaaS) solutions. Maintaining the effectiveness and efficiency of the Bank’s operations is dependent upon the continued timely implementation of technology solutions and systems, which may require ongoing expenditures, as well as the ability to sustain ongoing operations during technology solution implementations, upgrades and larger modernization efforts for business systems and data processing capability/facilities. If the Bank were unable to sustain its technological capabilities, it may not be able to remain competitive, and its business, financial condition and profitability may be significantly compromised. To advance its disaster recovery capabilities and continuous operations, the Bank continually reviews and improves its recovery facilities and processes through its business continuity plan, including testing the plan annually. Nonetheless, the Bank cannot guarantee the effectiveness of its business continuity plan or other related policies, procedures and systems to protect the Bank in any particular future situation.

The lack of a skilled workforce or Board of Directors may have an adverse effect on the Bank’s business and operations.

A skilled, diverse and inclusive workforce and Board of Directors are important to the continued successful operation of the Bank. The COVID-19 pandemic brought about changes to the job market which resulted in increased competition for skilled personnel, inflationary cost increases and investments in workforce health and safety. The effects of increased remote working opportunities in the market, even in a hybrid environment, have resulted in some employee turnover although the Bank’s hybrid posture is competitive. Further turnover, particularly among key employees, may increase operational risks as responsibilities are transitioned between employees and new employees are onboarded and trained.

Failure to attract or retain a skilled and diverse Board of Directors, particularly with respect to certain required expertise, may adversely affect the Bank’s governance or business operations. The loss of one or more key employees or not having a diverse and inclusive Board of Directors may also result in incremental regulatory scrutiny of the quality of the Bank’s overall corporate governance.

Failures of critical vendors and other third parties, including the Federal Reserve Banks, could disrupt the Bank’s ability to conduct business.

The Bank relies on third-party vendors and service providers for many of its core business processes and information systems needs. Any failure or interruption of these systems, or any disruption of service, including as a result of a security breach, cyber-attack, natural disaster, geopolitical instability, terrorist attack, widespread emergency or pandemic, could result in failures or interruptions in the Bank’s ability to conduct and manage its business effectively. The Bank has not experienced a material negative third-party vendor event in connection with the COVID-19 pandemic. However, a disruption, delay or failure of a critical third-party vendor’s services as a result of the pandemic could also impact the Bank’s operating results and the Bank’s ability to provide services to the membership.

The Bank maintains a crisis management plan which includes business continuity; however, there is no assurance that failures or interruptions will not occur or, if they do occur, that they will be adequately addressed by the Bank or the vendors or third parties on which the Bank relies. Any failure or interruption could significantly harm the Bank’s reputation, customer relations and business operations, which could negatively affect its financial condition, profitability and cash flows.

Additionally, any breach of sensitive Bank data stored at a third party could result in financial loss, damage to the Bank’s reputation, litigation, potential legal or regulatory actions and penalties, increased regulatory scrutiny and increased expense in terms of incident response costs and damages. While the Bank regularly assesses the adequacy of security controls for its significant third parties, there is no assurance that a breach will not occur. Additionally, the use of vendors, including increased use of cloud service providers (e.g., SaaS, IaaS) and other third parties, could expose the Bank to the risk of a financial loss, loss of intellectual property or confidential information, fraud or other harm. Although the Bank has not experienced supply chain cyber-attacks to date, cyber vendor security monitoring controls continue to be a focus.

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

Models are inherently imperfect predictors of actual results because they are based on assumptions about future performance. Estimations produced by the Bank’s models may be different from actual results, which could adversely affect the Bank’s business results. If the models or end user computing tools are not reliable or the Bank does not use them appropriately, the Bank could make poor business decisions, including risk management decisions, or other decisions, which could result in an adverse financial impact. Further, any controls, such as a model risk management function, that the Bank employs to attempt to manage the risks associated with the use of models may not be effective.

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

The Bank’s management believes these facilities are well maintained and adequate for the Bank’s operations.

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

PART II

Item 5: Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

The capital stock of the Bank can be purchased only by members although it may be held by nonmembers due to out of district mergers. There is no established marketplace for the Bank’s stock; the Bank’s stock is not publicly traded and may be repurchased or redeemed by the Bank at par value. The Bank has two subclasses of capital stock: B1 membership and B2 activity.

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

The members’ minimum stock purchase requirement is subject to change from time to time at the discretion of the Board of Directors of the Bank in accordance with the Capital Plan. Par value of each share of capital stock is $100. As of December 31, 2022, the total mandatorily redeemable capital stock reflected the balance for six institutions, three of which were merged out of district and considered to be nonmembers. One institution relocated and became a member of another FHLBank at which time the membership with the Bank terminated. Two other institutions have notified the Bank of their intention to voluntarily redeem their capital stock and withdraw from membership. These institutions will continue to be members of the Bank until the withdrawal period is completed.

In February 2023, the Bank paid quarterly dividends of 7.95% annualized on activity stock and 4.00% annualized on membership stock. The dividends were based on average capital stock held for the fourth quarter of 2022. Looking forward, market and business conditions can impact FHLBank's overall performance, as well as the levels of future dividends. FHLBank's intent is to continue to provide meaningful shareholder return. Due to market and economic uncertainty, as well as anticipation of slower advance growth, the Bank does not expect dividend levels to change at the pace of market rates.

The total number of shares of capital stock outstanding as of December 31, 2022 was 34,561,677 of which members held 34,289,659 shares and nonmembers held 272,018 shares. As of February 28, 2023, a total of 280 members and nonmembers held shares of the Bank’s stock.

See Note 11 - Capital to the audited financial statements in Item 8. Financial Statements and Supplementary Data in this Form 10-K for further information regarding statutory and regulatory restrictions on capital stock redemption.

Item 6: [Reserved]

Item 7: Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Information

Statements contained in this Form 10-K, including statements describing the objectives, projections, estimates, or predictions of the future of the Bank, may be “forward-looking statements.” These statements may use forward-looking terms, such as “anticipates,” “believes,” “could,” “estimates,” “may,” “should,” “will,” or their negatives or other variations on these terms. The Bank cautions that, by their nature, forward-looking statements involve risk or uncertainty and that actual results could differ materially from those expressed or implied in these forward-looking statements or could affect the extent to which a particular objective, projection, estimate, or prediction is realized. These forward-looking statements involve risks and uncertainties including, but not limited to, the following: economic and market conditions, including, but not limited to real estate, credit and mortgage markets; volatility of market prices, rates, and indices related to financial instruments; including but not limited to, the discontinuance of the London Interbank Offered Rate(LIBOR) and the related effect on the Bank's LIBOR-based financial products, investments and contracts; the occurrence of man-made or natural disasters, endemics, global pandemics, conflicts or terrorist attacks or other geopolitical events; political, legislative, regulatory, litigation, or judicial events or actions, including those relating to environmental, social and governance matters; risks related to MBS; changes in the assumptions used to estimate credit losses; changes in the Bank’s capital structure; changes in the Bank’s capital requirements; changes in expectations regarding the Bank’s payment of dividends; membership changes; changes in the demand by Bank members for Bank advances; an increase in advance prepayments; competitive forces, including the availability of other sources of funding for Bank members; changes in investor demand for consolidated obligations and/or the terms of interest rate exchange agreements and similar agreements; changes in the FHLBank System’s debt rating or the Bank’s rating; the ability of the Bank to introduce new products and services to meet market demand and to manage successfully the risks associated with new products and services; the ability of each of the other FHLBanks to repay the principal and interest on consolidated obligations for which it is the primary obligor and with respect to which the Bank has joint and several liability; applicable Bank policy requirements for retained earnings and the ratio of the market value of equity to par value of capital stock; the Bank’s ability to maintain adequate capital levels (including meeting applicable regulatory capital requirements); business and capital plan adjustments and amendments; technology and cyber-security risks; and timing and volume of market activity. Forward-looking statements in this Form 10-K should not be relied on as representing the Bank’s expectations or assumptions as of any time subsequent to the time this Form 10-K is filed with the Securities and Exchange Commission. Forward looking statements speak only as of the date made and the Bank has no obligation, and does not undertake publicly, to update or revise any forward-looking statement for any reason.

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

Throughout 2022, rising inflation, Federal Reserve Board (Federal Reserve) actions as well as speculation about future actions, were dominant themes. During 2022, the Federal Reserve raised the Federal fund target rate from a range of 0% - 0.25% to a range of 4.25% - 4.5%. The changes were a result of improved economic indicators and rising future inflation expectations. During 2022, yields on U.S. Treasuries were higher relative to the prevailing yields in 2021. Longer term debt spreads relative to U.S. Treasuries were higher during the fourth quarter due to investors preferring shorter maturities.

Results of Operations. The Bank’s net income for 2022 totaled $227.1 million, compared to $86.0 million for 2021. The $141.1 million increase was driven primarily by higher net interest income. Higher net interest income was primarily due to the rising interest rate environment. Interest income was $1,610.0 million for 2022, compared with 414.1 millions for 2021. This increase was the result of higher average advance balances, and higher yields driven by higher short-term interest rates. Interest income also included net prepayment fees on advances of $1.9 million in 2022, compared to $16.5 million for 2021. Interest expense was $1,252.5 million for 2022 compared to $233.5 million in the same prior-year period. This increase was primarily the result of higher average consolidated obligations, as well as higher rates paid, which was driven by higher short-term interest rates. Other noninterest income was $11.3 million for 2022, compared with $12.4 million for 2021. This $1.1 million decrease reflected losses in 2022 on investments that secure certain deferred compensation arrangements, partially offset by higher letter of credit fees. The net interest margin was 56 basis points and 46 basis points for 2022 and 2021, respectively. The increase in net interest margin was primarily due to lower funding costs and higher rates.

Financial Condition. Advances. Advances totaled $68.9 billion at December 31, 2022, an increase of $54.8 billion compared to $14.1 billion at December 31, 2021. In addition, the par value of advances that had a remaining maturity of more than one year also increased to 59% at December 31, 2022 compared to 39% at December 31, 2021. Although advance levels increased driven by member demand, it is not uncommon for the Bank to experience variances in the overall advance portfolio driven primarily by changes in member needs. The increase in members' need for advances is primarily the result of market liquidity, as well as recent Federal Reserve actions to increase short-term interest rates.

The ability to grow and/or maintain the advance portfolio is affected by, among other things, the following: (1) the liquidity demands of the Bank’s borrowers; (2) the composition of the Bank's membership; (3) members’ regulatory requirements; (4) current and future credit market conditions; (5) housing market trends; (6) the shape of the yield curve and (7) advance pricing.

    Liquidity Investments. The Bank maintains liquidity to meet member borrowing needs and regulatory standards. The liquidity investment portfolio is comprised of cash, interest-bearing deposits, certificates of deposits, Federal funds sold, securities purchased under agreements to resell, and U.S. Treasury obligations classified as trading or available-for-sale (AFS). At December 31, 2022, the Bank held $14.0 billion of liquid assets compared to $9.7 billion at December 31, 2021. The $4.3 billion increase in liquid assets was in response to increased advance activity.

    Investments. To enhance earnings, the Bank maintains investments classified as AFS and held-to-maturity (HTM) as well as certain trading securities, excluding those investments designated as liquidity. The Bank held $8.1 billion in its investment portfolio at December 31, 2022, compared with $8.8 billion at December 31, 2021, a decrease of $0.7 billion. Paydowns associated with the Bank's Agency MBS portfolio contributed to this decline. During the majority of 2022, the Bank’s MBS purchases were limited by narrow mortgage spreads. In late 2022, the Bank began to purchase MBS securities as the spreads on MBS widened.

Consolidated Obligations. The Bank's consolidated obligations totaled $90.2 billion at December 31, 2022, an increase of $56.6 billion from December 31, 2021. At December 31, 2022, bonds represented 37% of the Bank's consolidated obligations, compared with 69% at December 31, 2021. Discount notes represented 63% of the Bank's consolidated obligations at December 31, 2022 compared with 31% at year-end 2021. The overall increase in consolidated obligations outstanding is consistent with the increase in total asset balances.

Capital Position and Regulatory Requirements. Total capital at December 31, 2022 was $5.0 billion, compared to $2.7 billion at December 31, 2021. The increase was primarily due to increased capital stock as a result of higher advances. Total retained earnings at December 31, 2022 were $1.5 billion, compared with $1.4 billion at December 31, 2021. Accumulated other comprehensive income (AOCI) was $(66.5) million at December 31, 2022, a decrease of $176.7 million from December 31, 2021. The decrease was primarily due to declines in the fair values of securities within the AFS portfolio as a result of rising interest rates.

In October 2022, the Bank paid quarterly dividends of 7.25% annualized on activity stock and 3.25% annualized on membership stock. In July 2022, the Bank paid quarterly dividends of 6.25% annualized on activity stock and 2.25% annualized on membership stock. In both February and April 2022, the Bank paid quarterly dividends of 5.25% annualized on activity stock and 1.25% annualized on membership stock. The dividends paid were based on stockholders' average balances for the third quarter of 2022 (October dividend), the second quarter of 2022 (July dividend), the first quarter of 2022 (April dividend), and the fourth quarter of 2021 (February dividend).

In February 2023, the Bank paid quarterly dividends of 7.95% annualized on activity stock and 4.0% annualized on membership stock. The dividends were based on average member capital stock held for the fourth quarter of 2022. However, the amount of any future dividends will depend on economic and market conditions and the Bank’s financial condition and operating results.

The dividend rates demonstrate that the Bank continues to return value to its member shareholders. Looking forward, market and business conditions can impact FHLBank's overall performance, as well as the levels of future dividends. FHLBank's intent is to continue to provide meaningful shareholder return; future dividend rates may not correspond directly with the pace of interest rate changes.

The Bank met all of its capital requirements as of December 31, 2022, and in the Federal Housing Finance Agency’s (Finance Agency) most recent determination, as of September 30, 2022, the Bank was deemed "adequately capitalized."

2023 Outlook

    The Bank is a cooperative designed to meet the liquidity and other needs of its members, whether those needs increase or decrease. The Bank expects that members will continue to use advances to meet liquidity needs during 2023, but with slower growth. Member demand will continue to be impacted by market liquidity and Federal Reserve actions to adjust short-term interest rates, and the borrowing activities of larger members will continue to be the predominant driver of change in the Bank’s advance balances. In addition, the Bank expects members usage of letters of credit to remain stable.

The Bank expects the mortgage loans held for portfolio purchased through the MPF Program to remain relatively stable during 2023. The Bank expects a stable balance due to lower purchases and paydowns of MPF loans as a result of the increased interest rate environment.

The Bank expects to increase its MBS investment portfolio due to spread widening in the market as a result of the Federal Reserve unwinding its balance sheet and uncertain investor demand. The Bank is able to increase its investment portfolio as a result of increased capacity under its regulatory purchasing authority as a result of the additional capital associated with advance balance increases.

Access to debt markets has been reliable, and the Bank expects this access to remain reliable as the Bank and the financial markets continue to prepare for the cessation of LIBOR and transition to an alternative rate.

The Bank expects interest rates to remain higher during 2023, as the Federal Reserve is expected to continue to increase the target range for the federal funds rate as it continues to take steps to control inflation. The combination of higher average advance balances and higher interest rates will result in improved financial performance during 2023. In addition, the Bank expects an increase to operating expenses primarily due to increased number of employees and inflationary pressures. The Bank also will continue its discretionary community investment programs during 2023, including a voluntary housing grant initiative to enhance its regulatory required AHP assessments. The Bank’s intent is to continue to provide meaningful shareholder return; future dividend rates may not correspond directly with the pace of interest rate changes.

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

Earnings Performance

    The following is Management Discussion and Analysis of the Bank’s earnings performance for the years ended December 31, 2022 and 2021, which should be read in conjunction with the Bank's audited financial statements included in Item 8. Financial Statements and Supplementary Data in this Form 10-K.

Summary of Financial Results

Net Income and Return on Average Equity. The Bank’s net income for 2022 totaled $227.1million, compared to $86.0 million for 2021. The $141.1 million increase in net income was driven primarily by the following:

•Net interest income was $357.5 million for 2022, an increase of $176.9 million from $180.6 million in 2021.
◦Interest income was $1,610.0 million for 2022, compared with $414.1 million for 2021. This increase was the result of higher average advance balances and higher yields, driven by higher short-term interest rates.
◦Interest income also included net prepayment fees on advances of $1.9 million for 2022, compared with $16.5 million for 2021.
◦Interest expense was $1,252.5 million for 2022, compared with $233.5 million in the same prior-year period. This increase was the result of higher average consolidated obligations and higher short-term interest rates.

•Noninterest income was $11.3 million for 2022, compared to $12.4 million for 2021. This $1.1 million decrease reflected losses in 2022 on investments that secure certain deferred compensation arrangements, partially offset by higher letters of credit fees.

•Other expense was $110.5 million for 2022 compared to $99.2 million for 2021, an increase of $11.3 million. The increase in operating expense was primarily driven by the voluntary housing grants in 2022. The Bank awarded $10.1 million in voluntary housing grants to support affordable housing projects in Delaware, Pennsylvania and West Virginia. Other factors were higher compensation, benefit expenses and technology-related costs, which were partially offset by a decrease in Home4Good contributions and market value changes of deferred compensation agreements and smaller discretionary pension contributions.

The Bank’s return on average equity for 2022 was 6.33% compared to 3.10% for 2021.

2021 vs 2020. For discussion of this year-to-year comparison, refer to the Summary of Financial Results disclosure included in Item 7: Management’s Discussion and Analysis of Financial Condition and Results of Operations in the Bank’s 2021 Form 10-K.

Net Interest Income

Average Balances and Interest Yields/Rates Paid. The following table summarizes the average balances, yields or rates paid, and net interest margin on interest-earning assets and interest-bearing liabilities for 2022 , 2021, and 2020.

	2022			2021			2020
(dollars in millions)	Average Balance	Interest Income/ Expense	Avg. Yield/ Rate (%)	Average Balance	Interest Income/ Expense	Avg. Yield/ Rate (%)	Average Balance	Interest Income/ Expense	Avg. Yield/ Rate (%)
Assets:
Securities purchased under agreements to resell (1)	$2,301.4	$53.3	2.32	$755.1	$0.6	0.08	$1,442.7	$8.2	0.57
Federal funds sold (1)	4,514.5	81.9	1.82	3,470.8	2.7	0.08	6,441.9	28.3	0.44
Interest-bearing deposits(2)	2,002.9	47.2	2.35	774.6	1.0	0.13	1,507.0	6.5	0.43
Investment securities(3)	13,342.2	300.2	2.25	13,427.8	143.5	1.07	15,275.9	270.0	1.77
Advances(4)	36,592.8	992.3	2.71	16,178.4	139.9	0.86	47,874.2	625.5	1.31
Mortgage loans held for portfolio(5)	4,657.2	135.1	2.90	4,798.1	126.4	2.63	5,151.5	155.2	3.01
Total interest-earning assets	63,411.0	1,610.0	2.54	39,404.8	414.1	1.05	77,693.2	1,093.7	1.41
Other assets(6)	826.2			1,016.3			1,093.1
Total assets	$64,237.2			$40,421.1			$78,786.3
Liabilities and capital:
Deposits (2)	$798.5	$11.0	1.38	$983.4	$0.3	0.03	$838.9	$1.8	0.22
Consolidated obligation discount notes(7)	23,491.4	464.4	1.98	11,803.6	6.7	0.06	24,575.2	179.6	0.73
Consolidated obligation bonds(8)	35,009.7	775.1	2.21	24,118.3	222.8	0.92	48,614.6	531.0	1.09
Other borrowings	42.7	2.0	4.81	67.0	3.7	5.57	264.1	16.6	6.29
Total interest-bearing liabilities	59,342.3	1,252.5	2.11	36,972.3	233.5	0.63	74,292.8	729.0	0.98
Other liabilities	1,308.5			669.5			690.5
Total capital	3,586.4			2,779.3			3,803.0
Total liabilities and capital	$64,237.2			$40,421.1			$78,786.3
Net interest spread			0.43			0.42			0.43
Impact of noninterest-bearing funds			0.13			0.04			0.04
Net interest income/net interest margin(9)		$357.5	0.56		$180.6	0.46		$364.7	0.47
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
(4) Average balances reflect noninterest-earning hedge accounting adjustments of ($193.0)million, $146.2 million and $387.4 million in 2022, 2021 and 2020, respectively.
(5) Nonaccrual mortgage loans are included in average balances in determining the average rate.
(6) Other assets include allowance for credit losses on investment securities and MPF.
(7) Average balances reflect noninterest-bearing hedge accounting adjustments of ($1.2) million in 2022 and $0 for 2021 and 2020.
(8) Average balances reflect noninterest-bearing hedge accounting adjustments of ($640.0) million, ($0.5) million and $50.4 million in 2022, 2021 and 2020, respectively.
(9) Net interest margin is net interest income before provision (reversal) for credit losses as a percentage of average interest-earning assets.

The Bank’s business model is designed to protect the net interest spread earned by the Bank and withstand fluctuations in both the level of interest rates and volume of business. As a result, although interest income and interest expense increased due to rises in short term interest rates, net interest spread has remained stable increasing by 1 basis point to 43 basis points in 2022, primarily due to improved funding levels and partially offset by the impact of higher advance prepayment fees in 2021 compared with 2022. Interest income included net prepayment fees on advances of $1.9 million for 2022, compared with $16.5 million for 2021. Net interest margin has increased 10 basis points from 2021 due to the impact that the increase in short term interest rates had on non-interest bearing funds.

For discussion related to 2021 compared to 2020, refer to the Net Interest Income disclosure included in Item 7: Management’s Discussion and Analysis of Financial Condition and Results of Operations in the Bank’s 2021 Form 10-K.

Rate/Volume Analysis. Changes in both volume and interest rates influence changes in net interest income and net interest margin. The following table summarizes changes in interest income and interest expense between 2022, 2021, and 2020.

	Increase (Decrease) in Interest Income/Expense Due to Changes in Rate/Volume			Increase (Decrease) in Interest Income/Expense Due to Changes in Rate/Volume
	2022 Compared to 2021			2021 Compared to 2020
(in millions)	Volume	Rate	Total	Volume	Rate	Total
Securities purchased under agreements to resell	$3.5	$49.2	$52.7	$(2.7)	$(4.9)	$(7.6)
Federal funds sold	1.1	78.1	79.2	(9.2)	(16.4)	(25.6)
Interest-bearing deposits	4.0	42.2	46.2	(2.3)	(3.2)	$(5.5)
Investment securities	(0.8)	157.5	156.7	(29.7)	(96.8)	$(126.5)
Advances	316.6	535.8	852.4	(321.4)	(164.2)	$(485.6)
Mortgage loans held for portfolio	(3.8)	12.5	8.7	(10.1)	(18.7)	(28.8)
Total interest-earning assets	$320.6	$875.3	$1,195.9	$(375.4)	$(304.2)	$(679.6)

Deposits	$(0.1)	$10.8	$10.7	$0.3	$(1.8)	$(1.5)
Consolidated obligation discount notes	13.0	444.7	457.7	(62.3)	(110.6)	(172.9)
Consolidated obligation bonds	134.9	417.4	552.3	(236.0)	(72.2)	(308.2)
Other borrowings	(1.2)	(0.5)	(1.7)	(11.2)	(1.7)	(12.9)
Total interest-bearing liabilities	$146.6	$872.4	$1,019.0	$(309.2)	$(186.3)	$(495.5)
Total increase (decrease) in net interest income	$174.0	$2.9	$176.9	$(66.2)	$(117.9)	$(184.1)

    Interest income increased in 2022 compared to 2021. A higher interest rate environment, coupled with increased volume in advances drove interest income higher as compared to 2021. However, interest income on the mortgage loans held for portfolio was not impacted as much by the rise in interest rates because it is a fixed rate portfolio. MPF experienced a reduction in originations due to the higher interest rate environment. The Bank experienced higher volume in its advance portfolio. It is not uncommon for the Bank to experience variances in the overall advance portfolio driven primarily by changes in member needs. Market liquidity, as well as recent Federal Reserve actions responding to inflation, continued to impact members’ need for advances. Member deposit balances, while still elevated, have declined in recent quarters. In contrast, member loan balances have continued to increase modestly.

    Interest expense increased in 2022 compared to 2021 driven by higher rates paid on consolidated obligations brought on by increases in short-term interest rates. Average balances of consolidated obligations increased significantly in 2022 with the increase in average assets.

Net interest spread increased in 2022 compared to 2021 driven primarily by attractive funding levels achieved on new advances. Net interest margin increased more dramatically due to the impact of non-interest bearing funds from a rise in short term interest rates.

For discussion related to 2021 compared to 2020, refer to the Net Interest Income disclosure included in Item 7: Management’s Discussion and Analysis of Financial Condition and Results of Operations in the Bank’s 2021 Form 10-K.

Derivative Effects on Net Interest Income. The following tables quantify the effects of the Bank’s derivative activities on net interest income for 2022, 2021 and 2020.

	2022
(in millions)	Advances	Investments	Mortgage Loans	Bonds	Discount Notes	Total
Amortization/accretion of hedging activities in net interest income	$0.1	$(0.1)	$(1.4)	$0.1	$—	$(1.3)
Gains (losses) on designated fair value hedges	0.1	3.5	—	(0.4)	0.4	3.6
Net interest settlements included in net interest income	(7.7)	30.4	—	(69.2)	5.7	(40.8)
Total effect on net interest income	$(7.5)	$33.8	$(1.4)	$(69.5)	$6.1	$(38.5)

	2021
(in millions)	Advances	Investments	Mortgage Loans	Bonds	Discount Notes	Total
Amortization/accretion of hedging activities in net interest income	$—	$(0.1)	$(3.5)	$0.1	$—	$(3.5)
Gains (losses) on designated fair value hedges	(0.1)	1.7	—	(0.1)	—	1.5
Net interest settlements included in net interest income	(141.0)	(46.7)	—	51.8	—	(135.9)
Total effect on net interest income	$(141.1)	$(45.1)	$(3.5)	$51.8	$—	$(137.9)

	2020
(in millions)	Advances	Investments	Mortgage Loans	Bonds	Discount Notes	Total
Amortization/accretion of hedging activities in net interest income	$—	$(0.1)	$(3.2)	$0.1	$—	$(3.2)
Gains (losses) on designated fair value hedges	(0.1)	(2.0)	—	0.6	—	(1.5)
Net interest settlements included in net interest income	(185.9)	(21.1)	—	66.8	—	(140.2)
Total effect on net interest income	$(186.0)	$(23.2)	$(3.2)	$67.5	$—	$(144.9)

The Bank generally uses interest rate swaps to hedge a portion of fixed rate assets and fixed rate bonds which convert the interest rates on those instruments from a fixed rate to a variable rate. The purpose of this strategy is to protect the net interest spread against adverse interest rate changes. Using derivatives to convert interest rates from fixed to variable can increase or decrease net interest income. The variances in the derivative impacts from period to period are driven by the change in the average variable rate, the timing of interest rate resets and the average hedged portfolio balances outstanding during any given period. The Bank uses derivatives to hedge the fair market value changes attributable to the change in the benchmark interest rates.

In addition, the Bank uses many different funding and hedging strategies. These strategies involve closely match-funding bullet advances with bullet debt. This is designed in part to avoid the use of derivatives where prudent and reduce the Bank's reliance on short-term funding.

Provision (reversal) for Credit Losses. The provision for credit losses was $5.8 million for 2022 compared to a reversal of $(2.1) million for 2021. The provision reflected in 2022 was driven primarily by private label MBS classified as AFS due to a decline in market values. The reversal reflected in 2021 was primarily driven by the MPF portfolio due to improvements in the Bank's assumptions used to estimate expected credit losses, including forecasted housing prices, and a decline in delinquent loan balances.

Noninterest Income

(in millions)	2022	2021	2020
Net gains (losses) on investment securities	$(29.0)	$(21.4)	$47.3
Net gains (losses) on derivatives	14.2	5.9	(90.9)
Standby letters of credit fees	24.7	23.6	22.1
Other, net	1.4	4.3	2.3
Total noninterest income (loss)	$11.3	$12.4	$(19.2)

    The Bank's change in total noninterest income for 2022 compared to 2021 was due primarily due to losses in 2022 on investments that secure certain deferred compensation arrangements, partially offset by higher letter of credit fees.

    2021 vs 2020. For discussion of this year-to-year comparison, refer to the Other Noninterest Income disclosure included in Item 7: Management’s Discussion and Analysis of Financial Condition and Results of Operations in the Bank’s 2021 Form 10-K.

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

     The following tables detail the net effect of derivatives on noninterest income during 2022, 2021 and 2020.

	2022
(in millions)	Advances	Investments	Mortgage Loans	Bonds	Discount Notes	Other	Total
Net gains (losses) on derivatives:
Gains (losses) on derivatives not receiving hedge accounting, including net interest settlements	$9.0	$39.5	$1.6	$(27.6)	$(7.6)	$—	$14.9
Other (1)	—	—	—	—	—	(0.7)	(0.7)
Total net gains (losses) on derivatives	$9.0	$39.5	$1.6	$(27.6)	$(7.6)	$(0.7)	$14.2

	2021
(in millions)	Advances	Investments	Mortgage Loans	Bonds	Discount Notes	Other	Total
Net gains (losses) on derivatives:
Gains (losses) on derivatives not receiving hedge accounting, including net interest settlements	$0.1	$11.6	$(3.8)	$(2.0)	$—	$—	$5.9
Total net gains (losses) on derivatives	$0.1	$11.6	$(3.8)	$(2.0)	$—	$—	$5.9

	2020
(in millions)	Advances	Investments	Mortgage Loans	Bonds	Discount Notes	Other	Total
Net gains (losses) on derivatives:
Gains (losses) on derivatives not receiving hedge accounting, including net interest settlements	$(17.4)	$(90.8)	$(7.1)	$16.5	$7.7	$—	$(91.1)
Other (1)	—	—	—	—	—	0.2	0.2
Total net gains (losses) on derivatives	$(17.4)	$(90.8)	$(7.1)	$16.5	$7.7	$0.2	$(90.9)
Notes:
(1) Represents the price alignment amount on derivatives for which variation margin is characterized as a daily settled contract.

Derivatives not receiving hedge accounting. For derivatives not receiving hedge accounting (i.e., economic hedges and mortgage delivery commitments), the Bank includes the net interest settlements and the fair value changes in the “Net gains (losses) on derivatives” financial statement line item. For economic hedges, the Bank recorded net income of $14.9 million in 2022 compared to net income of $5.9 million in 2021. The net gains observed during 2022 were primarily due to an increase in market value on the Bank’s asset swaps, partially offset by losses on the Bank’s liability swaps, resulting from rising interest rates throughout 2022. In contrast, overall rate increases were lower in 2021, resulting in a smaller net gain. In addition, the total notional amount of economic hedges, which includes mortgage delivery commitments, increased to $3.2 billion at December 31, 2022 from $2.1 billion at December 31, 2021.

    2021 vs 2020. For discussion of this year-to-year comparison, refer to the Derivatives and Hedging Activities disclosure included in Item 7: Management’s Discussion and Analysis of Financial Condition and Results of Operations in the Bank’s 2021 Form 10-K.

Other Expense

(in millions)	2022	2021	2020
Compensation and benefits	$51.6	$48.8	$52.2
Other	47.9	39.6	40.8
Finance Agency	5.2	6.1	7.3
Office of Finance	5.8	4.7	5.2
Total other expense	$110.5	$99.2	$105.5

    The Bank's total other expense increased by $11.3 million to $110.5 million for 2022, compared to 2021. The increase in operating expense was primarily driven by the voluntary housing grants in 2022. Other factors were higher compensation, benefit expenses and technology-related costs, which were partially offset by a decrease in Home4Good contributions and market value changes of deferred compensation agreements and smaller discretionary pension contributions.

    2021 vs 2020. For discussion of this year-to-year comparison, refer to the Other Expense disclosure included in Item 7: Management’s Discussion and Analysis of Financial Condition and Results of Operations in the Bank’s 2021 Form 10-K.

Community Investment Products

The Bank’s mission includes the important public policy goal of making funds available for housing and economic development in the communities served by the Bank’s member financial institutions. In support of this goal, the Bank administers a number of products, some mandated and some voluntary.

AHP. AHP, mandated by the Act, is the largest and primary public policy product of the Bank. AHP helps applicable members meet their Community Reinvestment Act (CRA) responsibilities. Through AHP, members have access to grants to create affordable rental and homeownership opportunities that benefit low- and moderate-income neighborhoods. Award recipients are required to have a Bank member sponsor their application.

The AHP funds, which are offered on a competitive basis, provide grants for both rental and owner-occupied housing for households at 80% or less of the area median income. The Bank is required to contribute 10% of its income (GAAP net income before interest expense related to mandatorily redeemable capital stock and the assessment for AHP) to AHP and makes these funds available to be granted to projects in the subsequent year.

The Bank's AHP Assessment for 2022, 2021 and 2020, which is available to be awarded the following year, was as follows:

(in millions)	2022	2021	2020
AHP Assessment	$25.4	$10.0	$25.2

Each year, the Bank’s Board adopts an AHP Implementation Plan that defines the structure of AHP pursuant to the AHP regulations. The following table details the funding round attributes and the distribution of AHP funds during 2022 and 2021.

	2022	2021
Funding Rounds	1	1
Eligible Applications	124	124
Grants	$8.9 million	$22.8 million
Projects	20	35
Project Development Costs	$52.5 million	$147.3 million
Units of Affordable Housing	188	629

In addition, the Board has approved a homeownership set-aside program in its AHP Implementation Plan, the First Front Door program (FFD).

FFD offers grants to first time homebuyers up to $5,000 to assist with the purchase of a home. FFD grants are available to households earning 80% or less of the area median income. Members apply for FFD on behalf of their borrowers.

	2022	2021
Homebuyers Funded	783	1,684
Amounts Funded	$3.8 million	$8.2 million

Loan Programs. Pursuant to the requirements of the Community Investment Cash Advance (CICA) Regulation, the Bank offers a mandatory loan product, the Community Lending Program (CLP). The Bank also offers a voluntary loan product, Banking On Business (BOB). The following table presents the loans funded to members during 2022 and 2021 and the outstanding loan balances as of December 31, 2022 and 2021.

	2022		2021
(in millions)	Loans Funded	Total Balances Outstanding	Loans Funded	Total Balances Outstanding
BOB	$5.8	$26.3	$5.8	$25.7
CLP	284.9	583.5	83.1	625.0
Total	$290.7	$609.8	$88.9	$650.7

CLP offers advances to members at the Bank’s cost of funds providing the full advantage of a low-cost funding source. CLP also helps Bank members meet their CRA responsibilities. CLP advances help member institutions finance housing construction and rehabilitation, infrastructure improvement, and economic and community development projects that benefit targeted neighborhoods and households.

The Bank’s BOB loan product is targeted to assist in the growth and development of small business, including both start-up and expansion. The Bank makes funds available to members to extend credit to approved small business borrowers, enabling small businesses to qualify for credit that would otherwise not be available. BOB Loans are unsecured secondary loans that the Bank’s member applies for on the borrower’s behalf (the small business). In 2022, the Bank established a BOB special purpose credit program, the Banking On Business Inclusion and Equity fund (BOBIE). BOBIE is a set aside of BOB funds for minority- and women- owned small businesses. After the Bank approves the BOB loan, the Bank has committed itself to fund the loan at a future date. In 2022, the Bank approved 59 small business loans through BOB which are expected to create or retain 497 jobs. Of the 59 businesses approved by BOB, 29, or 49%, were approved through BOBIE. Of the 29 BOBIE businesses, six were minority-owned, 20 were women-owned, and three were minority- and women-owned.

	2022	2021
(in millions)	Funds Committed	Funds Committed
BOB	$4.1	$6.5
BOBIE	2.4	NA
Total	$6.5	$6.5

Discretionary Grants and Contributions. The Bank also provides grants and contributions through other initiatives and programs. During 2022, 2021, and 2020, the Bank expensed the following:

(in millions)	2022	2021	2020
Voluntary Housing Grants	$10.1	$—	$—
Home4Good	1.5	3.9	4.8
Blueprint Communities®	0.1	0.2	0.4
Total	$11.7	$4.1	$5.2
Notes:
® Blueprint Communities” is a registered service mark of the Federal Home Loan Bank of Pittsburgh

During 2022, the Bank awarded $10.1 million in voluntary housing grant funding to support affordable housing projects in Delaware, Pennsylvania and West Virginia exclusively. Of this amount, at least $2.5 million in each state in the district was made available to support eligible projects. All in-district projects applying for statutory AHP funding were automatically considered for the voluntary housing grant funding if the submitted project did not rank high enough to receive statutory AHP funding. The voluntary housing grant initiative is a separate and distinct offering and not part of the statutory AHP. Voluntary housing grant funds will also be offered in 2023. The following table details voluntary housing grant round attributes for 2022.

2022
Funding Rounds	1
Eligible Applications	91
Grants	$10.1 million
Projects	23
Project Development Costs	$126.2 million
Units of Affordable Housing	721

    Home4Good helps those who are experiencing or at risk of experiencing homelessness in collaboration with three state housing finance agencies (HFA), the Delaware State Housing Authority, the Pennsylvania Housing Finance Agency and the West Virginia Housing Development Fund. All grant awards are made to Continuums of Care who work with service organizations serving those experiencing homelessness.

	2022			2021			2020
(in millions)	Bank Contribution	HFA Contribution	Projects Approved	Bank Contribution	HFA Contribution	Projects Approved	Bank Contribution	HFA Contribution	Projects Approved
Delaware	$0.3	$0.8	12	$0.6	$0.5	13	$0.7	$0.5	1
Pennsylvania	$0.9	$1.0	30	$2.5	$1.5	73	$3.0	$1.5	16
West Virginia	$0.3	$0.3	14	$0.9	$0.3	19	$1.1	$—	4
Total	$1.5	$2.1	56	$4.0	$2.3	105	$4.8	$2.0	21

The Bank’s Blueprint Communities® initiative was created to help revitalize communities. Since its 2005 inception, 64 communities have participated in the initiative. Instead of a one-time project or grant, the program gives local leaders the tools to customize a long-term revitalization strategy. Intermittent application periods are conducted on a state-by-state basis within the Bank’s district. When a new application period begins, application information is shared with the Bank’s member financial institutions and other stakeholders via the Bank’s website and several other channels. Community applicants, typically groups led by dedicated individuals or organizations, generally have populations of 30,000 or less.

Once established, the community leadership teams attend training, funded by the Bank, where they are taught how to develop a strategic plan of revitalization. They also are taught strategies to help attract the public and private funding necessary to implement their plan. Once teams graduate from training, their communities receive up to a 10-year designation as a Blueprint Community.

Although not a community investment product, the Bank sponsors a charitable contribution program allowing employees and Board members to request that the Bank contribute up to $5,000 for an organization in which they are directly involved. Charitable contributions were $0.2 million, $0.3 million, and $0.3 million in 2022, 2021 and 2020, respectively.

Financial Condition

The following should be read in conjunction with the Bank’s audited financial statements in Item 8. Financial Statements and Supplementary Data in this Form 10-K.

Assets

    Total assets were $96.1 billion at December 31, 2022, compared with $37.7 billion at December 31, 2021. The increase of $58.4 billion was primarily due to an increase in advances. Advances totaled $68.9 billion at December 31, 2022, an increase of $54.8 billion, compared to $14.1 billion at December 31, 2021. The Bank’s return on average assets was 0.35% for 2022 and 0.21% for 2021.

The Bank's core mission activities include the issuance of advances and acquiring member assets through the MPF® program. The core mission asset ratio, defined as the ratio of par amount of advances and MPF loans relative to consolidated obligations adjusted for certain U.S. Treasury securities using full year average balances, was 77.5% as of December 31, 2022 and 64.1% as of December 31, 2021. The increase in this ratio is primarily due to higher average advance balances.

Advances. Advances (par) totaled $69.2 billion at December 31, 2022 compared to $14.1 billion at December 31, 2021. At December 31, 2022, the Bank had advances to 168 borrowing members, compared to 122 borrowing members at December 31, 2021. Advances outstanding to the Bank’s five largest borrowers increased to 78.5% of total advances as of December 31, 2022, compared to 64.0% at December 31, 2021. Fixed rate advances with a balance of $30.8 billion comprised 44% of the total par value of advances outstanding at December 31, 2022.

The following table provides information on advances at par by redemption terms at December 31, 2022 and December 31, 2021.

	December 31,
(in millions)	2022	2021
Fixed-rate
Due in 1 year or less (1)	$23,242.9	$8,299.5
Due after 1 year through 3 years	5,116.8	3,928.8
Due after 3 years through 5 years	1,780.2	1,209.3
Due after 5 years through 15 years	54.7	78.8
Thereafter	74.8	74.7
Total par value	$30,269.4	$13,591.1

Fixed-rate, callable or prepayable (1)
Due after 1 year through 3 years	$250.0	$—
Total par value	$250.0	$—

Variable-rate
Due in 1 year or less (1)	$5,247.6	$140.1
Due after 1 year through 3 years	29,076.5	53.1
Due after 3 years through 5 years	4,010.0	—
Total par value	$38,334.1	$193.2

Variable-rate, callable or prepayable (2)
Due in 1 year or less	$85.0	$10.0
Due after 1 year through 3 years	40.0	40.0
Total par value	$125.0	$50.0

Other (3)
Due in 1 year or less	$96.9	$89.7
Due after 1 year through 3 years	74.3	86.3
Due after 3 years through 5 years	42.1	44.0
Due after 5 years through 15 years	36.4	22.1
Thereafter	0.7	2.8
Total par value	$250.4	$244.9

Total par balance	$69,228.9	$14,079.2
Notes:
(1) Includes overnight advances.
(2) Prepayable advances are those advances that may be contractually prepaid by the borrower on specified dates without incurring prepayment or termination fees.
(3) Includes fixed-rate amortizing/mortgage matched, convertible, and other advances.

The Bank had no putable advances at December 31, 2022 or December 31, 2021.

    The following table provides a distribution of the number of members, categorized by individual member asset size (as reported quarterly) that had an outstanding advance balance during 2022 and 2021. Commercial Bank and Savings Institution members are classified by asset size as follows: Super-Regional (over $150 billion), Regional ($25 billion to $150 billion), Mid-size ($1.2 billion to $25 billion) and Community Financial Institutions (CFIs) (under $1.2 billion). Credit Union and Insurance members are classified separately.

	December 31,
Member Classification	2022	2021
Super-Regional	3	3
Regional	4	4
Mid-size	39	41
CFI	122	116
Credit Union	44	36
Insurance	25	24
Total borrowing members during the period	237	224
Total membership	282	281
Percentage of members borrowing during the period	84.0%	79.7%

    The following table provides information at par on advances by member classification at December 31, 2022 and December 31, 2021.

(in millions)	December 31, 2022	December 31, 2021
Member Classification
Super-Regional	$48,750.0	$6,275.0
Regional	6,495.0	1,280.0
Mid-size	7,410.0	2,397.2
CFI	2,904.2	1,888.6
Credit Union	2,121.8	875.4
Insurance	1,001.7	853.4
Non-member	546.2	509.6
Total	$69,228.9	$14,079.2

As of December 31, 2022, advances increased 392% compared with balances at December 31, 2021. It is not uncommon for the Bank to experience variances in the overall advance portfolio driven primarily by changes in member needs. The increase in members’ need for advances is primarily the result of market liquidity, as well as recent Federal Reserve actions to curtail inflation. Member deposit balances, while still elevated, have declined in recent quarters. In addition, member loan balances have continued to increase modestly.

See the Credit and Counterparty Risk -TCE and Collateral discussion in the Risk Management section of this Item 7. Management’s Discussion and Analysis in this Form 10-K for further information on collateral policies and practices and details regarding eligible collateral, including amounts and percentages of eligible collateral securing member advances as of December 31, 2022.

Allowance for Credit Losses (ACL) - Advances. The Bank evaluates its advances for an allowance for credit losses on a collective, or pooled basis unless an individual assessment is deemed necessary because the instruments do not possess similar risk characteristics. The Bank pools advances by member type. Based on the collateral held as security, the Bank's credit extension and collateral policies and repayment history on advances, including that the Bank has not incurred any credit losses since inception, the Bank has not recorded an ACL at December 31, 2022 or December 31, 2021. For additional information on the allowance methodology, see Note 5 - Advances in this Form 10-K.

Mortgage Loans Held for Portfolio, Net. Mortgage loans held for portfolio, net of ACL, was $4.6 billion and $4.7 billion at December 31, 2022 and December 31, 2021, respectively.

The following table provides mortgage loans held for portfolio by redemption term at December 31, 2022 and 2021.

(in millions)	December 31, 2022	December 31, 2021
Redemption Term
Due in 1 year or less	$145.4	$146.8
Due after 1 year through 5 years	618.9	625.0
Due after 5 years through 15 years	1,663.4	1,679.9
Thereafter	2,101.0	2,139.0
Total unpaid principal balance (1)	$4,528.7	$4,590.7
Other adjustments, net (2)	65.4	88.9
Total mortgage loans held for portfolio	$4,594.1	$4,679.6
Allowance for credit losses on mortgage loans	(3.2)	(3.4)
Mortgage loans held for portfolio, net	$4,590.9	$4,676.2
Notes:
(1) Consists of fixed-rate mortgages.
(2) Consists of premiums, discounts, and other adjustments.

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

    Foregone interest represents income the Bank would have recorded if the loan was paying according to its contractual terms. Foregone interest was immaterial for the Bank’s mortgage loans for both 2022 and 2021.

The Bank continues to accrue interest on its government-insured or -guaranteed mortgage loans after becoming 90 days or more delinquent. The amount of mortgage loans 90 days or more delinquent and still accruing interest was $3.1 million at both December 31, 2022 and December 31, 2021.

The performance of the mortgage loans in the Bank’s MPF Program improved compared to December 31, 2021, and the MPF Original portfolio continues to outperform the market based on national delinquency statistics. As of December 31, 2022, the Bank’s seriously delinquent mortgage loans (90 days or more delinquent or in the process of foreclosure) represented 0.3% of the MPF Original portfolio, 1.2% of the MPF Plus portfolio and 0.5% of the MPF 35 portfolio, compared with 0.3%, 1.7%, and 0.7%, respectively, at December 31, 2021. The amount of seriously delinquent loans decreased compared to December 31, 2021, as loans continued to exit forbearance and the related repayment programs provided as a result of COVID-19.

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

The following table presents the balance of the MPF CE structure as of December 31, 2022 and 2021.

	December 31, 2022		December 31, 2021
(in millions)	FLA	Available CE (1)	FLA	Available CE
MPF Original	$8.1	$72.2	$7.3	$105.8
MPF 35	17.7	122.8	16.1	148.2
MPF Plus	14.9	1.6	15.0	2.9
Total	$40.7	$196.6	$38.4	$256.9
Note:
(1) The decline in Available CE was primarily driven by a one-time recalculation of required CE for eligible MPF Original and MPF 35 Master Commitments during December 2022.

The following table presents certain metrics and ratios related to the Bank’s mortgage loans held for portfolio. The ratios in the table below are reported after the application of CE.

(dollars in millions)	December 31, 2022	December 31, 2021
Average mortgage loans outstanding during the period (UPB)	$4,580.8	$4,703.4
Mortgage loans held for portfolio (UPB)	$4,528.7	$4,590.7
Nonaccrual loans (UPB) (1)	$21.3	$30.4
ACL on mortgage loans held for portfolio	$3.2	$3.4
(Charge-offs) Recoveries, net (2)	$0.3	$1.0

Ratio of net charge-offs (recoveries) to average loans outstanding during the period	(0.01)%	(0.02)%
Ratio of ACL to mortgage loans held for portfolio	0.07%	0.07%
Ratio of nonaccrual loans to mortgage loans held for portfolio	0.47%	0.66%
Ratio of ACL to nonaccrual loans	15.24%	11.24%
Notes:
(1) Does not include performing TDRs.
(2) Net charge-offs that the Bank does not expect to recover through CE receivable.

The ACL on mortgage loans decreased $0.2 million during 2022 as the Bank recorded a reversal for credit losses which was partially offset by recoveries.

    Real Estate Owned (REO). When a PFI or servicer forecloses on a delinquent mortgage loan, the Bank reclassifies the carrying value of the loan to other assets as REO at fair value less estimated selling expenses. If the fair value of the REO property is lower than the carrying value of the loan, then the difference to the extent such amount is not expected to be recovered through recapture of performance-based CE fees is recorded as a charge-off to the ACL. The fair value less estimated costs to sell the property becomes the new cost basis for subsequent accounting. If the fair value of the REO property is higher than the carrying value of the loan, then the REO property is recorded at fair value less estimated selling costs. This is rare as the Bank believes this situation would require additional validation of the fair value. The servicer is charged with the responsibility for disposing of real estate on defaulted mortgage loans on behalf of the Bank. Once a property has been sold, the servicer presents a summary of the gain or loss for the individual mortgage loan to the master servicer for reimbursement of any loss. Gains on the sale of REO property are held and offset by future losses in the pool of loans, ahead of any remaining balances in the FLA. Losses are deducted from the FLA, if it has not been fully used. The Bank held $0.3 million and $0.4 million of REO at December 31, 2022 and December 31, 2021, respectively.

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

Cash and Investments. The Bank’s strategy is to maintain its short-term liquidity position in part to be able to meet members’ advance demand and Bank regulatory liquidity requirements. Excess cash is typically invested in overnight investments. The Bank also maintains an investment portfolio to enhance earnings. These investments may be classified as trading, AFS or HTM.

The Bank maintains a liquidity portfolio comprised of cash, interest-bearing deposits, Federal funds sold, securities purchased under agreements to resell, certificates of deposits and U.S. Treasury obligations classified as trading or AFS. The liquidity portfolio totaled $14.0 billion at December 31, 2022 increased by approximately $4.3 billion compared to December 31, 2021. The increase in liquid assets was in response to increased advance activity.

The Bank's investment portfolio, excluding those investments included in the liquidity portfolio, is comprised of trading, AFS and HTM investments. The investments must meet the Bank's risk guidelines and certain other requirements, such as yield. The Bank's investment portfolio totaled $8.1 billion at December 31, 2022 and $8.8 billion at December 31, 2021. Paydowns associated with the Bank's Agency MBS portfolio contributed to this decline. During the majority of 2022, the Bank’s MBS purchases were limited by narrow mortgage spreads. In late 2022, the Bank began to purchase MBS securities as the spreads on MBS widened.

Investment securities, defined as all trading, AFS, and HTM securities, totaled $13.4 billion at December 31, 2022, compared to $13.9 billion at December 31, 2021. Details of the investment securities portfolio follow.

	Carrying Value
	December 31,
(in millions)	2022	2021
Trading securities:
Non-MBS:
Government-sponsored enterprises (GSE)	214.0	243.2
Total trading securities	$214.0	$243.2
AFS securities:
Non-MBS:
U.S. Treasury obligations	$5,232.5	$5,075.2
GSE and Tennessee Valley Authority (TVA) obligations	1,125.7	1,493.7
State or local agency obligations	170.3	207.2
MBS:
U.S. obligations single-family	483.0	398.8
GSE single-family	1,881.0	2,093.1
GSE multifamily	3,155.8	3,004.9
Private label	142.3	194.4
Total AFS securities	$12,190.6	$12,467.3
HTM securities:
MBS:
U.S. obligations single-family	162.4	83.2
GSE single-family	435.1	566.0
GSE multifamily	305.3	494.5
Private label	53.7	70.2
Total HTM securities	$956.5	$1,213.9
Total investment securities	$13,361.1	$13,924.4

The following table presents the composition of investment securities and investments, assuming no principal prepayments, as of December 31, 2022 and December 31, 2021. Contractual maturity of MBS is not a reliable indicator of their expected life because borrowers generally have the right to prepay their obligation at any time.

	December 31, 2022
(dollars in millions)	Due in 1 year or less	Due after 1 year through 5 years	Due after 5 years through 10 years	Due after 10 years	Net Carrying Value
AFS securities:
Non-MBS:
U.S. Treasury obligations	$1,398.1	$2,148.9	$1,685.5	$—	$5,232.5
GSE and TVA obligations	162.0	483.5	462.0	18.2	1,125.7
State or local agency obligations	0.2	—	58.8	111.3	170.3
MBS:
U.S. obligations single-family	—	—	—	483.0	483.0
GSE single-family	0.2	20.6	67.4	1,792.8	1,881.0
GSE multifamily	13.0	375.6	2,758.2	9.0	3,155.8
Private label	—	—	—	142.3	142.3
Total AFS securities	$1,573.5	$3,028.6	$5,031.9	$2,556.6	$12,190.6
Yield on AFS Securities(1)	0.72%	1.59%	3.15%	4.98%	2.83%
HTM securities:
MBS:
U.S. obligations single-family	$—	$—	$—	$162.4	$162.4
GSE single-family	—	5.9	3.7	425.5	435.1
GSE multifamily	58.6	246.7	—	—	305.3
Private label	0.1	—	5.0	48.6	53.7
Total HTM securities	$58.7	$252.6	$8.7	$636.5	$956.5
Yield on HTM securities(1)	2.69%	3.93%	3.87%	3.15%	3.32%
Note:
(1) Yield excludes the impact of derivatives in a hedging relationship.

	December 31, 2021
(dollars in millions)	Due in 1 year or less	Due after 1 year through 5 years	Due after 5 years through 10 years	Due after 10 years	Net Carrying Value
AFS securities:
Non-MBS:
U.S. Treasury obligations	$351.2	$2,833.0	$1,891.0	$—	$5,075.2
GSE and TVA obligations	203.8	456.5	776.0	57.4	1,493.7
State or local agency obligations	0.5	0.2	56.9	149.6	207.2
MBS:
U.S. obligations single-family	—	—	—	398.8	398.8
GSE single-family	—	25.5	80.9	1,986.7	2,093.1
GSE multifamily	165.1	266.9	2,572.9	—	3,004.9
Private label	—	—	—	194.4	194.4
Total AFS securities	$720.6	$3,582.1	$5,377.7	$2,786.9	$12,467.3
Yield on AFS Securities (1)	1.73%	0.91%	1.14%	1.57%	1.20%
HTM securities:
MBS:
U.S. obligations single-family	—	—	—	83.2	83.2
GSE single-family	—	10.1	2.5	553.4	566.0
GSE multifamily	137.0	105.9	251.6	—	494.5
Private label	0.3	—	5.3	64.6	70.2
Total HTM securities	$137.3	$116.0	$259.4	$701.2	$1,213.9
Yield on HTM securities(1)	3.00%	2.55%	3.82%	2.32%	2.74%
Note:
(1) Yield excludes the impact of derivatives in a hedging relationship.

For additional information on the credit risk of the investment portfolio, see the Credit and Counterparty Risk - Investments discussion in the Risk Management section of this Item 7. Management’s Discussion and Analysis in this Form 10-K.

ACL - Investments. The Bank invests in interest-bearing deposits and Federal funds sold which are unsecured investments. The Bank also invests in securities purchased under agreements to resell which are secured investments. At December 31, 2022 and December 31, 2021, these investments were repaid according to the contractual terms. No ACL was recorded for these assets at December 31, 2022.

AFS securities are evaluated quarterly for expected credit losses on an individual security basis. In assessing whether a credit loss exists, the Bank considers whether there would be a shortfall in receiving all cash flows contractually due. The allowance is limited to the amount of the AFS security’s unrealized loss, if any. If the AFS security is in an unrealized gain, the ACL is zero. The ACL on AFS private label MBS was $8.5 million, at December 31, 2022 and $2.4 million at December 31, 2021. The increase in the ACL reflected a higher provision for credit losses, which was driven by a decline in market values, that reflected higher interest rates during 2022.

HTM securities are evaluated quarterly for expected credit losses on a pool basis unless an individual assessment is deemed necessary because the securities do not possess similar risk characteristics. An ACL is recorded with a corresponding adjustment to the provision for credit losses. There was no ACL at December 31, 2022 and December 31, 2021.

For additional information on the allowance methodology, see Note 4 - Investments in this Form 10-K.

Liabilities and Capital

Deposits. The Bank offers demand, overnight and term deposits for members and qualifying nonmembers. Total deposits at December 31, 2022 decreased to $553.3 million from $1,087.5 million at December 31, 2021. Interest-bearing deposits classified as demand and overnight pay interest based on a daily interest rate. The average balances of deposits were $877.2 million, $1,184.6 million, and $974.1 million and the weighted-average interest rates paid were 1.38% , 0.03% and 0.22% during 2022, 2021 and 2020, respectively. Term deposits pay interest based on a fixed rate determined at the issuance of the deposit. The Bank had no term deposits during 2022, 2021 and 2020.

Factors that generally influence deposit levels include turnover in members’ investment securities portfolios, changes in member demand for liquidity driven by member institution deposit growth, the slope of the yield curve and the Bank’s deposit pricing compared to other short-term money market rates. Fluctuations in this source of the Bank’s funding are typically offset by changes in the issuance of consolidated obligation discount notes. The Act requires the Bank to have assets, referred to as deposit reserves, invested in obligations of the United States, deposits in eligible banks or trust companies or loans with a maturity not exceeding five years, totaling at least equal to the current deposit balance. As of December 31, 2022 and 2021, excess deposit reserves were $75.1 billion and $20.1 billion, respectively.

    Consolidated Obligations. Consolidated obligations consist of bonds and discount notes. The Bank's consolidated obligations totaled $90.2 billion at December 31, 2022, an increase of $56.6 billion from December 31, 2021. The overall increase in consolidated obligations outstanding is consistent with the increased advances and total asset balances. At December 31, 2022, the Bank’s bonds outstanding increased to $56.5 billion compared to $23.1 billion at December 31, 2021.
Discount notes outstanding at December 31, 2022 increased to $33.7 billion from $10.5 billion at December 31, 2021.

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

The following table provides information on consolidated obligations by product type and contractual maturity at December 31, 2022 and December 31, 2021.

(in millions)	December 31, 2022	December 31, 2021
Discount Notes
Overnight	$880.0	$413.3
Due after 1 day through 30 days	6,497.8	4,197.6
Due after 30 days through 90 days	21,764.8	3,647.3
Due after 90 days though 1 Year	4,864.5	2,236.7
Total par value	$34,007.1	$10,494.9

Fixed-rate, non-callable
Due in 1 year or less	$11,341.5	$4,898.6
Due after 1 year through 3 years	7,130.1	2,878.3
Due after 3 years through 5 years	999.1	1,303.5
Thereafter	1,412.1	1,446.0
Total par value	$20,882.8	$10,526.4

Fixed-rate, callable
Due in 1 year or less	$4,137.5	$—
Due after 1 year through 3 years	6,552.0	2,506.0
Due after 3 years through 5 years	6,419.0	5,635.0
Thereafter	1,992.0	1,983.0
Total par value	$19,100.5	$10,124.0

Variable- rate, non-callable
Due in 1 year or less	$14,148.0	$825.0
Due after 1 year through 3 years	260.0	100.0
Total par value	$14,408.0	$925.0

Step-up, non-callable
Due in 1 year or less	$90.0	$25.0
Due after 1 year through 3 years	101.0	—
Due after 3 years through 5 years	320.0	—
Thereafter	15.0	—
Total par value	$526.0	$25.0

Step-up, callable
Due in 1 year or less	$1,031.0	$—
Due after 1 year through 3 years	712.0	279.0
Due after 3 years through 5 years	670.0	1,046.0
Thereafter	185.0	210.0
Total par value	$2,598.0	$1,535.0
Total par balance	$91,522.4	$33,630.3
Other Adjustments (1)	$(1,305.5)	$(31.0)
Total consolidated obligations	$90,216.9	$33,599.3
    Notes:
(1)Consists of premiums, discounts, and other adjustments.

For additional information on the Bank’s consolidated obligations, refer to Note 9 to the audited financial statements in Item 8. Financial Statements and Supplementary Data in this Form 10-K.

Commitments and Off-Balance Sheet Items. As of December 31, 2022, the Bank was obligated to fund approximately $0.4 million in additional advances and Banking on Business (BOB) loans, $10.3 million of mortgage loans and to issue $1,095.4 million in consolidated obligations. In addition, the Bank had $22.1 billion in outstanding standby letters of credit as of December 31, 2022. The Bank does not consolidate any off-balance sheet special purpose entities or other off-balance sheet conduits.

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

Capital and Retained Earnings. The Bank’s return on average equity was 6.33% at December 31, 2022 and 3.10% at December 31, 2021. Capital adequacy, including the level of retained earnings, is monitored through the evaluation of market value of equity to par value of capital stock (MV/CS) as well as other risk metrics. Details regarding these metrics are discussed in the Risk Management portion in Item 7. Management’s Discussion and Analysis in this Form 10-K.

The Bank’s capital stock is owned by its members and former members. The concentration of the Bank’s capital stock by institution type is presented below.

(dollars in millions)	December 31, 2022		December 31, 2021
Commercial banks	130	$3,045.3	131	$966.5
Savings institutions	49	172.9	51	107.6
Insurance companies	38	91.8	35	88.7
Credit unions	63	118.0	62	63.8
Community Development Financial Institutions	2	0.4	2	0.5
Total member institutions / total GAAP capital stock	282	$3,428.4	281	$1,227.1
Mandatorily redeemable capital stock		27.8		22.5
Total capital stock		$3,456.2		$1,249.6

    The total number of members as of December 31, 2022 increased by one compared to December 31, 2021. The Bank added six new members and lost five members. Three members merged with other institutions within the Bank's district and two members merged their charters with an entity outside the Bank’s district.

The following tables present member holdings of 10% or more of the Bank’s total capital stock including mandatorily redeemable capital stock outstanding as of December 31, 2022 and December 31, 2021.

(dollars in millions)	December 31, 2022
Member	Capital Stock	% of Total
PNC Bank, N.A., Wilmington, DE(1)	$1,308.0	38.2%
TD Bank, N.A.,Wilmington, DE	$533.1	15.6%

(dollars in millions)	December 31, 2021
Member	Capital Stock	% of Total
Ally Bank, Midvale, UT(2)	$288.8	23.1%
TD Bank, N.A., Wilmington, DE	$159.8	12.8
Note:
(1) For Bank membership purposes, the principal place of business is Pittsburgh, PA.
(2) For Bank Membership purposes, the principal place of business for Ally Bank is Horsham,PA.

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

The Bank developed a framework for evaluating retained earnings adequacy, consistent with regulatory guidance and requirements. Retained earnings are intended to cover unexpected losses and protect members’ par value of capital stock. The framework also assists management in its overall analysis of the level of future dividends. The framework includes four risk elements that comprise the Bank’s total retained earnings target: (1) market risk; (2) credit risk; (3) operational risk; and (4) accounting risk. The retained earnings target generated from this framework is sensitive to changes in the Bank’s risk profile, whether favorable or unfavorable. The framework generated a retained earnings target of $444 million as of December 31, 2022.

In addition to the retained earnings target, the Bank considers the amount of retained earnings needed for compliance with the regulatory minimum capital-to-asset ratio of 4% to determine an overall retained earnings need. The Bank’s overall retained earnings need is $833 million as of December 31, 2022.

The following table presents retained earnings information for the current and prior year.

	December 31, 2022	December 31, 2021
Unrestricted Retained Earnings	$1,037.2	$941.0
Restricted Retained Earnings (RRE)	499.0	457.4
Total Retained Earnings	$1,536.2	$1,398.4

Retained earnings increased $137.8 million compared to December 31, 2021. The increase reflected net income that was partially offset by dividends paid. In accordance with the Joint Capital Enhancement Agreement (JCEA), entered into by the Bank and as result of increased consolidated obligations, an allocation of net income was made to RRE during the second, third, and fourth quarters of 2022. For additional information, see Note 11 - Capital in this Form 10-K.

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

	Year ended December 31,
	2022	2021	2020
Dividends (in millions)	$(89.2)	$(64.4)	$(168.4)
Dividends per share	$4.18	$5.12	$7.14
Dividend payout ratio (1)	39.30%	74.83%	80.00%
Weighted average dividend rate	5.45%	4.70%	6.35%
Average Fed Funds rate	1.68%	0.08%	0.36%
Dividend spread to Fed Funds	3.77%	4.62%	5.99%
Notes:
(1) Represents dividends paid as a percentage of net income for the respective periods presented.

The increase in the weighted average dividend rate is in line with the Bank’s performance and reflective of the higher interest rate environment. Details regarding the Bank’s payment of dividends, including annual yields, for current and prior years are provided in Note 11 - Capital in this Form 10-K.

Capital Resources

The following should be read in conjunction with Note 11 - Capital to the audited financial statements in Item 8. Financial Statements and Supplementary Data in this Form 10-K.

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

	December 31,
(in millions)	2022	2021
Permanent capital:
Capital stock (1)	$3,456.2	$1,249.6
Retained earnings	1,536.2	1,398.4
Total permanent capital	$4,992.4	$2,648.0

RBC requirement:
Credit risk capital	$211.8	$160.4
Market risk capital	127.5	152.5
Operations risk capital	101.8	93.8
Total RBC requirement	$441.1	$406.7
Excess permanent capital over RBC requirement	$4,551.3	$2,241.3
Note:
(1) Capital stock includes mandatorily redeemable capital stock.

    The increase in the total RBC requirement as of December 31, 2022 is mainly related to the increase in advances and associated increase in credit risk capital requirement. Despite the increased requirement, the Bank continues to maintain significant excess permanent capital over the RBC requirement.

On December 15, 2022, the Bank received final notification from the Finance Agency that it was considered “adequately capitalized” for the quarter ended September 30, 2022. As of the date of this filing, the Bank has not received final notice from the Finance Agency regarding its capital classification for the quarter ended December 31, 2022.

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

Market Risk Capital. The Bank’s market risk capital requirement is the market value of the Bank’s portfolio at risk of loss due to adverse movements in interest rates as of the measurement calculation date. The Bank calculates the market value of its portfolio at risk using a market risk model that is subject to annual independent validation.

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

Critical Accounting Estimates

The preparation of financial statements in accordance with GAAP requires management to make a number of judgments, estimates, and assumptions that affect the reported amounts of assets, liabilities, income and expense. To understand the Bank's financial position and results of operations, it is important to understand the Bank's most significant accounting policies and the extent to which management uses judgment, estimates and assumptions in applying those policies. The Bank's critical accounting estimates related to the Bank’s:

•fair value estimates based on pricing models that use discounted cash flows; and
•accounting for derivatives.

Fair Value Estimates Based on Pricing Models that use Discounted Cash Flows. Pricing models that use discounted cash flows incorporate assumptions that may have a significant effect on the reported fair values of assets and liabilities and the income and expense related thereto. These assumptions are highly subjective and are based on the best estimates of management regarding the amount and timing of future cash flows, volatility of interest rates and the selection of discount rates that appropriately reflect market and credit risks. The use of different assumptions, as well as changes in market conditions, could result in materially different net income and retained earnings. Pricing models are based on the best estimates of management with respect to:

•interest rate projections;
•discount rates;
•prepayments;
•market volatility; and
•other factors.

The Bank categorizes financial instruments carried at fair value into a three-level hierarchy. The valuation hierarchy is based upon the observability of inputs to the valuation of an asset or liability as of the measurement date. Observable inputs reflect market data obtained from independent sources, while unobservable inputs reflect the Bank’s own assumptions that it believes market participants would use. With respect to fair values of certain assets and liabilities estimated using a pricing model, the inputs used to determine fair value are either observable (e.g., interest rates and yield curves that are observable at commonly quoted intervals, and implied volatilities) or are derived principally from or corroborated by observable market data by correlation or other means.

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

To estimate the fair value of the derivative, the pricing model utilizes market-observable inputs (inputs that are actively quoted and can be validated to external sources). Inputs are as follows:

•Discount rate assumption. SOFR curve for cleared derivatives and SOFR uncleared derivatives, Overnight Index Swap (OIS) curve for all other uncleared derivatives;
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

During 2023, as a result of the cessation of LIBOR, the Bank’s LIBOR-indexed derivatives will fallback to an alternative rate, which is expected to be SOFR. The Bank expects to continue to apply hedge accounting to those derivatives that are impacted by reference rate reform by adopting optional expedients and exceptions temporarily allowed by GAAP for these circumstances. The Bank will disclose the optional expedients and exceptions when they are applied.

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

Recent Accounting Developments. See Note 2 - Changes in Accounting Principle and Recently Issued Accounting Standards and Interpretations to the audited financial statements in Item 8. Financial Statements and Supplementary Data in this Form 10-K. Note 2 contains information on new accounting pronouncements impacting the 2022 financial statements or that will become effective for the Bank in future periods.

Legislative and Regulatory Developments

Significant regulatory actions and developments for the period covered by this report not previously disclosed are summarized below.

Proposed SEC Rule on Climate-related Disclosures.

On March 21, 2022, the SEC proposed a new rule that would require the Bank to make specific climate-related disclosures in its periodic reports. The proposed rule would require the Bank to account for and disclose certain direct, indirect and third-party greenhouse gas emissions, provide additional disclosures of material impact of climate-change risks on its strategy, business model and outlook, disclose climate-event impacts, discuss board and management governance and oversight of climate-related risks, climate-change risk management framework considering both physical and transitional risks, and plans to reduce such risks, and provide and discuss climate-related financial impact metrics and expenditure metrics. The Bank is unable to predict when a rule will be finalized and the extent to which a final rule will apply or deviate from the proposal. Should the rule become final in its current form, the Bank anticipates a significant increase in its compliance costs given the complexity of these prospective obligations.

Finance Agency’s Review and Analysis of the Federal Home Loan Bank System (FHLBank System).

On July 20, 2022, Finance Agency Director Sandra L. Thompson provided testimony to the U.S. House Committee on Financial Services, indicating that the Finance Agency would conduct a review and analysis of the FHLBank System. As part of its review and analysis, the Finance Agency has held a series of public listening sessions and regional roundtable discussions, and has requested written comments from stakeholders. The review has been examining matters covering such areas as the FHLBanks’ adequate fulfillment of their mission and purpose in a changing marketplace; their organization, operational efficiency and effectiveness; their role in promoting affordable, sustainable, equitable, and resilient housing and community investment; their role in addressing the unique needs of rural and financially vulnerable communities; member products, services, collateral requirements; and membership eligibility and requirements. The Bank anticipates that the Finance Agency’s review and analysis will culminate in a written report. The report may involve recommendations for changes related to a number of areas such as the FHLBanks’ fulfillment of their mission, membership requirements, contributions to affordable housing and support to community investment and may lead to recommendations for statutory revisions, proposals for new or modified regulations, regulatory guidance under existing regulations, and/or other regulatory or supervisory actions consistent with the Finance Agency’s statutory authority.

Amendment to FINRA Rule 4210: Margining of Covered Agency Transactions.

On February 24, 2023, the Financial Industry Regulatory Authority filed a proposed rule change with the SEC, with immediate effect, further extending the implementation date from April 24, 2023 to October 25, 2023 of the margining requirements set by FINRA Rule 4210 dated July 29, 2022, for covered agency transactions. When the margining requirements are effective, the Bank may be required to collateralize transactions that are covered agency transactions, which include to be announced transactions (TBAs). These collateralization requirements could have the effect of reducing the overall profitability of engaging in covered agency transactions, including TBAs. Further, the collateralization requirements could expose the Bank to credit risk from its counterparties for such transactions. The Bank does not expect this rule to have a material effect on its financial condition or results of operations.

Final Rule Implementing the Adjustable Interest Rate (LIBOR) Act.

On December 16, 2022, the Federal Reserve Board of Governors adopted a final rule that implements the Adjustable Interest Rate (LIBOR) Act, enacted in March 2022. The rule, which went into effect on February 27, 2023, establishes benchmark replacement rates based on SOFR (Secured Overnight Financing Rate) for certain contracts, to apply following the first London banking day after June 30, 2023 (the “LIBOR replacement date”). Generally, the rule provides that Federal Reserve-selected benchmark replacements will apply by operation of law to contracts governed by U.S. law which have the following characteristics: (a) contain no fallback provisions; (b) contain fallback provisions but fail to specify either the fallback rate or the party that can determine the fallback rate; or (c) contain a fallback provision that identifies the party that can determine the fallback rate, but the determining party has failed to do so before (i) the LIBOR replacement date or (ii) the latest date to select a benchmark replacement according to the contract terms. For FHLBank advances that have any of the above characteristics, the final rule sets the replacement benchmark rate as the Fallback Rate (SOFR) in the ISDA 2020 IBOR Fallbacks Protocol. For any other FHLBank contract with the above characteristics, references to overnight LIBOR would be replaced with SOFR and one-, three-, six, or 12-month LIBOR will be replaced with 30-day Average SOFR, in each case plus the applicable tenor spread adjustment specified in the Adjustable Interest Rate (LIBOR) Act. The Bank does not expect this rule to have a material effect on its financial condition or results of operations.

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

Committee Title	Major Responsibilities
Audit	•Legal and regulatory compliance •Integrity of internal and external financial reporting •Oversight of the internal and external audit functions
Affordable Housing, Products & Services	•Member credit risk and collateral management •Mortgage Credit (MPF) •AHP
Enterprise Risk Management*	•Focus on the Bank’s comprehensive risk appetite and position •Risk issues that are significant for several committees •Updates on regulatory issues
Finance	•Balance Sheet Management •Oversight of market events and risk activities over interest rate, pricing, liquidity, funding and hedging and counterparty risk
Governance & Public Policy	•Develop and maintain best practices in governing the Bank •Keep abreast of public policy issues impacting Bank’s mission and purpose
Human Resources	•Oversight on strategies and policies around total rewards and culture •Diversity, equity and inclusion strategic actions and related regulatory compliance matters
Diversity, Equity & Inclusion*	•Oversight of diversity, equity and inclusion strategy and performance
Operational Risk	•Oversight of operating risks including compliance, fraud and Bank-wide risk assessment •Oversight of risks related to information technology, continuity, model and cyber risk
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

The following table describes the Management Committees which provide oversight and operational support in managing risks.

Committee Title	Major Responsibilities
Asset/Liability	•Reviews and approves financial management strategies and decisions •Oversight of market events and risk activities over interest rate, pricing, liquidity, funding and hedging risks
Market Risk	•Sub-Committee of Asset/Liability Committee •Oversees and analyzes trends in market risk positions and fair market value pricing
Risk Management	•Bank-wide oversight of the Bank’s primary risks •Approves key overarching risk policies and Bank objectives to manage risk
Operational Risk Management	•Sub-Committee of Risk Management Committee •Oversight of specific technology and operational risks
Executive	•Manages Strategic and reputation risk •Oversight of project, succession and diversity compliance risks
Membership and Credit	•Oversees member credit and collateral risk •Mortgage credit (MPF)

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

The current Board-approved floor for MV/CS is 90.0%. MV/CS is measured against the floor monthly. When MV/CS is below the established floor, excess capital stock repurchases and dividend payouts are restricted. The MV/CS ratio was 137.1% at December 31, 2022 and 221.8% at December 31, 2021. The decrease was primarily due to the increase in capital stock as a result of higher advances.

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

The Bank’s Market Risk Model. Significant resources are devoted to ensuring that the level of market risk in the balance sheet is accurately measured, thus allowing management to monitor the risk against policy and regulatory limits. The Bank uses externally developed models to evaluate its financial position and market risk. One of the most critical market-based models relates to the prepayment of principal on mortgage-related instruments. Management regularly reviews the major assumptions and methodologies used in its models, as well as the performance of the models relative to empirical results, so that appropriate changes to the models can be made. Economic conditions, such as inflationary pressures and rising interest rates, may impact the performance of the Bank’s models used to measure market risk. Management will consider the impact of current economic conditions on key market risk measures and may make changes as deemed appropriate in future periods.

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

The following table presents the Bank's duration of equity exposure at December 31, 2022 and December 31, 2021. Given the increase in interest rates throughout 2022, additional down rate shock scenarios were re-introduced for in the third quarter.

(in years)	Down 200 basis points	Down 100 basis points	Base Case	Up 100 basis points	Up 200 basis points
Actual Duration of Equity:
December 31, 2022	0.7	0.9	1.0	1.1	1.3
December 31, 2021	N/A	N/A	(0.4)	0.5	1.3

    Duration of equity changes in 2022 were mainly the result of interest rate increases and the offsetting impact of funding mix changes and higher equity due to capital stock increases. The Bank continues to monitor the mortgage and related fixed-income markets, including the impact that changes in the market or anticipated modeling changes may have on duration of equity and other market risk measures and may take actions to reduce market risk exposures as needed. Management believes that the Bank's current market risk profile is reasonable given the current market conditions.

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

        The ROE spread volatility presented in the table below reflects spreads relative to the projected Federal funds rate. Management uses both parallel and non-parallel rate scenarios to assess interest rate risk. The steeper and flatter yield curve shift scenarios are represented by appropriate increases and decreases in short-term and long-term interest rates using the three-year point on the yield curve as the pivot point. Given the increase in interest rates throughout 2022, additional down rate shock scenarios were re-introduced in the third quarter.

ROE Spread Volatility Increase/(Decline)
(in basis points)	Down 100 bps Longer Term Rate Shock	Down 100 bps Parallel Shock	100 bps Steeper	100 bps Flatter	Up 200 bps Parallel Shock
December 31, 2022	(1)	1	2	(7)	(24)
December 31, 2021	(49)	N/A	N/A	23	56

    Changes in ROE spread volatility in 2022, primarily reflect the impact of funding mix changes and interest rate increases. For each scenario, the Board's limit on the decline in ROE spread is set at no greater than 100 basis points. The Bank was in compliance with the ROE spread volatility limit across all selected interest rate shock scenarios at December 31, 2022 and December 31, 2021.

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

Derivatives and Hedging Activities. Members may obtain loans through a variety of product types that include features such as variable- and fixed-rate coupons, overnight to 30-year maturities, and bullet or amortizing redemption schedules. The Bank funds loans primarily through the issuance of consolidated obligation bonds and discount notes. The terms and amounts of these consolidated obligations and the timing of their issuance is determined by the Bank and is subject to investor demand as well as FHLBank System debt issuance policies. The intermediation of the timing, structure, and amount of Bank members’ credit needs with the investment requirements of the Bank’s creditors is made possible by the extensive use of interest rate derivatives. The Bank’s general practice is to simultaneously execute interest rate swaps or other derivative transactions when extending term and option-embedded advances and/or issuing liabilities to convert the instruments’ cash flows to a floating-rate that is indexed to OIS or SOFR (LIBOR-indexed derivatives will fallback to an alternative rate, which is expected to be SOFR as a result of the cessation of LIBOR in 2023). By doing so, the Bank strives to reduce its interest rate risk exposure and preserve the value of, and attempts to earn more stable returns on, its members’ capital investment.

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

The Bank uses derivatives as follows: (1) by designating them as either a fair value hedge of an underlying financial instrument or a firm commitment; or (2) in asset/liability management (i.e., an economic hedge). For example, the Bank uses derivatives in its overall interest rate risk management to adjust the interest rate sensitivity of consolidated obligations to approximate more closely the interest rate sensitivity of assets (advances, investment securities, and mortgage loans), and/or to adjust the interest rate sensitivity of advances, investment securities, or mortgage loans to approximate more closely the interest rate sensitivity of liabilities. In addition to using derivatives to hedge mismatches of interest rates between assets and liabilities, the Bank also uses derivatives to hedge: (1) embedded options in assets and liabilities; (2) the market value of existing assets and liabilities and anticipated transactions; or (3) the duration risk of prepayable instruments. See Note 7 - Derivatives and Hedging Activities of the audited financial statements in Item 8. Financial Statements and Supplementary Data in this Form 10-K for additional information regarding the Bank’s derivative and hedging activities.

The following tables summarize the derivative instruments, along with the specific hedge transaction utilized to manage various interest rate and other risks as noted below.

Hedged Item/Hedging Instrument	Hedging Objective	Hedge Accounting Designation (1)	Notional Amount at December 31, 2022 (in billions)	Notional Amount at December 31, 2021 (in billions)
Advances
Pay-fixed, receive floating interest rate swap (without options)	Converts the advance’s fixed rate to a variable rate index.	Fair Value	$9.6	$8.9
		Economic	0.2	0.1
Pay-fixed, receive float interest rate swap (with options)	Converts the advance’s fixed rate to a variable rate index and offsets option risk in the advance.	Fair Value	0.3	—
Subtotal-advances			$10.1	$9.0

Investments
Pay-fixed, receive floating interest-rate swap	Converts the investment’s fixed rate to a variable-rate index.	Fair Value	$6.8	$6.0
		Economic	0.4	0.5
Interest-rate cap or floor	Offsets the interest-rate cap or floor embedded in a variable rate investment.	Economic	1.0	1.0
Subtotal - investments			$8.2	$7.5

Mortgage Loans
Pay-fixed, receive floating interest rate swap	Converts the mortgage loan’s fixed rate to a variable rate index.	Economic	$0.1	$—

Consolidated Obligation Bonds
Receive-fixed, pay floating interest rate swap (without options)	Converts the bond’s fixed rate to a variable rate index.	Fair Value	$12.2	$0.8
		Economic	0.1	0.3
Receive-fixed, pay floating interest rate swap (with options)	Converts the bond’s fixed rate to a variable rate index and offsets option risk in the bond.	Fair Value	22.4	9.9
		Economic	0.3	0.2
Subtotal - consolidated obligation bonds			$35.0	$11.2

Consolidated Obligation Discount Notes
Receive-fixed, pay floating interest rate swap	Converts the discount note’s fixed rate to a variable-rate index.	Fair Value	$17.7	$—
		Economic	1.1	$—
Subtotal - consolidated obligation discount notes			$18.8	$—

Total notional amount			$72.2	$27.7
Note
(1) The Fair Value designation represents hedging strategies for which qualifying hedge accounting is achieved. The Economic designation represents hedging strategies for which qualifying hedge accounting is not achieved.

Credit and Counterparty Risk - Total Credit Exposure (TCE) and Collateral

TCE. The Bank manages the credit risk of each member on the basis of the member’s total credit exposure (TCE) to the Bank, which includes advances and related accrued interest, fees, basis adjustments and estimated prepayment fees; letters of credit; forward-dated advance commitments; and MPF credit enhancement and related obligations. This credit risk is managed by monitoring the financial condition of borrowers and by requiring all borrowers (and, where applicable in connection with member affiliate pledge arrangements approved by the Bank, their affiliates) to pledge sufficient eligible collateral for all borrower obligations to the Bank as the Bank seeks to cover all potential forms of credit-related exposure with sufficient eligible collateral. At December 31, 2022, aggregate TCE was $95.0 billion, comprised of approximately $69.2 billion in advance principal outstanding, $25.3 billion in letters of credit (including forward commitments), $12.0 million in advance commitments and $364.2 million in accrued interest, prepayment fees, MPF credit enhancement obligations and other fees.

The Bank establishes a maximum borrowing capacity (MBC) for each member based on collateral weightings applied to eligible collateral as described in the Bank’s Member Products Policy. Details regarding this policy are available in the Advance Products discussion in Item 1. Business in this Form 10-K. According to the policy, eligible collateral is weighted so that the collateral value is likely to exceed the amount that may be owed to the Bank in the event of a default. The Bank also has the ability to call for additional or substitute collateral while any indebtedness is outstanding to protect the Bank’s secured position. At December 31, 2022 and December 31, 2021, on a borrower-by-borrower basis, the Bank had a perfected security interest in eligible collateral with an estimated collateral value (after collateral weightings) in excess of the book value of all members’ and nonmember housing associates’ obligations to the Bank.

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

As noted above, the Bank monitors member credit quality on a regular basis. Management believes that it has adequate policies and procedures in place to effectively manage credit risk exposure related to member TCE. These credit and collateral policies are intended to balance the Bank’s dual goals of meeting members’ needs as a reliable source of liquidity and limiting credit loss by adjusting the credit and collateral terms in response to deterioration in creditworthiness. The Bank has never experienced a loss on its advance exposure.

The following table presents the Bank’s top five financial entities with respect to their TCE at December 31, 2022.

	December 31, 2022
(dollars in millions)	TCE	% of Total
PNC Bank, National Association, DE(1)	$32,234.0	33.9%
TD Bank, National Association, DE	29,063.5	30.6
Ally Bank, UT (2)	7,187.5	7.6
Santander Bank, National Association, DE(3)	4,027.4	4.2
Fulton Bank, National Association, PA	3,133.9	3.3
	$75,646.3	79.6%
Other financial institutions	19,379.7	20.4
Total TCE outstanding	$95,026.0	100.0%
Notes:
(1) For Bank membership purposes, principal place of business is Pittsburgh, PA.
(2) For Bank membership purposes, principal place of business is Horsham, PA.
(3) For Bank membership purposes, principal place of business is Wilmington, DE, and is a subsidiary of Banco Santander, which is located in Spain.

    Advance Concentration Risk. The following table lists the Bank’s top five borrowers based on advance balances at par as of December 31, 2022.

	December 31, 2022
(dollars in millions)	Advance Balance	% of Total
PNC Bank, National Association, DE(1)	$32,075.0	46.3%
TD Bank, National Association, DE	9,500.0	13.7
Ally Bank(2)	7,175.0	10.4
Santander Bank, National Association, DE(3)	4,000.0	5.8
Fulton Bank, National Association, PA	1,565.0	2.3
	$54,315.0	78.5%
Other borrowers	14,913.9	21.5
Total advances	$69,228.9	100.0%
Notes:
(1)For Bank membership purposes, principal place of business is Pittsburgh, PA.
(2) For Bank membership purposes, principal place of business is Horsham, PA.
(3) For Bank membership purposes, principal place of business is Wilmington, DE, and is a subsidiary of Banco Santander, which is located in Spain.

    The average balances for the five largest borrowers during 2022 totaled $27.8 billion, or 75.5% of total average advances. The advances made by the Bank to each of these borrowers are secured by collateral with an estimated value, after collateral weightings, in excess of the book value of the advances. The Bank has implemented specific credit and collateral review monitoring for these members.

Letters of Credit. The letter of credit product is collateralized under the same policies, procedures and guidelines that apply to advances. Outstanding letters of credit totaled $22.1 billion at December 31, 2022 and $19.4 billion at December 31, 2021, primarily related to public unit deposits. Not included in these totals are additional authorized but unused standby letters of credit of $3.2 billion at December 31, 2022 and $2.3 billion at December 31, 2021. The Bank had a concentration of letters of credit with one member (TD Bank) of $16.8 billion or 76% of the total at December 31, 2022 and $14.7 billion or 76% of the total at December 31, 2021.

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

The Bank may require specific loan level characteristic reporting on nontraditional residential mortgage loans and will generally assign a reduced collateral weighting ranging from 60-80% depending on pledging and delivery status. At December 31, 2022, less than 12% of the Bank’s total pledged collateral was considered to be nontraditional.

The Bank is allowed by regulation to expand eligible collateral for many of its members. Members that qualify as CFIs can pledge expanded collateral which includes small-business, small-farm, small-agribusiness and community development loans as collateral for credit products from the Bank. At December 31, 2022, loans to CFIs secured with both eligible standard and expanded collateral represented approximately $4.2 billion, or 6.1% of total par value of loans outstanding. Eligible expanded collateral represented 6.5% of total eligible collateral for these loans. However, these loans were collateralized by sufficient levels of standard collateral.

During 2022, the Bank communicated several key Collateral Policy clarifications and changes: 1) clarification that U.S. Treasury or agency securities valued below 85 are eligible collateral at the discretion of Credit Risk Management and 2) reductions to collateral weights for 1-4 family first lien residential mortgages, in such QCR filers and members in Full Collateral Delivery (Policy Reasons) will be lowered from 80% to 75% and members in Full Collateral Delivery (Credit Reasons) will be lowered from 70% to 65%.

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

	Blanket Lien(1)(2)		Listing		Delivery(2)
Collateral Type	Range	Average	Range	Average	Range	Average
Single-Family mortgage loans (including FHA/VA loans)(3)	60%-75%	74%	85%	84%	n/a	n/a
Multifamily mortgage Loans	60%-75%	75%	85%	85%	n/a	n/a
Community financial institution (CFI) collateral (e.g., small business, small-farm, small-agribusiness loans)	45%-70%	65%	60%	60%	n/a	n/a
Other real estate related collateral - commercial	55%-70%	70%	80%	77%	60%	60%
Other real estate related collateral - H/E loans and lines of credit	55%-60%	60%	75%-85%	80%	n/a	n/a
U.S. agency MBS/CMOs	n/a	n/a	n/a	n/a	90%-95%	94%
U.S. agency securities (excluding MBS, student loans)	n/a	n/a	n/a	n/a	n/a	n/a
Private-label MBS/CMOs	n/a	n/a	n/a	n/a	70%-85%	81%
State and local government securities	n/a	n/a	n/a	n/a	88%-92%	84%
Cash/U.S. government/US Treasury securities	n/a	n/a	n/a	n/a	90%-100%	99%
Other Real estate related securities collateral -CMBS	n/a	n/a	n/a	n/a	70%-85%	81%
Notes:
(1) Includes QCR filer, full collateral delivery policy reasons and market valuation.
(2) Includes specific pledge loans and specific delivered securities.
(3) Includes nontraditional loans, loans with unknown FICO scores, and low FICO loans with mitigating factors, which all receive a lower collateral weighing.

    For member borrowers, the following tables present information on a combined basis regarding the type of collateral securing their outstanding credit exposure and the collateral status as of December 31, 2022 and December 31, 2021.

	December 31, 2022
(dollars in millions)	Blanket Lien		Listing		Delivery		Total
	Amount	%	Amount	%	Amount	%	Amount	%
One-to-four single-family residential mortgage loans	$109,992.7	46.5%	$111.9	5.0%	$1.2	0.1%	$110,105.8	45.9%
High quality investment securities	6,935.0	2.9	1,651.8	73.3	1,031.2	96.8	9,618.0	4.0
ORERC/ CFI eligible collateral	96,224.4	40.7	407.8	18.1	32.9	3.1	96,665.1	40.3
Multi-family residential mortgage loans	23,189.4	9.9	81.9	3.6	—	—	23,271.3	9.8
Total eligible collateral value	$236,341.5	100.0%	$2,253.4	100.0%	$1,065.3	100.0%	$239,660.2	100.0%
Total TCE	$93,225.6	98.1%	$1,108.8	1.2%	$691.7	0.7%	$95,026.1	100.0%
Number of members	168	85.3%	16	8.1%	13	6.6%	197	100.0%

	December 31, 2021
(dollars in millions)	Blanket Lien		Listing		Delivery		Total
	Amount	%	Amount	%	Amount	%	Amount	%
One-to-four single-family residential mortgage loans	$95,780.3	48.3%	$126.7	8.4%	$8.2	0.7%	$95,915.2	47.8%
High quality investment securities	1,155.1	0.6	1,177.9	78.6	1,056.2	95.9	3,389.2	1.7
ORERC/ CFI eligible collateral	83,792.5	42.3	170.3	11.4	37.4	3.4	84,000.2	41.8
Multi-family residential mortgage loans	17,489.1	8.8	24.0	1.6	—	—	17,513.1	8.7
Total eligible collateral value	$198,217.0	100.0%	$1,498.9	100.0%	$1,101.8	100.0%	$200,817.7	100.0%
Total TCE	$35,003.0	95.7%	$894.0	2.4%	$684.5	1.9%	$36,581.5	100.0%
Number of members	156	85.2%	13	7.1%	14	7.7%	183	100.0%

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

Investment Quality and External Credit Ratings. The following tables present the Bank’s investment carrying values as of December 31, 2022 and December 31, 2021 based on the lowest credit rating from the NRSROs (Moody’s, S&P and Fitch).

	December 31, 2022(1)
	Long-Term Rating
(in millions)	AAA	AA	A	BBB	Below Investment Grade	Unrated	Total
Money market investments:
Interest-bearing deposits	$—	$—	$2,129.8	$336.2	$—	$—	2,466.0
Securities purchased under agreements to resell	3,200.0	—	—	—	—	—	3,200.0
Federal funds sold	—	1,475.0	1,575.0	—	—	—	3,050.0
Total money market investments	3,200.0	1,475.0	3,704.8	336.2	—	—	8,716.0
Investment securities:
U.S. Treasury obligations	—	5,232.5	—	—	—	—	5,232.5
GSE and TVA obligations	—	1,339.8	—	—	—	—	1,339.8
State or local agency obligations	15.6	154.7	—	—	—	—	170.3
Total non-MBS	15.6	6,727.0	—	—	—	—	6,742.6
U.S. obligations single-family MBS	—	645.3	—	—	—	—	645.3
GSE single-family MBS	—	2,316.2	—	—	—	—	2,316.2
GSE multifamily MBS	—	3,461.1	—	—	—	—	3,461.1
Private label MBS	5.8	4.5	12.2	13.4	43.6	116.4	195.9
Total MBS	5.8	6,427.1	12.2	13.4	43.6	116.4	6,618.5
Total investments	$3,221.4	$14,629.1	$3,717.0	$349.6	$43.6	$116.4	$22,077.1

	December 31, 2021 (1)
	Long-Term Rating
(in millions)	AAA	AA	A	BBB	Below Investment Grade	Unrated	Total
Money market investments:
Interest-bearing deposits	$—	$—	$333.0	$190.0	$—	$—	$523.0
Securities purchased under agreements to resell	920.0	—	750.0	—	—	—	1,670.0
Federal funds sold	—	250.0	1,725.0	—	—	—	1,975.0
Total money market investments	920.0	250.0	2,808.0	190.0	—	—	4,168.0
Investment securities:
U.S. Treasury obligations	—	5,075.2	—	—	—	—	5,075.2
GSE and TVA obligations	—	1,736.9	—	—	—	—	1,736.9
State or local agency obligations	20.5	186.7	—	—	—	—	207.2
Total non-MBS	20.5	6,998.8	—	—	—	—	7,019.3
U.S. obligations single-family MBS	—	482.0	—	—	—	—	482.0
GSE single-family MBS	—	2,659.1	—	—	—	—	2,659.1
GSE multifamily MBS	—	3,499.4	—	—	—	—	3,499.4
Private label MBS	—	6.9	24.5	18.1	83.6	131.5	264.6
Total MBS	—	6,647.4	24.5	18.1	83.6	131.5	6,905.1
Total investments	$940.5	$13,896.2	$2,832.5	$208.1	$83.6	$131.5	$18,092.4
Notes:
(1) Balances exclude $5.1 million of interest-bearing deposits with FHLB of Chicago for December 31, 2022 and $5.4 million for December 31, 2021, and total accrued interest of $45.6 million and $27.6 million at December 31, 2022 and December 31, 2021, respectively.

The Bank also manages its investments’ credit risks based on an internal credit rating system. For purposes of determining the internal credit rating, the Bank measures credit exposure through a process which includes internal credit review and various external factors, including NRSRO analysis. The Bank does not rely solely on any NRSRO rating in deriving its final internal credit rating.

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

    As of December 31, 2022, the Bank had unsecured exposure to eleven counterparties totaling $5.5 billion with five counterparties each exceeding 10% of the total exposure. The following table presents the Banks' unsecured credit exposure with non-governmental counterparties by investment type at December 31, 2022 and December 31, 2021. The unsecured investment credit exposure presented may not reflect the average or maximum exposure during the period.

(in millions)
Carrying Value (1) (2)	December 31, 2022	December 31, 2021
Interest-bearing deposits	$2,466.0	$523.0
Federal funds sold	3,050.0	$1,975.0
Total	$5,516.0	$2,498.0
Note:
(1) Excludes unsecured investment credit exposure to U.S. government, U.S. government agencies and instrumentalities, GSEs, and supranational entities.
(2) Excludes $5.1 million of Interest-bearing deposits with FHLB of Chicago for December 31, 2022 and $5.4 million for December 31, 2021. There were no compensating account balances with a counterparty which are non-interest bearing at December 31, 2022 and 333.6 million at December 31, 2021.

    As of December 31, 2022, 51% of the Bank’s unsecured investment credit exposures were to U.S. branches and agency offices of foreign commercial banks. The Bank actively monitors its credit exposures and the credit quality of its counterparties, including an assessment of each counterparty’s financial performance, capital adequacy, sovereign support, and the current market perceptions of the counterparties. General macro-economic, political and market conditions may also be considered when deciding on unsecured exposure. As a result, the Bank may limit or suspend existing counterparties.

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

    Finance Agency regulation also permits the Bank to extend additional unsecured credit for overnight transactions and for sales of Federal funds subject to continuing contracts that renew automatically. For overnight exposures only, the Bank's total unsecured exposure to a counterparty may not exceed twice the applicable regulatory limit, or a total of 2% to 30% of the eligible amount of regulatory capital, based on the counterparty's internal credit rating. As of December 31, 2022, the Bank was in compliance with the regulatory limits established for unsecured credit.

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

(in millions)
December 31, 2022 (1) (2)
	Carrying Value
Domicile of Counterparty	Investment Grade (3) (4)
	AA	A	BBB	Total
Domestic	$250.0	$2,131.0	$335.0	$2,716.0
U.S. branches and agency offices of foreign commercial banks:
Australia	—	675.0	—	675.0
Canada	850.0	—	—	850.0
Finland	375.0	—	—	375.0
France	—	—	—	—
Germany	—	150.0	—	150.0
Netherlands	—	750.0	—	750.0
Total U.S. branches and agency offices of foreign commercial banks	1,225.0	1,575.0	—	2,800.0
Total unsecured investment credit exposure	$1,475.0	$3,706.0	$335.0	$5,516.0

(in millions)
December 31, 2021 (1) (2)
	Carrying Value
Domicile of Counterparty	Investment Grade (3) (4)
	AA	A	BBB	Total
Domestic	$—	$333.0	$190.0	$523.0
U.S. branches and agency offices of foreign commercial banks:
Australia	—	675.0	—	675.0
Canada	—	425.0	—	425.0
Finland	250.0	—	—	250.0
Germany	—	200.0	—	200.0
Netherlands	—	425.0	—	425.0
Total U.S. branches and agency offices of foreign commercial banks	250.0	1,725.0	—	1,975.0
Total unsecured investment credit exposure	$250.0	$2,058.0	$190.0	$2,498.0
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
(4) Represents the NRSRO rating of the counterparty not the country. There were no AAA rated investments at December 31, 2022 or December 31, 2021.

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

(in millions)
December 31, 2022
Carrying Value
Domicile of Counterparty	Overnight	Due 2 days through 30 days	Due 31 days through 90 days	Total
Domestic	$—	$—	$—	$—
U.S. branches and agency offices of foreign commercial banks:
Australia	675.0	—	—	675.0
Canada	850.0	—	—	850.0
Finland	375.0	—	—	375.0
Germany	150.0	—	—	150.0
Netherlands	750.0	—	—	750.0
Total U.S. branches and agency offices of foreign commercial banks	2,800.0	—	—	2,800.0
Total unsecured investment credit exposure	$2,800.0	$—	$—	$2,800.0

(in millions)
December 31, 2021
Carrying Value
Domicile of Counterparty	Overnight	Due 2 days through 30 days	Due 31 days through 90 days	Total
Domestic	$523.0	$—	$—	$523.0
U.S. branches and agency offices of foreign commercial banks:
Australia	675.0	—	—	675.0
Canada	425.0	—	—	425.0
Finland	250.0	—	—	250.0
Germany	200.0	—	—	200.0
Netherlands	425.0	—	—	425.0
Total U.S. branches and agency offices of foreign commercial banks	1,975.0	—	—	1,975.0
Total unsecured investment credit exposure	$2,498.0	$—	$—	$2,498.0

At December 31, 2022 and December 31, 2021, all of the unsecured investments held by the Bank had overnight maturities.

U.S. Treasury Obligations. The Bank invests in U.S. Treasury obligations that are explicitly fully guaranteed by the U.S. government. This portfolio totaled $5.2 billion at December 31, 2022 and $5.1 billion at December 31, 2021.

Agency/GSE Securities and Agency/GSE MBS. The Bank invests in and is subject to credit risk related to securities issued by Federal Agencies or U.S. government corporations. In addition, the Bank invests in MBS issued by these same entities that are directly supported by underlying mortgage loans. Both the securities and MBS are either explicitly or implicitly guaranteed by the U.S. government. These portfolios totaled $7.8 billion at December 31, 2022 and $8.4 billion at December 31, 2021.

State and Local Agency Obligations. The Bank invests in and is subject to credit risk related to a portfolio of state and local agency obligations (i.e., Housing Finance Agency bonds) that are directly or indirectly supported by underlying mortgage loans. These portfolios totaled $170.3 million at December 31, 2022 and $207.2 million at December 31, 2021.

Private Label MBS. The Bank also holds investments in private label MBS, which are supported by underlying mortgage loans. The Bank made investments in private label MBS that were rated AAA at the time of purchase with the exception of one, which was rated AA. However, since the time of purchase, there have been significant ratings downgrades. In 2007, the Bank discontinued the purchase of private label MBS. The carrying value of the Bank’s private label MBS portfolio was $195.9 million at December 31, 2022 and $264.6 million at December 31, 2021.

Credit Losses. The Bank evaluates its private label MBS for expected credit losses quarterly, based on whether there is an expectation of a shortfall in receiving all cash flows contractually due. The Bank expects to receive all cash flows contractually due with respect to its HTM private label MBS and therefore has no ACL related to this portfolio. With respect to its AFS private label MBS, the Bank had an ACL of $8.5 million at December 31, 2022 and $2.4 million at December 31, 2021. For its AFS private label MBS for which the Bank expects a shortfall, an ACL is recorded, limited to the amount of a security's unrealized loss. If the security is in an unrealized gain position, the ACL is zero.

The Bank recorded a provision for credit losses of $6.2 million on its private label MBS in 2022 and an insignificant reversal for credit losses in 2021. Because the Bank does not intend to sell and will not be required to sell its AFS private label MBS with recorded credit losses before anticipated recovery of their amortized cost basis, the Bank did not write down any of its AFS private label MBS securities amortized cost basis for the difference between amortized cost and fair value.

For those AFS private label MBS with a credit loss previously recorded, when the Bank projects an increase in cash flows during its quarterly assessment of expected credit losses, the Bank will first reverse the ACL by recognizing a reversal for credit losses up to the amount of the ACL, if any. If the Bank projects a significant increase in cash flows, the Bank adjusts the accretable yield prospectively. Credit losses recovered through interest income on these securities were $12.1 million, $13.1 million and $15.8 million for 2022, 2021 and 2020, respectively.

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

The Bank had net mortgage loans held for portfolio of $4.6 billion and $4.7 billion at December 31, 2022 and December 31, 2021, respectively, after an allowance for credit losses of $3.2 million and $3.4 million, respectively. The tables and graphs below present additional mortgage loan portfolio statistics including portfolio balances categorized by product. The data in the FICO and LTV ratio range graphs is based on original FICO scores and LTV ratios and unpaid principal balance for the loans remaining in the portfolio at December 31, 2022 and December 31, 2021. The geographic breakdown graphs are also based on the unpaid principal balance at December 31, 2022 and December 31, 2021.

(dollars in millions)	December 31, 2022		December 31, 2021
	Balance	% of Total	Balance	% of Total
Conventional loans:
MPF 35	$2,384.2	52.6%	$2,216.6	48.3%
MPF Original	1,893.2	41.8	2,071.0	45.1
MPF Plus	138.5	3.1	173.1	3.8
Total conventional loans	$4,415.9	97.5%	$4,460.7	97.2%
Government-insured loans:
MPF Government	112.8	2.5	130.0	2.8
Total par value	$4,528.7	100.0%	$4,590.7	100.0%

(dollars in millions)	2022	2021
Mortgage loans interest income	$135.1	$126.4
Average mortgage loans portfolio balance	$4,657.2	$4,798.1
Average yield	2.90%	2.63%
Weighted average coupon (WAC)	3.65%	3.78%
Weighted average estimated life (WAL)	7.9 years	6.1 years

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

Under the MPF Program, the FHLBank of Chicago (in its role as MPF Provider) and the PFI both conduct quality assurance reviews on a sample of the conventional mortgage loans to ensure compliance with MPF Program requirements. The PFI may be required to repurchase at book value the individual loans which fail these reviews. Subsequent to this quality assurance review, any loans which are discovered to breach representations and warranties may be required to be repurchased by the PFI. Additionally, MPF Government residential mortgage loans which are 90 days or more past due are contractually permitted to be repurchased by the PFI. For 2022 and 2021, the Bank repurchased conventional and government mortgage loans of $19.5 million or 3.5% and $11.4 million or 0.9%, respectively, of total funded loans.

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

By credit enhancing each master commitment, the PFI maintains an interest in the performance of the mortgage loans it sells to the Bank and may service for the Bank. For managing this risk, the PFI is paid a monthly CE fee by the Bank. CE fees are recorded as an offset to mortgage loan net interest income in the Statement of Income. For 2022 and 2021, CE fees were $5.4 million and $5.5 million, respectively. Performance-based CE fees paid are reduced by losses absorbed through the FLA, where applicable.

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

The following table presents the outstanding balances in the FLAs for the MPF Original, MPF Plus, and MPF 35 products.

(in millions)	MPF 35	MPF Original	MPF Plus	Total
December 31, 2022	$17.7	$8.1	$14.9	$40.7
December 31, 2021	16.1	7.3	15.0	38.4

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

When a conventional mortgage loan requires PMI, the MPF Program modeling applied to the Bank’s acquisitions requires additional CE from the PFI to compensate for the mortgage insurer rating when it is below BBB+. The unpaid principal balance and maximum coverage outstanding for seriously delinquent loans with PMI as of December 31, 2022 was $8.4 million and $2.5 million, respectively. The corresponding amounts at December 31, 2021 were $10.3 million and $3.2 million.

The MPF Plus product required SMI under the MPF Program when each pool was established. At December 31, 2022, five of the 14 MPF Plus pools still have SMI policies in place. The Bank does not currently offer the MPF Plus product and has not purchased loans under MPF Plus Commitments since July 2006. Per MPF Program guidelines, the existing MPF Plus product exposure is required to be secured by the PFI once the SMI company is rated below AA-. As of December 31, 2022, all of the SMI exposure is fully collateralized.

BOB Loans. See Note 1 - Summary of Significant Accounting Policies in Item 8. in this Form 10-K for a description of the BOB program. The allowance for credit losses on BOB loans was $3.3 million at December 31, 2022 and $3.2 million at December 31, 2021.

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

    The Bank uses either CME Clearing or LCH Ltd as the Clearing House for all its cleared derivative transactions. Variation margin payments are characterized as daily settlement payments, rather than collateral. Initial margin is considered cash collateral. The Bank is subject to credit risk due to the risk of non-performance by counterparties to its derivative transactions. The amount of credit risk on derivatives depends on the extent to which netting procedures, collateral requirements, daily settlement and other credit enhancements are used and are effective in mitigating the risk. The Bank manages credit risk through credit analysis, collateral management, and other credit enhancements.

Uncleared Derivatives. The Bank is subject to non-performance by counterparties to its uncleared derivative transactions. The Bank requires collateral on uncleared derivative transactions. Generally, the Bank's ISDA agreements for uncleared derivatives have collateral delivery thresholds set to zero (subject to minimum transfer amounts). The Bank has a small number of legacy trades that require collateral amounts from its counterparties based on credit rating. As a result of these risk mitigation initiatives, the Bank does not anticipate any credit losses on its uncleared derivative transactions with counterparties as of December 31, 2022. The Bank’s total net credit exposure to uncleared derivative counterparties is immaterial.

Cleared Derivatives. The Bank is subject to credit risk exposure to the Clearing Houses and clearing agent. The requirement that the Bank post initial margin and exchange variation margin settlement payments, through the clearing agent, to the Clearing Houses, exposes the Bank to institutional credit risk in the event that the clearing agent or the Clearing Houses fail to meet their obligations. Initial margin is the amount calculated based on anticipated exposure to future changes in the value of a swap and protects the Clearing Houses from market risk in the event of default by one of its clearing agents. Variation margin is the amount accumulated through daily settlement of the current exposure arising from changes in the market value of the position since the trade was executed. The Bank's use of cleared derivatives is intended to mitigate credit risk exposure because a central counterparty is substituted for individual counterparties and collateral postings and variation margin settlement payments are made daily for changes in the value of cleared derivatives through a clearing agent. The Bank does not anticipate any credit losses on its cleared derivatives as of December 31, 2022.

The contractual or notional amount of derivative transactions reflects the involvement of the Bank in the various classes of financial instruments. The maximum credit risk of the Bank with respect to derivative transactions is the estimated cost of replacing the derivative transactions if there is a default, minus the value of any related collateral, including initial margin and variation margin settlements on cleared derivatives. In determining maximum credit risk, the Bank considers accrued interest receivables and payables as well as the netting requirements to net assets and liabilities. The following table presents the derivative positions with non-member counterparties and member institutions to which the Bank has credit exposure at December 31, 2022 and December 31, 2021.

(in millions)	December 31, 2022
Credit Rating (1)	Notional Amount	Fair Value Before Collateral	Cash Collateral Pledged To (From) Counterparties	Net Credit Exposure to Counterparties
Non-member counterparties
Asset positions with credit exposure:
Uncleared derivatives
A	$250.0	$0.9	$(0.6)	$0.3
Cleared derivatives	$12,157.3	$12.7	$170.4	$183.1
Liability positions with credit exposure:
Uncleared derivatives
AA	$50.0	$(0.4)	$0.6	$0.2
A	3,409.3	(129.5)	131.3	1.8
Cleared derivatives (2)	$35,358.3	$—	$43.7	$43.7
Total derivative positions with credit exposure to non-member counterparties	$51,224.9	$(116.3)	$345.4	$229.1
Member institutions (2)	10.3	—	—	—
Total	$51,235.2	$(116.3)	$345.4	$229.1
Derivative positions without credit exposure	20,966.6
Total notional	$72,201.8

(in millions)	December 31, 2021
Credit Rating (1)	Notional Amount	Fair Value Before Collateral	Cash Collateral Pledged To (From) Counterparties	Net Credit Exposure to Counterparties
Non-member counterparties
Asset positions with credit exposure:
Cleared derivatives	$16,504.7	$—	$182.5	$182.5
Liability positions with credit exposure:
Uncleared derivatives
A	$1,435.0	$(6.7)	$6.9	$0.2
BBB	1,241.9	(5.8)	5.9	0.1
Total derivative positions with credit exposure to non-member counterparties	$19,181.6	$(12.5)	$195.3	$182.8
Member institutions (2)	24.8	—	—	—
Total	$19,206.4	$(12.5)	$195.3	$182.8
Derivative positions without credit exposure	8,505.6
Total notional	$27,712.0
Notes:
(1) This table does not reflect any changes in rating, outlook or watch status occurring after December 31, 2022. The ratings presented in this table represent the lowest long-term counterparty credit rating available for each counterparty based on the NRSROs used by the Bank.
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

Consolidated Obligations. The Bank’s ability to operate its business, meet its obligations and generate net interest income depends primarily on the ability to issue large amounts of various debt structures at attractive rates. Consolidated obligation bonds and discount notes, along with member deposits and capital, represent the primary funding sources used by the Bank to support its asset base. Consolidated obligations benefit from the Bank’s GSE status; however, they are not obligations of the U.S., and the U.S. government does not guarantee them. Consolidated obligation bonds and discount notes are rated Aaa with stable outlook/P-1 by Moody’s and AA+ with stable outlook/A-1+ by S&P as of December 31, 2022. These ratings measure the likelihood of timely payment of principal and interest. See Note 9 - Consolidated Obligations of the audited financial statements in Item 8. Financial Statements and Supplementary Data in this Form 10-K for additional information regarding the Bank’s consolidated obligations.

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

The Bank’s access to the capital markets has never been interrupted to the extent the Bank’s ability to meet its membership needs and obligations was compromised, and the Bank currently has no reason to believe that its ability to issue consolidated obligations will be impeded to that extent. Specifically, the Bank’s sources of contingency liquidity include maturing overnight and short-term investments, maturing advances, unencumbered repurchase-eligible assets, trading securities, AFS securities, certificates of deposits and MBS repayments. Uses of contingency liquidity include net settlements of consolidated obligations, member loan commitments, mortgage loan purchase commitments, deposit outflows and maturing other borrowed funds. Excess contingency liquidity is calculated as the difference between sources and uses of contingency liquidity. Excess contingency liquidity as of December 31, 2022 and December 31, 2021 was approximately $29.3 billion and $15.7 billion, respectively.

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

    Funding and Debt Issuance. Changes or disruptions in the capital markets could limit the Bank’s ability to issue consolidated obligations, which could impact the Bank's liquidity and cost of funds. During 2022, the Bank maintained continual access to funding. Access to short-term debt markets has been reliable because investors, driven by increased liquidity preferences and risk aversion have sought the FHLBank’s short-term debt as an asset of choice, including funding indexed to Secured Overnight Financing Rate (SOFR). This has led to advantageous funding opportunities and increased utilization of debt maturing in one year or less. The FHLBanks have maintained comparatively stable access to funding through a diverse investor base at relatively favorable spreads to U.S. Treasury rates.

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

    Regulatory Liquidity Requirements. The Bank is required to maintain a level of liquidity in accordance with certain Finance Agency guidance. Under these policies and guidelines, the Bank is required to maintain contingency liquidity to meet liquidity needs in an amount at least equal to its anticipated net cash outflows under certain scenarios. One scenario assumes that the Bank cannot access the capital markets for a period of 20 days and during that time members would renew any maturing, prepaid or called advances. In addition, the Bank is required to perform and report to the Finance Agency the results of an annual liquidity stress test. During 2022, the Bank was in compliance with the liquidity requirements except for one day, which non-compliance was a result of significant advance demand.

Negative Pledge Requirement. Finance Agency regulations require the Bank to maintain qualifying assets free from any lien or pledge in an amount at least equal to its portion of the total consolidated obligations outstanding issued on its behalf. Qualifying assets meeting the negative pledge requirement are defined as: (1) cash; (2) obligations of, or fully guaranteed by, the United States; (3) secured advances; (4) mortgages which have any guaranty, insurance or commitment from the United States or a Federal agency; and (5) investments described in Section 16(a) of the Act, which includes securities that a fiduciary or trust fund may purchase under the laws of any of the three states in which the Bank operates. The Bank held total negative pledge qualifying assets in excess of total consolidated obligations of $5.6 billion at December 31, 2022 and $3.8 billion at December 31, 2021. The FHLBanks will continue to be required to operate individually and collectively to ensure that consolidated obligations maintain a high level of acceptance and are perceived by investors as presenting a low level of credit risk.

Joint and Several Liability. Although the Bank is primarily liable for its portion of consolidated obligations, (i.e., those issued on its behalf), the Bank is also jointly and severally liable with the other 10 FHLBanks for the payment of principal and interest on consolidated obligations of all the FHLBanks. The Finance Agency, in its discretion and notwithstanding any other provisions, may at any time order any FHLBank to make principal or interest payments due on any consolidated obligation, even in the absence of default by the primary obligor. To the extent that an FHLBank makes any payment on a consolidated obligation on behalf of another FHLBank, the paying FHLBank shall be entitled to reimbursement from the non-paying FHLBank, which has a corresponding obligation to reimburse the FHLBank to the extent of such assistance and other associated costs. However, if the Finance Agency determines that the non-paying FHLBank is unable to satisfy its obligations, then the Finance Agency may allocate the outstanding liability among the remaining FHLBanks on a pro rata basis in proportion to each FHLBank’s participation in all consolidated obligations outstanding, or on any other basis the Finance Agency may determine. Finance Agency regulations govern the issuance of debt on behalf of the FHLBanks and authorize the FHLBanks to issue consolidated obligations, through the OF as its agent. The Bank is not permitted to issue individual debt without Finance Agency approval. See Note 9 - Consolidated Obligations of the audited financial statements in Item 8. Financial Statements and Supplementary Data in this Form 10-K for additional information.

Consolidated obligation bonds and discount notes outstanding for each of the FHLBanks acting as primary obligor are presented in the following table, exclusive of combining adjustments. The Bank’s total consolidated obligation bonds and discount notes represented 7.8% at December 31, 2022 and 5.2% at December 31, 2021 of the total FHLBank System consolidated obligations.

	December 31, 2022			December 31, 2021
		Discount			Discount
(in millions - par value)	Bonds	Notes	Total	Bonds	Notes	Total
Atlanta	$104,200.6	$40,005.3	$144,205.9	$46,445.6	$25,507.0	$71,952.6
Boston	32,898.9	27,109.2	60,008.1	26,725.2	2,275.5	29,000.7
Chicago	61,273.8	59,814.2	121,088.0	63,602.8	24,564.6	88,167.4
Cincinnati	59,743.2	41,007.5	100,750.7	24,589.4	29,844.0	54,433.4
Dallas	62,442.0	46,634.9	109,076.9	44,773.4	11,004.4	55,777.8
Des Moines	84,572.4	70,002.2	154,574.6	55,078.5	22,355.0	77,433.5
Indianapolis	42,002.1	27,533.7	69,535.8	42,550.3	12,117.8	54,668.1
New York	87,515.4	62,295.7	149,811.1	54,514.7	42,204.4	96,719.1
Pittsburgh	57,515.3	34,007.1	91,522.4	23,135.4	10,494.9	33,630.3
San Francisco	76,907.0	36,158.5	113,065.5	22,862.2	23,988.7	46,850.9
Topeka	43,106.5	24,997.0	68,103.5	37,658.3	6,569.6	44,227.9
Total FHLBank System	$712,177.2	$469,565.3	$1,181,742.5	$441,935.8	$210,925.9	$652,861.7

Operational and Business Risks

Operational Risk. Operational Risk is defined as the potential for loss resulting from inadequate or failed internal processes, people, and systems, or from external events and encompasses risks related to housing mission-related activities, including the Bank’s member products and services activities and those associated with affordable housing programs or goals and other Bank business activities. The Bank considers various sources of risk of unexpected loss, including human error, fraud, unenforceability of legal contracts, deficiencies in internal controls and/or information systems, and the impact of cyber-security attacks, vendor breakdown, or damage from fire, theft, natural disaster or acts of terrorism. Generally, the category of operational risk includes loss exposures of a physical or procedural nature. Specifically, operational risk includes compliance, fraud, information/transaction, legal, cyber, vendor, people, succession and model risk. The Bank has established policies and procedures to manage each of the specific operational risks.

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

The Bank also experiences ongoing operational risks that are similar to those of other large financial institutions. The Bank relies on third-party vendors and other service providers for ongoing support of business activities. Disruption or failure of service or breach of security at one of these vendors or other service providers could impact the Bank’s ability to conduct business or expose the Bank to fraud, financial loss loss of intellectual property or confidential information. The Bank has processes in place to manage vendor and third-party risks. The Bank is also exposed to the risk that a catastrophic event could result in significant business disruption and an inability to process transactions through normal business processes. To mitigate this risk, the Bank maintains and tests business continuity plans and has established backup facilities for critical business processes and systems away from its headquarters. The Bank also has a reciprocal backup agreement in place with another FHLBank to provide its members short-term loans and debt servicing in the event that Pittsburgh facilities are inoperable. The results of the Bank’s periodic business continuity tests are presented annually to the Board. Management can make no assurances that these measures will be sufficient to respond to the full range of catastrophic events that might occur.

    The Bank's business is dependent upon its ability to effectively exchange and process information using its computer information systems. The Bank's products and services require a complex and sophisticated computing environment, which includes licensed or purchased, custom-developed software, IaaS and SaaS. The effectiveness and efficiency of the Bank's operations is dependent upon the continued functionality of technology solutions and systems, which may require ongoing expenditures, as well as the ability to sustain ongoing operations during technology implementations, upgrades or patches. If the Bank were unable to sustain its technological capabilities, it may not be able to remain competitive, and its business, financial condition and profitability may be significantly compromised. To advance its disaster recovery and continuous operations, the Bank continues to take steps to review and improve its recovery facilities and processes through its business continuity plan. Nonetheless, the Bank cannot guarantee the effectiveness of its business continuity plan or other related policies, procedures and systems to protect the Bank in any particular future situation.

The Bank maintains insurance, including director and officer liability protection and coverage for cyber-related incidents, as well as other insurance protection, as deemed appropriate. The Bank regularly reviews its insurance coverage for adequacy as well as the financial claims-paying ability of its insurance carriers.

While the Bank’s business operations have not been significantly disrupted to date, they may be disrupted if significant portions of the Bank’s workforce are unable to work effectively due to illness, or other restrictions in connection with the COVID-19 or other pandemic. The Bank is reliant on third-party vendors who may also be impacted by a pandemic, including by stress on supply chains. Vendor personnel may be working remotely and/or the vendors could have a shortage of personnel. The Bank has not experienced material vendor issues related to the pandemic and continues to monitor vendors for factors such as disruption or delays which could impact the Bank’s operating results or the Bank’s ability to provide services to members.

Business Risk. Business risk is the possibility of an adverse impact on the Bank’s profitability or financial or business strategies resulting from external factors that may occur in the short-term and/or long-term. This risk includes the potential for strategic business constraints to be imposed through regulatory, legislative or political changes. Examples of external factors may include, but are not limited to: financial services industry consolidation, a declining membership base, concentration of borrowing among members, the introduction of new competing products and services, increased non-Bank competition, quantitative easing, weakening of the FHLBank System’s GSE status, changes in the deposit and mortgage markets for the Bank’s members, changes that could occur as a result of new legislation, geopolitical instability, climate change and other factors that may have a significant direct or indirect impact on the ability of the Bank to achieve its mission and strategic objectives. The Bank’s various Risk Management Committees monitor economic indicators and the external environment in which the Bank operates for alignment with the Bank's risk appetite. A discussion of various Bank risks is also included in Item 1A. Risk Factors in this Form 10-K.

    The Bank continues to evaluate its risks and monitor the changes in the market as it relates to the cessation of LIBOR and the transition to an alternative rate (e.g., SOFR). Key LIBOR settings will cease as of June 30, 2023. The Bank has a LIBOR transition plan which addresses considerations such as: exposure, fallback language, systems preparation, and balance sheet management.

    The Bank has assessed its exposure to LIBOR by developing an inventory of impacted financial instruments. The Bank manages interest rate risk between its assets and liabilities by entering into derivatives to preserve the value of and earn stable returns on its assets. These instruments may have different fallback features when LIBOR ceases. The following table presents the Bank’s LIBOR-indexed financial instruments, excluding interest rate caps, by contractual maturity as of December 31, 2022.

(in millions)	Prior to June 30, 2023	Thereafter	Total
Assets Indexed to LIBOR
Principal Amount:
Advances	$—	$93.1	$93.1
Investments:
MBS	2.0	3,814.0	3,816.0
Derivatives Hedging Assets (Receive Leg LIBOR)
Notional Amount:
Cleared	313.6	1,972.0	2,285.6
Uncleared	5.8	11.5	17.3
Total Principal/Notional Amounts	$321.4	$5,890.6	$6,212.0

Liabilities Indexed to LIBOR
Derivatives Hedging Liabilities (Pay Leg LIBOR)
Notional Amount:
Cleared	$85.0	$60.0	$145.0
Total Principal/Notional Amounts	$85.0	$60.0	$145.0

    To assess trigger events requiring potential fallback language, the Bank has evaluated its contracts. The Bank has also added or adjusted fallback language in advance contracts with its members. Similarly, fallback language has been added to consolidated obligation agreements. With respect to investments, the Bank believes that the LIBOR Act, which was signed into law in March 2022, will facilitate the transition of its LIBOR-based investments that lack adequate language/provisions to address LIBOR’s permanent cessation. With respect to derivatives, the Bank’s transition to an alternative rate will be facilitated by the ISDA fallback protocols, which includes CME’s conversion plan based on those protocols. The operational impact of adjusting terms and conditions to reflect the fallback language may be impacted by the number of financial instruments and counterparties.

The Bank continues to enhance its operational and modeling capabilities for alternative reference rates such SOFR by testing and installing vendor releases. From a balance sheet management perspective, the Bank has issued SOFR-indexed debt and SOFR-indexed advance products. Additionally, the Bank has been executing Overnight Index Swap (OIS) and SOFR indexed derivatives as alternative interest rate hedging strategies. The Bank is no longer issuing new financial instruments indexed to LIBOR. The following table presents the Bank’s variable rate financial instruments, excluding interest rate caps, by index as of December 31, 2022.

(in millions)	LIBOR	SOFR	OIS	Other	Total
Assets Indexed to a Variable Rate
Principal Amount:
Advances	$93.1	$34,535.8	$—	$3,830.2	$38,459.1
Investments:
MBS	3,816.0	936.8	62.5	—	4,815.3
Derivatives Hedging Assets (Receive Leg Variable Rate)
Notional Amount	2,302.9	14,950.4	108.9	—	17,362.2
Total Principal/Notional Amounts	$6,212.0	$50,423.0	$171.4	$3,830.2	$60,636.6

Liabilities Indexed to a Variable Rate
Principal Amount:
Consolidated Obligations	$—	$15,238.0	$—	$—	$15,238.0
Derivatives Hedging Liabilities (Pay Leg Variable Rate)
Notional Amount	145.0	52,661.3	1,048.0	—	53,854.3
Total Principal/Notional Amounts	$145.0	$67,899.3	$1,048.0	$—	$69,092.3

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

Item 8:  Financial Statements and Supplementary Data

Management’s Report on Internal Control over Financial Reporting

The management of the Bank is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). The Bank’s internal control over financial reporting is designed by and under the supervision of the Bank’s management, including the Chief Executive Officer, Chief Operating Officer, and the Chief Financial Officer. The Bank’s internal controls over financial reporting are to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external reporting purposes in accordance with GAAP in the United States of America.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. The Bank’s management assessed the effectiveness of the Bank’s internal control over financial reporting as of December 31, 2022. In making this assessment, it used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in the Internal Control-Integrated Framework (2013). Based on its assessment, management of the Bank determined that as of December 31, 2022, the Bank’s internal control over financial reporting was effective based on those criteria.

The effectiveness of the Bank’s internal control over financial reporting as of December 31, 2022 has been audited by PricewaterhouseCoopers LLP, the Bank’s independent registered public accounting firm, as stated in their report that follows.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of the Federal Home Loan Bank of Pittsburgh

Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying statements of condition of the Federal Home Loan Bank of Pittsburgh (the “FHLBank”) as of December 31, 2022 and 2021 and the related statements of income, comprehensive income, changes in capital and cash flows for each of the three years in the period ended December 31, 2022, including the related notes (collectively referred to as the “financial statements”). We also have audited the FHLBank's internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the FHLBank as of December 31, 2022 and 2021, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2022 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the FHLBank maintained, in all material respects, effective internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO.

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

Valuation of Interest-Rate Related Derivatives and Hedged Items

As described in Notes 7 and 14 to the financial statements, the FHLBank uses derivatives to manage its exposure to interest-rate risks and reduce funding costs, among other objectives. The total notional amount of derivatives as of December 31, 2022 was $72.2 billion, of which 96% were designated as hedging instruments, and the fair value of derivative assets and liabilities as of December 31, 2022 was $229.0 million and $13.4 million, respectively. The fair values of interest-rate related derivatives and hedged items are estimated using standard valuation techniques such as discounted cash flow analysis and comparisons to similar instruments. The discounted cash flow analysis uses market-observable inputs, such as discount rate, forward interest rate, and volatility assumptions.

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

Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the financial statements. These procedures included testing the effectiveness of controls relating to the valuation of interest-rate related derivatives and hedged items, including controls over the method, data and assumptions. These procedures also included, among others, the involvement of professionals with specialized skill and knowledge to assist in developing an independent range of fair values for a sample of interest-rate derivatives and hedged items and comparison of management’s estimate to the independently developed ranges. Developing the independent range of fair values involved testing the completeness and accuracy of data provided by management and independently developing the discount rate, forward interest rate, and volatility assumptions.

/s/ PricewaterhouseCoopers LLP
Pittsburgh, Pennsylvania
March 8, 2023

We have served as the FHLBank’s auditor since 1990.

Federal Home Loan Bank of Pittsburgh
Statements of Income

	Year Ended December 31,
(in thousands)	2022	2021	2020
Interest income:
Advances	$992,336	$139,905	$625,473
Interest-bearing deposits	47,166	1,038	6,474
Securities purchased under agreements to resell	53,294	587	8,220
Federal funds sold	81,947	2,706	28,331
Trading securities	7,426	14,182	48,208
Available-for-sale (AFS) securities	264,785	96,438	166,842
Held-to-maturity (HTM) securities	27,965	32,967	54,976
Mortgage loans held for portfolio	135,086	126,360	155,271
Total interest income	1,610,005	414,183	1,093,795
Interest expense:
Consolidated obligations - discount notes	464,352	6,701	179,597
Consolidated obligations - bonds	775,104	222,781	530,962
Deposits	11,000	311	1,851
Mandatorily redeemable capital stock and other borrowings	2,056	3,732	16,602
Total interest expense	1,252,512	233,525	729,012
Net interest income	357,493	180,658	364,783
Provision (reversal) for credit losses	5,796	(2,146)	4,383
Net interest income after provision (reversal) for credit losses	351,697	182,804	360,400
Noninterest income (loss):
Net gains (losses) on investment securities (Note 4)	(28,993)	(21,440)	47,327
Net gains (losses) on derivatives (Note 7)	14,244	5,893	(90,910)
Standby letters of credit fees	24,722	23,632	22,077
Other, net	1,322	4,280	2,300
Total noninterest income (loss)	11,295	12,365	(19,206)
Other expense:
Compensation and benefits	51,569	48,787	52,252
Other operating	47,947	39,528	40,814
Finance Agency	5,218	6,124	7,304
Office of Finance	5,780	4,715	5,149
Total other expense	110,514	99,154	105,519
Income before assessments	252,478	96,015	235,675
Affordable Housing Program (AHP) assessment (Note 10)	25,410	9,974	25,227
Net income	$227,068	$86,041	$210,448

The accompanying notes are an integral part of these financial statements.

Federal Home Loan Bank of Pittsburgh
Statements of Comprehensive Income

	Year ended December 31,
(in thousands)	2022	2021	2020
Net income	$227,068	$86,041	$210,448
Other comprehensive income (loss):
Net unrealized gains (losses) on AFS securities	(180,423)	(28,577)	46,733
Reclassification of net (gains) included in net income relating to hedging activities	—	—	(149)
Realized (gains) losses on AFS securities included in net income	(509)	—	—
Pension and post-retirement benefits	4,214	1,442	(1,084)
Total other comprehensive income (loss)	(176,718)	(27,135)	45,500
Comprehensive income	$50,350	$58,906	$255,948

The accompanying notes are an integral part of these financial statements.

Federal Home Loan Bank of Pittsburgh
Statements of Condition

	December 31,
(in thousands)	2022	2021
ASSETS
Cash and due from banks (Note 3)	$13,242	$428,190
Interest-bearing deposits (Note 4)	2,471,135	528,476
Securities purchased under agreements to resell (Note 4)	3,200,000	1,670,000
Federal funds sold (Note 4)	3,050,000	1,975,000
Investment securities: (Note 4)
Trading securities	214,008	243,262
AFS securities, net; amortized cost of $12,265,009 and $12,354,656	12,190,560	12,467,293
HTM securities; fair value of $874,282 and $1,248,363	956,471	1,213,872
Total investment securities	13,361,039	13,924,427
Advances (Note 5)	68,856,236	14,124,375
Mortgage loans held for portfolio, net (Note 6)	4,590,888	4,676,183
Banking on Business (BOB) loans, net	22,998	22,501
Accrued interest receivable	310,081	74,660
Derivative assets (Note 7)	228,996	182,853
Other assets	36,552	44,609
Total assets	$96,141,167	$37,651,274

LIABILITIES AND CAPITAL
Liabilities
Deposits (Note 8)	$553,279	$1,087,507
Consolidated obligations (Note 9)
Discount notes	33,745,478	10,493,617
Bonds	56,471,455	23,105,738
Total consolidated obligations	90,216,933	33,599,355
Mandatorily redeemable capital stock (Note 11)	27,763	22,457
Accrued interest payable	287,539	59,123
AHP payable (Note 10)	75,828	81,152
Derivative liabilities (Note 7)	13,438	5,845
Other liabilities	68,272	60,183
Total liabilities	91,243,052	34,915,622
Commitments and contingencies (Note 15)
Capital (Note 11)
Capital stock - putable ($100 par value) issued and outstanding shares 34,284 and 12,270	3,428,405	1,227,050
Retained earnings:
Unrestricted	1,037,182	941,033
Restricted	499,055	457,378
Total retained earnings	1,536,237	1,398,411
Accumulated Other Comprehensive Income (Loss) (AOCI)	(66,527)	110,191
Total capital	4,898,115	2,735,652
Total liabilities and capital	$96,141,167	$37,651,274

The accompanying notes are an integral part of these financial statements.

Federal Home Loan Bank of Pittsburgh
Statements of Cash Flows

	Year Ended December 31,
(in thousands)	2022	2021	2020
OPERATING ACTIVITIES
Net income	$227,068	$86,041	$210,448
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization (accretion)	152,040	10,329	(35,881)
Net change in derivative and hedging activities	825,987	288,817	(159,506)
Net realized (gains) from sales of AFS securities	(509)	—	—
Net change in fair value adjustments on trading securities	29,502	21,440	—
Other adjustments, net	7,548	(237)	6,399
Net change in:
Trading securities	—	—	2,475,647
Accrued interest receivable	(239,133)	16,033	102,814
Other assets	1,855	(677)	(2,178)
Accrued interest payable	228,423	(5,827)	(140,178)
Other liabilities	3,309	(29,237)	(9,035)
Net cash provided by (used in) operating activities	$1,236,090	$386,682	$2,448,530
INVESTING ACTIVITIES
Net change in:
Interest-bearing deposits (including $290, $447 and $(683) (to)/from other FHLBanks)	$(2,856,713)	$317,376	$520,307
Securities purchased under agreements to resell	(1,530,000)	(1,070,000)	1,600,000
Federal funds sold	(1,075,000)	(125,000)	1,920,000
Trading securities:
Proceeds	15,000	1,285,605	—
Purchases	(14,944)	(399,875)	—
AFS securities:
Proceeds (includes $577,197 from sales of AFS securities in 2022)	2,205,312	2,297,968	2,413,475
Purchases	(2,622,328)	(5,434,624)	(659,400)
HTM securities:
Proceeds	355,881	1,763,964	1,637,219
Purchases	(101,553)	(500,000)	(1,728,986)
Advances:
Repaid	308,278,196	29,551,622	335,084,344
Originated	(363,428,429)	(18,907,336)	(294,368,775)
Mortgage loans held for portfolio:
Principal collected	614,770	1,503,302	1,568,005
Purchases	(546,455)	(1,325,564)	(1,366,335)
Other investing activities, net	822	(1,751)	(220)
Net cash provided by (used in) investing activities	$(60,705,441)	$8,955,687	$46,619,634

Federal Home Loan Bank of Pittsburgh Statements of Cash Flows (continued)

	Year Ended December 31,
(in thousands)	2022	2021	2020
FINANCING ACTIVITIES
Net change in deposits	$(532,652)	$163,300	$342,926
Net proceeds from issuance of consolidated obligations:
Discount notes	353,808,520	172,798,211	259,821,983
Bonds	47,131,803	23,090,138	42,113,093
Payments for maturing and retiring consolidated obligations:
Discount notes	(330,717,062)	(171,813,150)	(273,411,300)
Bonds	(12,753,625)	(33,703,615)	(75,032,150)
Proceeds from issuance of capital stock	5,326,056	846,208	2,902,031
Payments for repurchase/redemption of capital stock	(3,118,892)	(1,145,930)	(4,389,729)
Payments for repurchase/redemption of mandatorily redeemable capital stock	(503)	(121,419)	(240,225)
Cash dividends paid	(89,242)	(64,381)	(168,365)
Partial recovery of prior capital distribution to Financing Corporation	—	—	8,541
Net cash provided by (used in) financing activities	$59,054,403	$(9,950,638)	$(48,053,195)
Net increase (decrease) in cash and due from banks	$(414,948)	$(608,269)	$1,014,969
Cash and due from banks at beginning of the period	428,190	1,036,459	21,490
Cash and due from banks at end of the period	$13,242	$428,190	$1,036,459
Supplemental disclosures:
Cash activities:
Interest paid	$874,226	$280,039	$897,787
AHP payments, net	30,734	31,008	35,330
Non-cash activities:
Capital stock reclassified to mandatorily redeemable capital stock	5,809	1,069	39,457

The accompanying notes are an integral part of these financial statements.

Federal Home Loan Bank of Pittsburgh
Statements of Changes in Capital
Years Ended December 31, 2022, 2021, and 2020

	Capital Stock - Putable		Retained Earnings
(in thousands)	Shares	Par Value	Unrestricted	Restricted	Total	AOCI	Total Capital
December 31, 2019	30,550	$3,054,996	$910,726	$415,288	$1,326,014	$91,826	$4,472,836
Adjustment for cumulative effect of accounting change - adoption of ASU 2016-13			113		$113		113
Comprehensive income	—	—	168,358	42,090	210,448	45,500	255,948
Issuance of capital stock	29,020	2,902,031	—	—	—	—	2,902,031
Repurchase/redemption of capital stock	(43,898)	(4,389,729)	—	—	—	—	(4,389,729)
Shares reclassified to mandatorily redeemable capital stock	(394)	(39,457)	—	—	—	—	(39,457)
Partial recovery of prior capital distribution to Financing Corporation	—	—	8,541	—	8,541	—	8,541
Cash dividends	—	—	(168,365)	—	(168,365)	—	(168,365)
December 31, 2020	15,278	$1,527,841	$919,373	$457,378	$1,376,751	$137,326	$3,041,918

	Capital Stock - Putable		Retained Earnings
(in thousands)	Shares	Par Value	Unrestricted	Restricted	Total	AOCI	Total Capital
December 31, 2020	15,278	$1,527,841	$919,373	$457,378	$1,376,751	$137,326	$3,041,918
Comprehensive income (loss)	—	—	86,041	—	86,041	(27,135)	58,906
Issuance of capital stock	8,462	846,208	—	—	—	—	846,208
Repurchase/redemption of capital stock	(11,459)	(1,145,930)	—	—	—	—	(1,145,930)
Shares reclassified to mandatorily redeemable capital stock	(11)	(1,069)	—	—	—	—	(1,069)
Cash dividends	—	—	(64,381)	—	(64,381)	—	(64,381)
December 31, 2021	12,270	$1,227,050	$941,033	$457,378	$1,398,411	$110,191	$2,735,652

	Capital Stock - Putable		Retained Earnings
(in thousands)	Shares	Par Value	Unrestricted	Restricted	Total	AOCI	Total Capital
December 31, 2021	12,270	$1,227,050	$941,033	$457,378	$1,398,411	$110,191	$2,735,652
Comprehensive income	—	—	185,391	41,677	227,068	(176,718)	50,350
Issuance of capital stock	53,261	5,326,056	—	—	—	—	5,326,056
Repurchase/redemption of capital stock	(31,189)	(3,118,892)	—	—	—	—	(3,118,892)
Shares reclassified to mandatorily redeemable capital stock	(58)	(5,809)	—	—	—	—	(5,809)
Cash dividends	—	—	(89,242)	—	(89,242)	—	(89,242)
December 31, 2022	$34,284	$3,428,405	$1,037,182	$499,055	$1,536,237	$(66,527)	$4,898,115

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

Notes to Financial Statements (continued)
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

Held-to-Maturity (HTM). Securities that the Bank has both the intent and ability to hold to maturity are classified as HTM and are carried at amortized cost, representing the amount at which an investment is acquired net of periodic principal repayments, amortization of premiums and accretion of discounts. Accrued interest receivable is recorded separately on the Statement of Condition.

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

HTM ACL: HTM securities are evaluated quarterly for expected credit losses on a pool basis unless an individual assessment is deemed necessary because the securities do not possess similar risk characteristics. An ACL is recorded with a corresponding adjustment to the provision for credit losses. The ACL excludes uncollectible accrued interest receivable, which is measured separately. There was no ACL recorded on the Bank’s HTM securities at December 31, 2022 or December 31, 2021. See Note 4 - Investments for details on the allowance methodologies relating to HTM securities.

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

Notes to Financial Statements (continued)
Gains and Losses on Sales. The Bank computes gains and losses on sales of its investment securities using the specific identification method and includes these gains and losses in “Noninterest income (loss)”.
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

Notes to Financial Statements (continued)
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

BOB Loans. The Bank’s BOB loan program to members is targeted to small businesses, including a specific allotment of funds for minority and women owned small businesses. The program’s objective is to assist in the growth and development of small business, including both their start-up and expansion. The Bank makes funds available to members to extend credit to approved small business borrowers, enabling small businesses to qualify for credit that would otherwise not be available. The intent of the BOB program is to help facilitate community economic development; however, repayment provisions require that the BOB program be accounted for as an unsecured loan. As the members collect directly from the borrowers, the members remit repayment of the loans to the Bank. If the business is unable to repay the loan, it may be forgiven at the member’s request, subject to the Bank’s approval, at which time the BOB loan is charged-off. The Bank places a BOB loan that is delinquent or deferred on non-accrual status and accrued but uncollected interest is reversed. At times, the Bank permits a borrower to defer payment of principal and interest for up to one year. A BOB loan may be restored to accrual when none of its contractual principal and interest due are unpaid.

Notes to Financial Statements (continued)

BOB Loans ACL: The Bank performs a quarterly assessment of its BOB loan portfolio to estimate expected credit losses, which is based on a loan’s probability of default and loss given default. Loss given default is considered to be 100% due to the fact that the BOB program has no collateral or credit enhancements. The probability of default is based on the actual performance of the BOB program. The Bank considers BOB loans that are delinquent to be nonperforming assets.

Real Estate Owned (REO). REO includes assets that have been received in satisfaction of debt through foreclosures. REO is initially recorded at fair value less estimated selling costs and is subsequently carried at the lower of that amount or current fair value less estimated selling costs. The Bank recognizes a charge-off to the allowance for credit losses and/or CE fee receivable if the fair value of the REO less estimated selling costs is less than the recorded investment in the loan at the date of transfer from loans to REO. Any subsequent realized gains, realized or unrealized losses, and carrying costs are included in Noninterest expense in the Statement of Income. REO is recorded in other assets on the Statement of Condition.

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

Accounting for Economic Hedges. An economic hedge is defined as a derivative, hedging specific or non-specific underlying assets, liabilities or firm commitments, that does not qualify or was not designated for fair value hedge accounting, but is an acceptable hedging strategy under the Bank’s risk management program. These economic hedging strategies also comply with Finance Agency regulatory requirements prohibiting speculative hedge transactions. An economic hedge introduces the potential for earnings variability caused by the changes in fair value of the derivatives that are recorded in the Bank’s income, but that are not offset by corresponding changes in the value of the economically hedged assets, liabilities, or

Notes to Financial Statements (continued)
firm commitments. As a result, the Bank recognizes the net interest settlements and the change in fair value of these derivatives in noninterest income as “Net gains (losses) on derivatives” with no offsetting fair value adjustments for the assets, liabilities, or firm commitments.

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

Embedded Derivatives. The Bank may issue debt, make advances, or purchase financial instruments in which a derivative instrument is “embedded.” Upon execution of these transactions, the Bank assesses whether the economic characteristics of the embedded derivative are clearly and closely related to the economic characteristics of the remaining component of the debt, advance or purchased financial instrument (the host contract) and whether a separate, non-embedded instrument with the same terms as the embedded instrument would meet the definition of a derivative instrument. The embedded derivative is separated from the host contract, carried at fair value, and designated as a stand-alone derivative instrument (pursuant to an economic hedge) when the Bank determines that certain criteria are met. The Bank had no embedded derivatives requiring separation from the host contract at December 31, 2022 or 2021.

    Premises, Software and Equipment. The Bank records premises, software and equipment at cost less accumulated depreciation and amortization and computes depreciation using the straight-line method over the estimated useful lives of the assets, which range from 1 year to 10 years. The Bank amortizes leasehold improvements using the straight-line method over the shorter of the estimated useful life of the improvement or the remaining term of the lease. The Bank capitalizes improvements and major renewals but expenses ordinary maintenance and repairs when incurred. Premises, software and equipment are included in “Other assets” on the Statement of Condition. The Bank includes gains and losses on the disposal of premises, software and equipment in Noninterest income (loss).

At December 31, 2022 and 2021, premises, software, and equipment, net of accumulated depreciation and amortization were $4.3 million and $7.9 million, respectively. For the years ended December 31, 2022, 2021, and 2020, the related depreciation and amortization expense was $3.8 million, $3.3 million, and $2.9 million, respectively.

    Hosting arrangements, also known as Software as a Service (SaaS), are assessed for whether they should be accounted for as software or a service contract. SaaS accounted for as a service contract is expensed as incurred, which could result in the SaaS being recognized as a prepaid asset and recorded in Other assets on the Statement of Condition, if appropriate. Implementation costs related to SaaS are recorded as software. At December 31, 2022 and 2021, SaaS accounted for as a service contract was immaterial.

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

Notes to Financial Statements (continued)
    At December 31, 2022 and 2021, lease right-of-use assets were $3.9 million and $5.7 million, respectively, and lease liabilities were $4.1 million and $5.9 million, respectively. The Bank recognized operating lease costs in the Other operating expense line of the Statement of Income of $1.7 million, $1.9 million, and $2.0 million for the years ended December 31, 2022, 2021, and 2020, respectively.

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

Discretionary Grants and Contributions. Contributions made are recognized as expense in the period in which the grant or contribution is considered an unconditional promise to give. The Bank’s discretionary grants and contributions include Home4Good and the voluntary housing grant initiative. Discretionary grants and contributions are recognized in Other operating expenses in the Statement of Operations.

Finance Agency Expenses. The portion of the Finance Agency’s expenses and working capital fund paid by the FHLBanks are allocated among the FHLBanks based on the pro-rata share of the annual assessments (which are based on the ratio between each FHLBank’s minimum required regulatory capital and the aggregate minimum required regulatory capital of every FHLBank).

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

Notes to Financial Statements (continued)
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

The Bank adopted the following new accounting standards during the year ended December 31, 2022.

Standard	Description	Effective Date	Effect on the Financial Statements or Other Significant Matters
ASU 2022-06: Reference Rate Reform: Deferral of the Sunset Date of Topic 848
This ASU defers the sunset date of ASU 2020-04: Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting, as amended, from December 31, 2022 to December 31, 2024. ASU 2020-04 provides temporary optional expedients and exceptions to GAAP to ease the potential burden in accounting for reference rate reform to contracts, hedging relationships, and other transactions if certain criteria are met.
		This ASU became effective for the Bank immediately upon issuance.	The adoption of this ASU did not impact the Bank’s financial condition or results of operations. The Bank continues to evaluate other optional expedients and the effect on its financial statements has not yet been determined.

The following table provides a brief description of recently issued accounting standards which may have an impact on the Bank.

Standard	Description	Effective Date	Effect on the Financial Statements or Other Significant Matters
ASU 2022-01: Fair Value Hedging – Portfolio Layer Method	This ASU expands the current last-of-layer method to apply fair value hedging by allowing multiple hedged layers of a single closed portfolio under the method. To reflect that expansion, the last-of-layer method is renamed the portfolio layer method.

Additionally, among other things, this ASU:
• expands the scope of the portfolio layer method to include nonprepayable assets
• specifies eligible hedging instruments in a single-layer hedge
• provides additional guidance on the accounting for and disclosure of hedge basis adjustments under the portfolio layer method, and;
	• specifies how hedge basis adjustments should be considered when determining credit losses for the assets included in the closed portfolio.	This ASU is effective for the Bank beginning on January 1, 2023.	The adoption of this ASU did not have an impact on the Bank’s financial statements. The Bank will continue to assess opportunities enabled by the new guidance to expand its risk management strategies.
ASU 2022-02: Troubled Debt Restructurings and Vintage Disclosures	This ASU eliminates the accounting guidance for troubled debt restructurings by creditors that have adopted the current expected credit losses methodology while enhancing disclosure requirements for certain loan refinancings and restructurings by creditors made to borrowers experiencing financial difficulty. Additionally, this guidance requires disclosure of current-period gross write-offs by year of origination for financing receivables.	This ASU is effective for the Bank beginning on January 1, 2023.	The adoption of this ASU is not expected to have a material impact on the Bank’s financial statements, including the Bank’s MPF portfolio.

Note 3 – Cash and Due from Banks

    Cash and due from banks on the Statement of Condition includes cash on hand, cash items in the process of collection, compensating balances, and amounts due from correspondent banks and the Federal Reserve Bank (FRB). The Bank maintains compensating and collected cash balances with commercial banks in return for certain services. These agreements contain no legal restrictions on the withdrawal of funds. The average compensating and collected cash balances for the years ended December 31, 2022 and December 31, 2021 were $180.6 million and $350.0 million, respectively.

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

Interest-bearing deposits and Federal funds sold are unsecured investments. Federal funds sold are generally transacted on an overnight term. Finance Agency regulations include a limit on the amount of unsecured credit the Bank may extend to a counterparty. At December 31, 2022 and December 31, 2021, all investments in interest-bearing deposits and Federal funds sold were repaid according to the contractual terms; no ACL was recorded for these assets at December 31, 2022 and December 31, 2021. Carrying values of interest-bearing deposits and Federal funds exclude accrued interest receivable which was immaterial for all periods presented. At December 31, 2022 and December 31, 2021, none of these investments were with counterparties rated below BBB or with unrated counterparties. These may differ from any internal ratings of the investments by the Bank, if applicable.

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

At December 31, 2022 and December 31, 2021, all investments in securities purchased under agreements to resell were repaid according to the contractual terms; no ACL was recorded for these assets at December 31, 2022 and December 31, 2021. Carrying value of securities purchased under agreements to resell exclude accrued interest receivable which was immaterial for all periods presented. At December 31, 2022 and December 31, 2021, none of these investments were with counterparties rated below BBB or with unrated counterparties. These may differ from any internal ratings of the investments by the Bank, if applicable.

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

Trading Securities. The following table presents the fair value of trading securities by major security type at December 31, 2022 and December 31, 2021.

(in thousands)	December 31, 2022	December 31, 2021
GSE obligations	$214,008	$243,262
Total	$214,008	$243,262

The following table presents net gains (losses) on trading securities for the years ended December 31, 2022, 2021 and 2020.

	Year ended December 31,
(in thousands)	2022	2021	2020
Net unrealized gains (losses) on trading securities held at year-end	$(29,502)	$(13,423)	$22,099
Net gains (losses) on trading securities sold/matured during the year	—	(8,017)	25,228
Net gains (losses) on trading securities	$(29,502)	$(21,440)	$47,327

Notes to Financial Statements (continued)

AFS Securities. The following tables presents AFS securities by major security type at December 31, 2022 and December 31, 2021.

	December 31, 2022
(in thousands)	Amortized Cost(1)	Allowance for Credit Losses	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Non-MBS:
U.S. Treasury obligations	$5,246,937	$—	$3,963	$(18,407)	$5,232,493
GSE and TVA obligations	1,111,674	—	16,879	(2,810)	1,125,743
State or local agency obligations	184,310	—	21	(14,068)	170,263
Total non-MBS	$6,542,921	$—	$20,863	$(35,285)	$6,528,499
MBS:
U.S. obligations single-family	$490,952	$—	$1,999	$(9,969)	$482,982
GSE single-family	1,925,950	—	5,852	(50,765)	1,881,037
GSE multifamily	3,164,964	—	1,364	(10,557)	3,155,771
Private label	140,222	(8,532)	12,443	(1,862)	142,271
Total MBS	$5,722,088	$(8,532)	$21,658	$(73,153)	$5,662,061
Total AFS securities	$12,265,009	$(8,532)	$42,521	$(108,438)	$12,190,560

	December 31, 2021
(in thousands)	Amortized Cost(1)	Allowance for Credit Losses	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Non-MBS:
U.S. Treasury obligations	$5,069,716	$—	$6,213	$(697)	$5,075,232
GSE and TVA obligations	1,449,717	—	43,935	—	1,493,652
State or local agency obligations	198,775	—	8,422	—	207,197
Total non-MBS	$6,718,208	$—	$58,570	$(697)	$6,776,081
MBS:
U.S. obligations single-family	$394,985	$—	$3,876	$(54)	$398,807
GSE single-family	2,075,683	—	18,377	(991)	2,093,069
GSE multifamily	3,001,730	—	4,526	(1,345)	3,004,911
Private label	164,050	(2,378)	32,826	(73)	194,425
Total MBS	$5,636,448	$(2,378)	$59,605	$(2,463)	$5,691,212
Total AFS securities	$12,354,656	$(2,378)	$118,175	$(3,160)	$12,467,293
Notes:
(1) Includes adjustments made to the cost basis of an investment for accretion, amortization and/or fair value hedge accounting adjustments, and excludes accrued interest receivable of $37.4 million and $22.8 million at December 31, 2022 and December 31, 2021.

Notes to Financial Statements (continued)
The following tables summarize the AFS securities with gross unrealized losses as of December 31, 2022 and December 31, 2021. The gross unrealized losses are aggregated by major security type and length of time that individual securities have been in a continuous unrealized loss position.

	December 31, 2022
	Less than 12 Months		Greater than 12 Months		Total
(in thousands)	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
Non-MBS:
U.S. Treasury obligations	$2,460,913	$(8,532)	$388,509	$(9,875)	$2,849,422	$(18,407)
GSE and TVA obligations	39,276	(2,810)	—	—	39,276	(2,810)
State or local agency obligations	160,372	(14,068)	—	—	160,372	(14,068)
Total non-MBS	$2,660,561	$(25,410)	$388,509	$(9,875)	$3,049,070	$(35,285)
MBS:
U.S. obligations single-family	$315,111	$(9,511)	$15,293	$(458)	$330,404	$(9,969)
GSE single-family	1,406,666	(33,614)	146,908	(17,151)	1,553,574	(50,765)
GSE multifamily	2,310,965	(6,738)	548,201	(3,819)	2,859,166	(10,557)
Private label	34,918	(1,682)	2,357	(180)	37,275	(1,862)
Total MBS	$4,067,660	$(51,545)	$712,759	$(21,608)	$4,780,419	$(73,153)
Total	$6,728,221	$(76,955)	$1,101,268	$(31,483)	$7,829,489	$(108,438)

	December 31, 2021
	Less than 12 Months		Greater than 12 Months		Total
(in thousands)	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
Non-MBS:
U.S. Treasury obligations	$586,346	$(697)	$—	$—	$586,346	$(697)
MBS:
U.S. obligations single-family	$20,188	$(54)	$—	$—	$20,188	$(54)
GSE single-family	188,235	(991)	—	—	188,235	(991)
GSE multifamily	634,032	(517)	524,002	(828)	1,158,034	(1,345)
Private label	—	—	2,476	(73)	2,476	(73)
Total MBS	$842,455	$(1,562)	$526,478	$(901)	$1,368,933	$(2,463)
Total	$1,428,801	$(2,259)	$526,478	$(901)	$1,955,279	$(3,160)

Redemption Terms. The amortized cost and fair value of AFS securities by contractual maturity as of December 31, 2022 and December 31, 2021 are presented below. Expected maturities of some securities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment fees. MBS are not presented by contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment fees.

Notes to Financial Statements (continued)

(in thousands)	December 31, 2022		December 31, 2021
Year of Maturity	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Non-MBS:
Due in one year or less	$1,566,430	$1,560,311	$554,080	$555,481
Due after one year through five years	2,629,759	2,632,374	3,281,393	3,289,730
Due after five years through ten years	2,204,799	2,206,358	2,685,727	2,723,861
Due after ten years	141,933	129,456	197,008	207,009
Total non-MBS	6,542,921	6,528,499	6,718,208	6,776,081
MBS	5,722,088	5,662,061	5,636,448	5,691,212
Total AFS securities	$12,265,009	$12,190,560	$12,354,656	$12,467,293

Interest Rate Payment Terms. The following table details interest payment terms at December 31, 2022 and December 31, 2021.

(in thousands)	December 31, 2022	December 31, 2021
Amortized cost of AFS non-MBS:
Fixed-rate	$6,542,921	$6,718,208
Variable-rate	—	—
Total non-MBS	$6,542,921	$6,718,208
Amortized cost of AFS MBS:
Fixed-rate	$1,069,749	$765,556
Variable-rate	4,652,339	4,870,892
Total MBS	$5,722,088	$5,636,448
Total amortized cost of AFS securities	$12,265,009	$12,354,656

Realized Gains (Losses) on AFS Securities. The following table provides a summary of proceeds, gross gains and losses on sales of AFS securities for 2022, 2021, and 2020.

	Year Ended December 31,
(in thousands)	2022	2021	2020
Proceeds from sale of AFS securities	$577,197	$—	$—
Gross gains on AFS securities	509	—	—
Gross losses on AFS securities	—	—	—

HTM Securities. The following tables presents HTM securities by major security type at December 31, 2022 and December 31, 2021.

	December 31, 2022
(in thousands)	Amortized Cost (1)	Gross Unrealized Holding Gains	Gross Unrealized Holding Losses	Fair Value
MBS:
U.S. obligations single-family	$162,366	$155	$(5,352)	$157,169
GSE single-family	435,129	74	(63,200)	372,003
GSE multifamily	305,306	—	(10,248)	295,058
Private label	53,670	—	(3,618)	50,052
Total MBS	$956,471	$229	$(82,418)	$874,282
Total HTM securities (2)	$956,471	$229	$(82,418)	$874,282

Notes to Financial Statements (continued)

	December 31, 2021
(in thousands)	Amortized Cost (1)	Gross Unrealized Holding Gains	Gross Unrealized Holding Losses	Fair Value
MBS:
U.S. obligations single-family	83,154	1,029	—	84,183
GSE single-family	566,032	7,597	(7,978)	565,651
GSE multifamily	494,472	33,651	—	528,123
Private label	70,214	710	(518)	70,406
Total MBS	$1,213,872	$42,987	$(8,496)	$1,248,363
Total HTM securities (2)	$1,213,872	$42,987	$(8,496)	$1,248,363
Notes:
(1) Includes adjustments made to the cost basis of an investment for accretion and amortization and excludes accrued interest receivable of $2.4 million and $2.7 million at December 31, 2022 and December 31, 2021.
(2) No ACL was recorded for these securities as of December 31, 2022 and December 31, 2021.

Redemption Terms. The amortized cost and fair value of HTM securities by contractual maturity as of December 31, 2022 and December 31, 2021 are presented below. MBS are not presented by contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment fees.

	December 31, 2022		December 31, 2021
(in thousands)	Amortized Cost	Fair Value	Amortized Cost	Fair Value
MBS	956,471	874,282	1,213,872	1,248,363
Total HTM securities	$956,471	$874,282	$1,213,872	$1,248,363

Interest Rate Payment Terms. The following table details interest rate payment terms at December 31, 2022 and December 31, 2021.

(in thousands)	December 31, 2022	December 31, 2021
Amortized cost of HTM MBS:
Fixed-rate	$824,791	$1,042,367
Variable-rate	131,680	171,505
Total MBS	$956,471	$1,213,872
Total HTM securities	$956,471	$1,213,872

    Debt Securities ACL. For HTM securities, there was no ACL at December 31, 2022 and December 31, 2021. For AFS securities, the Bank recorded an ACL only on its private label MBS at December 31, 2022 and December 31, 2021.

AFS Debt Securities - Rollforward of ACL. The following table presents a rollforward of the ACL on AFS securities for the years ended December 31, 2022 and December 31, 2021.

	Private label MBS
(in thousands)	December 31, 2022	December 31, 2021
Balance, beginning of period	$2,378	$2,417
Increases (decreases) for securities in which a previous ACL or OTTI was recorded	6,154	(36)
Reductions for securities sold or matured during the period	—	(3)
Balance, end of period	$8,532	$2,378

Debt Securities ACL Methodology. To evaluate investment securities for credit losses at December 31, 2022, the Bank employs the following methodologies by major security type.

Notes to Financial Statements (continued)
GSE and Other U.S. Obligations. The Bank invests in GSE and other U.S. obligations, which includes Tennessee Valley Authority obligations, single-family MBS, and GSE single-family and multifamily MBS. These securities are issued by Federal Agencies or U.S. government corporations and include MBS issued by these same entities that are directly supported by underlying mortgage loans. All of these securities are highly-rated. In the case of U.S. obligations, they carry an explicit government guarantee. In the case of GSE securities, they are purchased under an assumption that the issuers’ obligation to pay principal and interest on those securities will be honored. As a result, no ACL was recorded on GSE and other U.S. obligations at December 31, 2022 and December 31, 2021.

The Bank only purchases GSE and other U.S. obligations considered investment quality. At December 31, 2022, all of these GSE and other U.S. obligations, based on amortized cost, were rated BBB or above by a NRSRO, based on the lowest long-term credit rating for each security. These may differ from any internal ratings of the securities by the Bank, if applicable.

State or Local Agency Obligations. The Bank invests in state or local agency obligations, such as municipal securities. These securities are subject to credit risk related to a portfolio of state and local agency obligations (i.e., Housing Finance Agency bonds). The Bank has not experienced any payment defaults on these instruments.

    The Bank only purchases state or local agency obligations considered investment quality. At December 31, 2022, all of these state or local agency obligations, based on amortized cost, were rated BBB or above by a NRSRO, based on the lowest long-term credit rating for each security. These may differ from any internal ratings of the securities by the Bank, if applicable.

The Bank evaluates AFS state or local agency obligations for an ACL based on a credit assessment of the issuer, or guarantor. If the Bank determines that an ACL should be recognized, it is limited to the unrealized loss of the state or local agency obligation, including zero if it is in an unrealized gain position. At December 31, 2022 and December 31, 2021, the Bank expected to receive all cash flows contractually due, and no ACL was recorded on AFS state or local agency obligations.

Private Label MBS. The Bank also holds investments in private label MBS. The Bank has not purchased any private label MBS since 2007. However, many of these securities have subsequently experienced significant credit deterioration. As of December 31, 2022, 18.6% of private label MBS (AFS and HTM combined, based on amortized cost) were rated BBB or above by a NRSRO and the remaining securities were either rated less than BBB or were unrated. To determine whether an ACL is necessary on these securities, the Bank uses cash flow analyses.

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

Notes to Financial Statements (continued)
Note 5 – Advances

    General Terms. The Bank offers a wide-range of fixed- and variable-rate advance products with different maturities, interest rates, payment characteristics and optionality. Fixed-rate advances generally have maturities ranging from overnight to 30 years. Variable-rate advances generally have maturities ranging up to 10 years, and the interest rates reset periodically at a fixed spread to LIBOR or SOFR.

The following table details the Bank’s advances portfolio by year of redemption and weighted-average interest rate at December 31, 2022 and December 31, 2021.

(dollars in thousands)	December 31, 2022		December 31, 2021
Year of Redemption	Amount	Weighted Average Interest Rate	Amount	Weighted Average Interest Rate
Due in 1 year or less	$28,672,440	4.28%	$8,539,301	1.60%
Due after 1 year through 2 years	21,421,482	4.17	2,076,494	1.59
Due after 2 years through 3 years	13,136,090	4.30	2,031,671	1.36
Due after 3 years through 4 years	4,966,948	4.38	1,031,294	1.97
Due after 4 years through 5 years	865,373	3.37	222,058	1.43
Thereafter	166,538	2.84	178,399	2.60
Total par value	$69,228,871	4.24%	$14,079,217	1.60%
Deferred prepayment fees	(940)		(1,405)
Hedging adjustments	(371,695)		46,563
Total book value (1)	$68,856,236		$14,124,375
Notes:
(1) Amounts exclude accrued interest receivable of $241.8 million and $24.7 million as of December 31, 2022 and December 31, 2021.

The Bank offers certain advances to members that provide a member the right, based upon predetermined exercise dates, to prepay the advance prior to maturity without incurring prepayment or termination fees (returnable advances). The Bank no longer offers a convertible advance product and had none outstanding at December 31, 2022.

At December 31, 2022 and December 31, 2021, the Bank did not have any advances with embedded features that met the requirements to separate the embedded feature from the host contract and designate the embedded feature as a stand-alone derivative.

Notes to Financial Statements (continued)
The following table summarizes advances by the earlier of year of redemption or next call date as of December 31, 2022 and December 31, 2021.

	Year of Redemption or Next Call Date
(in thousands)	December 31, 2022	December 31, 2021
Due in 1 year or less	$28,962,440	$8,579,301
Due after 1 year through 2 years	21,131,482	2,076,494
Due after 2 years through 3 years	13,136,090	1,991,671
Due after 3 years through 4 years	4,966,948	1,031,294
Due after 4 years through 5 years	865,373	222,058
Thereafter	166,538	178,399
Total par value	$69,228,871	$14,079,217

Interest Rate Payment Terms. The following table details interest rate payment terms by year of redemption for advances as of December 31, 2022 and December 31, 2021.

(in thousands)	December 31, 2022	December 31, 2021
Fixed-rate – overnight	$1,792,810	$64,000
Fixed-rate – term:
Due in 1 year or less	21,547,006	8,325,202
Thereafter	7,429,914	5,446,816
Total fixed-rate	$30,769,730	$13,836,018
Variable-rate:
Due in 1 year or less	5,332,624	150,099
Thereafter	33,126,517	93,100
Total variable-rate	$38,459,141	$243,199
Total par value	$69,228,871	$14,079,217

Credit Risk Exposure and Security Terms. The Bank’s potential credit risk from advances is primarily concentrated in commercial banks. As of December 31, 2022, the Bank had advances of $54.3 billion outstanding to the five largest borrowers, which represented 78.5% of the total principal amount of advances outstanding. Of these five, three had outstanding advance balances that were in excess of 10% of the total portfolio at December 31, 2022.

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

Using a risk-based approach, the Bank considers the payment status, collateral types and concentration levels, and borrower’s financial condition to be indicators of credit quality on its credit products. At December 31, 2022 and December 31, 2021, the Bank had rights to collateral on a member-by-member basis with a value in excess of its outstanding extensions of credit.

The Bank continues to evaluate and, as necessary, make changes to its collateral guidelines based on current market conditions. At December 31, 2022 and December 31, 2021, the Bank did not have any credit products that were past due, on nonaccrual status, or considered impaired. In addition, the Bank did not have any credit products considered to be TDRs.

The Bank evaluates its advances for an ACL on a collective, or pooled basis unless an individual assessment is deemed necessary because the instruments do not possess similar risk characteristics. The Bank pools advances by member type, as noted above. Based on the collateral held as security, the Bank's credit extension and collateral policies and repayment history on advances, including that the Bank has not incurred any credit losses since inception, the Bank has not recorded any ACL at December 31, 2022 or December 31, 2021.

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

The following table presents balances as of December 31, 2022 and December 31, 2021 for mortgage loans held for portfolio.

(in thousands)	December 31, 2022	December 31, 2021
Fixed-rate long-term single-family mortgages (1)	$4,388,461	$4,417,532
Fixed-rate medium-term single-family mortgages (1)	140,270	173,195
Total par value	4,528,731	4,590,727
Premiums	73,703	84,155
Discounts	(10,224)	(1,769)
Hedging adjustments	1,918	6,482
Total mortgage loans held for portfolio (2)	4,594,128	4,679,595
Allowance for credit losses on mortgage loans	(3,240)	(3,412)
Mortgage loans held for portfolio, net	$4,590,888	$4,676,183
Note:
(1) Long-term is defined as greater than 15 years. Medium-term is defined as a term of 15 years or less.
(2) Amounts exclude accrued interest receivable of $22.5 million at December 31, 2022 and $22.2 million at December 31, 2021.

The following table details the par value of mortgage loans held for portfolio outstanding categorized by type as of December 31, 2022 and December 31, 2021.

(in thousands)	December 31, 2022	December 31, 2021
Conventional loans	$4,415,876	$4,460,732
Government-guaranteed/insured loans	112,855	129,995
Total par value	$4,528,731	$4,590,727

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

Notes to Financial Statements (continued)
Credit Quality Indicator for Conventional Mortgage Loans. The following table presents the payment status for conventional mortgage loans at December 31, 2022 and December 31, 2021.

	December 31, 2022
(in thousands)	Origination Year
Payment Status, at amortized cost (1)	Prior to 2018	2018 to 2022	Total
Past due 30-59 days	$13,369	$19,806	$33,175
Past due 60-89 days	4,100	6,321	10,421
Past due 90 days or more	8,216	9,856	18,072
Total past due loans	$25,685	$35,983	$61,668
Current loans	1,109,321	3,307,745	4,417,066
Total conventional loans	$1,135,006	$3,343,728	$4,478,734

	December 31, 2021
	Origination Year
Payment Status, at amortized cost (1)	Prior to 2017	2017 to 2021	Total
Past due 30-59 days	$11,473	$16,502	$27,975
Past due 60-89 days	2,785	4,517	7,302
Past due 90 days or more	9,311	16,455	25,766
Total past due loans	$23,569	$37,474	$61,043
Current loans	1,115,681	3,369,710	4,485,391
Total conventional loans	$1,139,250	$3,407,184	$4,546,434
Note:
(1) The amortized cost at December 31, 2022 and December 31, 2021 excludes accrued interest receivable.

Other Delinquency Statistics. The following table presents the delinquency statistics for the Bank’s mortgage loans at December 31, 2022 and December 31, 2021.

	December 31, 2022
(dollars in thousands)	Conventional MPF Loans	Government-Guaranteed or Insured Loans (2)	Total
In process of foreclosures, included above (1)	$7,873	$1,352	$9,225
Serious delinquency rate (2)	0.4%	2.9%	0.5%
Past due 90 days or more still accruing interest	$—	$3,182	$3,182
Loans on nonaccrual status	$20,950	$—	$20,950

	December 31, 2021
(dollars in thousands)	Conventional MPF Loans	Government-Guaranteed or Insured Loans (2)	Total
In process of foreclosures, included above (1)	$2,906	$1,007	$3,913
Serious delinquency rate (2)	0.6%	2.4%	0.6%
Past due 90 days or more still accruing interest	$—	$3,129	$3,129
Loans on nonaccrual status	$29,890	$—	$29,890
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

Conventional MPF - Rollforward of ACL

(in thousands)	2022	2021	2020
Balance, beginning of period	$3,412	$4,972	$7,832
Adjustment for cumulative effect of accounting change - adoption of ASU 2016-13(1)	—	—	(3,875)
(Charge-offs) Recoveries, net (2)	288	1,009	(727)
Provision (reversal) for credit losses	(460)	(2,569)	1,742
Balance, December 31	$3,240	$3,412	$4,972
Note:
(1) As a result of adopting ASU 2016-13, the reduction to the Bank's ACL of $3.9 million was largely offset by a reversal of CE receivable of $3.8 million, resulting in a net impact of adoption of $0.1 million.
(2) Net charge-offs that the Bank does not expect to recover through CE receivable.

Government-Guaranteed or -Insured Mortgage Loans. The Bank invests in government-guaranteed or insured fixed-rate mortgage loans secured by one-to-four family residential properties. Government-guaranteed or insured mortgage loans are those insured or guaranteed by the Federal Housing Administration (FHA), Department of Veterans Affairs (VA), the Rural Housing Service (RHS) of the Department of Agriculture and/or by Housing and Urban Development (HUD). The servicer provides and maintains insurance or a guarantee from the applicable government agency. The servicer is responsible for compliance with all government agency requirements and for obtaining the benefit of the applicable guarantee or insurance with respect to defaulted government-guaranteed or -insured mortgage loans. Any losses on these loans that are not recovered from the issuer or the guarantor are absorbed by the servicer. Therefore, the Bank only has credit risk for these loans if the servicer fails to pay for losses not covered by the guarantee or insurance, but in such instance, the Bank would have recourse against the servicer for such failure. Based on the Bank's assessment of its servicers and the collateral backing the loans, the risk of loss was immaterial. Consequently, the Bank has not recorded an ACL for government-guaranteed or -insured mortgage loans at December 31, 2022 or December 31, 2021. Furthermore, none of these mortgage loans has been placed on non-accrual status

Notes to Financial Statements (continued)
because of the U.S. government guarantee or insurance on these loans and the contractual obligation of the loan servicer to repurchase the loans when certain criteria are met.

Real Estate Owned (REO). The Bank had $0.3 million and $0.4 million of REO reported in Other assets on the Statement of Condition at December 31, 2022 and December 31, 2021, respectively.

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
•preserve a favorable interest rate spread between the yield of an asset (e.g., an advance) and the cost of the related liability (e.g., the consolidated obligation);
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

Application of Derivatives. The Bank documents at inception all relationships between derivatives designated as hedging instruments and hedged items, its risk management objectives and strategies for undertaking various hedge transactions, and its method of assessing hedge effectiveness for all derivatives designated in an accounting hedge relationship. This process includes linking all derivatives that are designated as fair value hedges to (1) assets and liabilities on the Statement of Condition, or (2) firm commitments.

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

Derivative transactions may be executed either with a counterparty (referred to as uncleared derivatives) or cleared through a Futures Commission Merchant (i.e., clearing agent) with a Derivatives Clearing Organization (referred to as cleared derivatives). The Bank is not a derivatives dealer and does not trade derivatives for short-term profit. The Bank transacts uncleared derivatives with counterparties that are large banks and major broker-dealers. Some of these banks and broker-dealers or their affiliates buy, sell, and distribute consolidated obligations.

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

	December 31, 2022
(in thousands)	Notional Amount of Derivatives	Derivative Assets	Derivative Liabilities
Derivatives designated as hedging instruments:
Interest rate swaps	$69,039,626	$53,340	$985,134
Derivatives not designated as hedging instruments:
Interest rate swaps	$2,176,879	$2,112	$24,457
Interest rate caps or floors	975,000	5,164	—
Mortgage delivery commitments	10,287	10	41
Total derivatives not designated as hedging instruments:	$3,162,166	$7,286	$24,498
Total derivatives before netting and collateral adjustments	$72,201,792	$60,626	$1,009,632
Netting adjustments and cash collateral (1)		168,370	(996,194)
Derivative assets and derivative liabilities as reported on the Statement of Condition		$228,996	$13,438

	December 31, 2021
(in thousands)	Notional Amount of Derivatives	Derivative Assets	Derivative Liabilities
Derivatives designated as hedging instruments:
Interest rate swaps	$25,597,234	$1,061	$70,643
Derivatives not designated as hedging instruments:
Interest rate swaps	$1,084,988	$27	$3,046
Interest rate caps or floors	1,005,000	1,357	—
Mortgage delivery commitments	24,822	2	131
Total derivatives not designated as hedging instruments	$2,114,810	$1,386	$3,177
Total derivatives before netting and collateral adjustments	$27,712,044	$2,447	$73,820
Netting adjustments and cash collateral (1)		180,406	(67,975)
Derivative assets and derivative liabilities as reported on the Statement of Condition		$182,853	$5,845
Note:
(1) Amounts represent the application of the netting requirements that allow the Bank to settle positive and negative positions, cash collateral including accrued interest held or placed with the same clearing agent and/or counterparties. Cash collateral posted including accrued interest was $1,166.4 million for December 31, 2022 and $248.7 million for December 31, 2021. Cash collateral received was $1.9 million for December 31, 2022 and $0.3 million for December 31, 2021.

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

(in thousands)	Gains/(Losses) on Derivative	Gains/ (Losses) on Hedged Item	Net Interest Settlements	Effect of Derivatives on Net Interest Income	Total Interest Income/ (Expense) Recorded in the Statement of Income
2022
Hedged item type:
Advances	$418,403	$(418,262)	$(7,674)	$(7,533)	$992,336
AFS securities	528,989	(525,632)	30,422	33,779	264,785
Mortgage loans held for portfolio	—	(1,378)	—	(1,378)	135,086
Consolidated obligations - discount notes	(6,625)	7,057	5,717	6,149	(464,352)
Consolidated obligations – bonds	(991,964)	991,737	(69,233)	(69,460)	(775,104)
Total	$(51,197)	$53,522	$(40,768)	$(38,443)

(in thousands)	Gains/(Losses) on Derivative	Gains/ (Losses) on Hedged Item	Net Interest Settlements	Effect of Derivatives on Net Interest Income	Total Interest Income/ (Expense) Recorded in the Statement of Income
2021
Hedged item type:
Advances	$203,228	$(203,344)	$(140,979)	$(141,095)	$139,905
AFS securities	121,467	(119,855)	(46,758)	(45,146)	96,438
Mortgage loans held for portfolio	—	(3,468)	—	(3,468)	126,360
Consolidated obligations – bonds	(105,498)	105,526	51,805	51,833	(222,781)
Total	$219,197	$(221,141)	$(135,932)	$(137,876)

(in thousands)	Gains/(Losses) on Derivative	Gains/(Losses) on Hedged Item	Net Interest Settlements	Effect of Derivatives on Net Interest Income	Total Interest Income/ (Expense) Recorded in the Statement of Income
2020
Hedged item type:
Advances	$(77,223)	$77,129	$(185,860)	$(185,954)	$625,473
AFS securities	(84,465)	82,308	(21,131)	(23,288)	166,842
Mortgage loans held for portfolio	—	(3,219)	—	(3,219)	155,271
Consolidated obligations – bonds	(7,336)	8,061	66,820	67,545	(530,962)
Total	$(169,024)	$164,279	$(140,171)	$(144,916)

Notes to Financial Statements (continued)
The following table presents the cumulative amount of fair value hedging adjustments and the related carrying amount of the hedged items.

(in thousands)	December 31, 2022
Hedged item type	Carrying Amount of Hedged Assets/Liabilities (1)	Cumulative Amount of Fair Value Hedging Adjustments Included in the Carrying Amount of the Hedged Assets/Liabilities	Fair Value Hedging Adjustments for Discontinued Hedging Relationships	Total Amount of Fair Value Hedging Adjustments
Advances	$9,516,520	$(370,776)	$(918)	$(371,694)
AFS securities	6,265,480	(513,825)	873	(512,952)
Consolidated obligations - discount notes	17,481,373	(7,057)	—	(7,057)
Consolidated obligations – bonds	33,603,677	(1,072,289)	10	(1,072,279)

(in thousands)	December 31, 2021
Hedged item type	Carrying Amount of Hedged Assets/Liabilities (1)	Cumulative Amount of Fair Value Hedging Adjustments Included in the Carrying Amount of the Hedged Assets/Liabilities	Fair Value Hedging Adjustments for Discontinued Hedging Relationships	Total Amount of Fair Value Hedging Adjustments
Advances	$8,952,529	$46,583	$(20)	$46,563
AFS securities	5,968,405	11,667	1,012	12,679
Consolidated obligations – bonds	10,633,898	(80,686)	146	(80,540)
Note:
(1) Includes carrying value of hedged items in current fair value hedging relationships.

The following table presents net gains (losses) related to derivatives not designated as hedging instruments in noninterest income.

	Year ended December 31,
(in thousands)	2022	2021	2020
Derivatives not designated as hedging instruments:
Economic hedges:
Interest rate swaps	$20,942	$15,449	$(85,298)
Interest rate caps or floors	2,663	184	758
Net interest settlements	(5,864)	(5,440)	(11,467)
To Be Announced (TBA)	74	—	38
Mortgage delivery commitments	(2,917)	(4,311)	4,724
Other	1	—	148
Total net gains (losses) related to derivatives not designated as hedging instruments	$14,899	$5,882	$(91,097)
Other - price alignment amount on cleared derivatives (1)	(655)	11	187
Net gains (losses) on derivatives	$14,244	$5,893	$(90,910)
Notes:
(1) This amount is for derivatives for which variation margin is characterized as a daily settled contract.

The Bank had no active cash flow hedging relationships during 2022, 2021 or 2020.

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

Uncleared derivative transactions executed on or after September 1, 2022 are subject to two-way initial margin requirements, as mandated by regulatory requirements issued in response to the Wall Street Reform and Consumer Protection Act, if the Bank’s average aggregate uncleared derivative notional amount, and the initial margin requirement to an individual counterparty exceed specified thresholds. The initial margin is required to be certain investment securities that are held at a third-party custodian and do not change ownership, except upon the occurrence of certain events, including an event of default due to bankruptcy, insolvency, or similar proceeding. As of December 31, 2022, the Bank did not exceed initial margin thresholds and was not required to post two-way initial margin.

Generally, the Bank’s ISDA agreements for uncleared derivatives have collateral delivery thresholds set to zero (subject to minimum transfer amounts). The Bank has a small number of legacy trades that require the Bank to post additional collateral with its counterparties if there is deterioration in the Bank’s credit rating and the net liability position exceeds the relevant threshold. As of December 31, 2022, the net liability position of these trades, collateral posted and potential additional credit contingent collateral amounts are all immaterial.

    Cleared Derivatives. For cleared derivatives, Derivative Clearing Organizations (Clearing Houses) are the Bank's counterparties. The Clearing Houses notify the clearing agent of the required initial and variation margin. The requirement that the Bank post initial margin and exchange variation margin settlement payments through the clearing agent, which notifies the Bank on behalf of the Clearing Houses, exposes the Bank to institutional credit risk in the event that the clearing agent or the Clearing Houses fail to meet their respective obligations. The use of cleared derivatives is intended to mitigate credit risk exposure through the use of a central counterparty instead of individual counterparties. Collateral postings and variation margin settlement payments are made daily, through a clearing agent, for changes in the value of cleared derivatives. Initial margin is the amount calculated based on anticipated exposure to future changes in the value of a swap and protects the Clearing Houses from market risk in the event of default by one of their respective clearing agents. Variation margin is paid daily to settle the exposure arising from changes in the market value of the position. The Bank uses either CME Clearing or LCH Ltd as the Clearing House for all cleared derivative transactions. Variation margin payments are characterized as settled to market, rather than collateral. Initial margin is considered collateralized to market.

    Based on credit analyses and collateral requirements, the Bank does not anticipate credit losses related to its derivative agreements. See Note 14 - Estimated Fair Values for discussion regarding the Bank's fair value methodology for derivative assets and liabilities, including an evaluation of the potential for the fair value of these instruments to be affected by counterparty credit risk.

    For cleared derivatives, the Clearing House determines initial margin requirements and generally credit ratings are not factored into the initial margin. However, clearing agents may require additional initial margin to be posted based on credit considerations, including but not limited to credit rating downgrades. The Bank was not required by its clearing agents to post additional initial margin at December 31, 2022.

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

December 31, 2022
	Derivative Instruments Meeting Netting Requirements
(in thousands)	Gross Recognized Amount	Gross Amounts of Netting Adjustments and Cash Collateral	Net amounts after netting adjustments and cash collateral	Derivative Instruments Not Meeting Netting Requirements (1)	Total Derivative Assets and Total Derivative Liabilities
Derivative Assets
Uncleared	$43,901	(41,679)	$2,222	10	$2,232
Cleared	16,715	210,049	226,764	—	226,764
Total	$60,616	$168,370	$228,986	$10	$228,996
Derivative Liabilities
Uncleared	$1,003,917	(992,167)	$11,750	41	$11,791
Cleared	5,674	(4,027)	1,647	—	1,647
Total	$1,009,591	$(996,194)	$13,397	$41	$13,438

December 31, 2021
	Derivative Instruments Meeting Netting Requirements
(in thousands)	Gross Recognized Amount	Gross Amounts of Netting Adjustments and Cash Collateral	Net amounts after netting adjustments and cash collateral	Derivative Instruments Not Meeting Netting Requirements (1)	Total Derivative Assets and Total Derivative Liabilities
Derivative Assets
Uncleared	$1,972	(1,700)	$272	2	$274
Cleared	473	182,106	$182,579	—	182,579
Total Derivative Assets	$2,445	$180,406	$182,851	$2	$182,853
Derivative Liabilities
Uncleared	$71,083	(67,502)	$3,581	131	$3,712
Cleared	2,606	(473)	2,133	—	2,133
Total Derivative Liabilities	$73,689	$(67,975)	$5,714	$131	5,845
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

The following table details interest-bearing and noninterest-bearing deposits as of December 31, 2022 and 2021.

	December 31,
(in thousands)	2022	2021
Interest-bearing:
Demand and overnight	$525,549	$918,706
Noninterest-bearing:
Demand and overnight	27,730	168,801
Total deposits	$553,279	$1,087,507

Note 9 – Consolidated Obligations

Consolidated obligations consist of bonds and discount notes. The FHLBanks issue consolidated obligations through the OF as their agent. In connection with each debt issuance, each FHLBank specifies the amount of debt it wants to have issued on its behalf. The OF tracks the amount of debt issued on behalf of each FHLBank. The Bank records as a liability its specific portion of consolidated obligations for which it is the primary obligor.
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
Although an FHLBank has never paid the principal or interest payments due on a consolidated obligation on behalf of another FHLBank, if one FHLBank is required to make such payments, Finance Agency regulations provide that the paying FHLBank is entitled to reimbursement from the non-complying FHLBank for any payments made on its behalf and other associated costs, including interest, to be determined by the Finance Agency. If the Finance Agency determines that the non-complying FHLBank is unable to satisfy its repayment obligations, then the Finance Agency may allocate the outstanding liabilities of the non-complying FHLBank among the remaining FHLBanks on a pro rata basis in proportion to each FHLBank’s participation in all consolidated obligations outstanding. However, the Finance Agency reserves the right to allocate the outstanding liabilities for the consolidated obligations among the FHLBanks in any other manner it may determine to ensure that the FHLBanks operate in a safe and sound manner. The par amounts of the 11 FHLBanks’ outstanding consolidated obligations were $1,181.7 billion at December 31, 2022 and $652.9 billion at December 31, 2021.
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
General Terms. Consolidated obligations are issued with either fixed-rate coupon payment terms or variable-rate coupon payment terms that are indexed to specified indices, such as SOFR. To meet the specific needs of certain investors in consolidated obligations, both fixed-rate bonds and variable-rate bonds may contain features which may result in complex coupon payment terms and call options. When such consolidated obligations are issued, the Bank may enter into derivatives containing offsetting features that effectively convert the terms of the bond to those of a simple variable-rate bond or a fixed-rate bond. The Bank has no outstanding consolidated obligations denominated in currencies other than U.S. dollars.

Notes to Financial Statements (continued)
Interest Rate Payment Terms. With respect to interest payments, consolidated obligation bonds may also have the following terms:
Step-up Bonds generally pay interest at increasing fixed rates at specified intervals over the life of the bond. These bonds generally contain provisions enabling the Bank to call bonds at its option on the step-up dates; and

The following table details interest rate payment terms for the Bank’s consolidated obligation bonds at December 31, 2022 and December 31, 2021.

(in thousands)	December 31, 2022	December 31, 2021
Par value of consolidated bonds:
Fixed-rate	$39,983,295	$20,650,400
Step-up	3,124,000	1,560,000
Floating-rate	14,408,000	925,000
Total par value	57,515,295	23,135,400
Bond premiums	47,515	62,536
Bond discounts	(14,069)	(7,469)
Concession fees	(5,008)	(4,188)
Hedging adjustments	(1,072,278)	(80,541)
Total book value	$56,471,455	$23,105,738

Maturity Terms. The following table presents a summary of the Bank’s consolidated obligation bonds outstanding by year of contractual maturity and weighted-average interest rate at December 31, 2022 and December 31, 2021.

	December 31, 2022		December 31, 2021
(dollars in thousands) Year of Contractual Maturity	Amount	Weighted Average Interest Rate	Amount	Weighted Average Interest Rate
Due in 1 year or less	$30,747,975	3.72%	$5,748,625	1.17%
Due after 1 year through 2 years	11,491,385	3.09	2,243,000	1.74
Due after 2 years through 3 years	3,263,725	2.16	3,520,275	1.32
Due after 3 years through 4 years	6,557,800	1.25	1,683,725	1.27
Due after 4 years through 5 years	1,850,300	3.09	6,300,800	1.10
Thereafter	3,604,110	2.37	3,638,975	1.90
Total par value	$57,515,295	3.12%	$23,135,400	1.35%

The following table presents the Bank’s consolidated obligation bonds outstanding between noncallable and callable as of December 31, 2022 and December 31, 2021.

(in thousands)	December 31, 2022	December 31, 2021
Noncallable	$35,816,795	$11,476,400
Callable	21,698,500	11,659,000
Total par value	$57,515,295	$23,135,400

Notes to Financial Statements (continued)
The following table presents consolidated obligation bonds outstanding by the earlier of contractual maturity or next call date as of December 31, 2022 and December 31, 2021.

(in thousands)	December 31,
Year of Contractual Maturity or Next Call Date	2022	2021
Due in 1 year or less	$47,036,975	$17,067,625
Due after 1 year through 2 years	6,573,385	2,025,000
Due after 2 years through 3 years	1,049,725	1,151,275
Due after 3 years through 4 years	1,035,800	848,725
Due after 4 years through 5 years	392,300	596,800
Thereafter	1,427,110	1,445,975
Total par value	$57,515,295	$23,135,400

    Consolidated Obligation Discount Notes. Consolidated obligation discount notes are issued to raise short-term funds. Discount notes are consolidated obligations with original maturities up to one year. These notes are issued at less than their face amount and redeemed at par value when they mature. The following table details the Bank’s consolidated obligation discount notes as of December 31, 2022 and December 31, 2021.

	December 31,
(dollars in thousands)	2022	2021
Book value	$33,745,478	$10,493,617
Par value	34,007,058	10,494,933
Weighted average interest rate (1)	4.25%	0.04%
Note:
(1) Represents yield to maturity excluding concession fees and hedging adjustments.

Notes to Financial Statements (continued)
Note 10 – Affordable Housing Program (AHP)

In support of the goal of providing funding for affordable housing and economic development, the Bank administers a number of programs, some mandated and some optional set-asides, which make funds available through member financial institutions. In all of these programs, Bank funds flow through member financial institutions into areas of need that are served by our members. AHP, mandated by the Act, is the largest and primary public policy program of the FHLBanks. The Act requires the Bank to contribute 10% of its current year net income (as defined by a Finance Agency advisory bulletin as GAAP net income before interest expense related to mandatorily redeemable capital stock and the assessment for AHP) to AHP and make these funds available for use in the subsequent year. Each year, the Bank’s Board adopts an implementation plan that defines the structure of the program pursuant to the AHP regulations.

Each FHLBank provides subsidies in the form of direct grants or below-market interest rates on advances to members who provide the funds to assist in the purchase, construction or rehabilitation of housing for very low and low-or moderate-income households. Annually, the FHLBanks must collectively recognize AHP assessment expense equal to the greater of 10% of its annual income subject to assessment, or the prorated sum required to ensure the aggregate contribution by the FHLBanks is no less than $100 million for each year. The Bank accrues this expense monthly based on its net income. The Bank reduces the AHP liability as members use subsidies.

    If the Bank experienced a net loss during a quarter, but still had net earnings for the year, the Bank’s obligation to the AHP would be calculated based on the Bank’s year-to-date net income. If the Bank had net income in subsequent quarters, it would be required to contribute additional amounts to meet its calculated annual obligation. If the Bank experienced a net loss for a full year, the Bank would have no obligation to the AHP for the year since each FHLBank’s required annual AHP contribution is limited to its annual net income. If the aggregate 10% calculation described above was less than $100 million for all the FHLBanks, each FHLBank would be required to contribute a prorated sum to ensure that the aggregate contributions by the FHLBanks equal $100 million. The proration would be made on the basis of an FHLBank’s income in relation to the income of all FHLBanks for the previous year. There was no shortfall in assessments below the $100 million minimum amount for the years ended 2022, 2021 or 2020. If an FHLBank finds that its required contributions are contributing to the financial instability of that FHLBank, it may apply to the Finance Agency for a temporary suspension of its contributions under the Act. The Bank did not make any such application in 2022, 2021 or 2020. The Bank awards commitments that are disbursed over 24 to 36 months. The Bank has outstanding AHP commitments of $48.5 million, $68.6 million and $72.0 million as of December 31, 2022, 2021 and 2020, respectively.

The following table presents a rollforward of the AHP payable for 2022, 2021, and 2020.

(in thousands)	2022	2021	2020
Balance, beginning of the year	$81,152	$102,186	$112,289
Assessments	25,410	9,974	25,227
Payments and subsidy usage, net	(30,734)	(31,008)	(35,330)
Balance, end of the year	$75,828	$81,152	$102,186

Notes to Financial Statements (continued)
Note 11 – Capital

The Bank is subject to three capital requirements under its current Capital Plan Structure and the Finance Agency rules and regulations. Regulatory capital does not include AOCI, but does include mandatorily redeemable capital stock.

•Risk-based capital (RBC). Under this capital requirement, the Bank must maintain at all times permanent capital, defined as the amounts paid-in for Class B stock and retained earnings, in an amount at least equal to the sum of its credit risk, market risk, and operational risk capital requirements, all of which are calculated in accordance with the rules and regulations of the Finance Agency. The Finance Agency may require the Bank to maintain a greater amount of minimum capital levels than is required based on the Finance Agency rules and regulations.
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

At December 31, 2022, the Bank was in compliance with all regulatory capital requirements.

    The Bank has two subclasses of capital stock: B1 membership stock and B2 activity stock. The Bank had $309.0 million in B1 membership stock and $3,119.4 million in B2 activity stock at December 31, 2022. The Bank had $352.1 million in B1 membership stock and $874.9 million in B2 activity stock at December 31, 2021.

    The following table demonstrates the Bank’s compliance with the regulatory capital requirements at December 31, 2022 and December 31, 2021.

	December 31, 2022		December 31, 2021
(dollars in thousands)	Required	Actual	Required	Actual
Regulatory capital requirements:
RBC	$441,078	$4,992,405	$406,676	$2,647,918
Total capital-to-asset ratio	4.0%	5.2%	4.0%	7.0%
Total regulatory capital	3,845,647	4,992,405	1,506,051	2,647,918
Leverage ratio	5.0%	7.8%	5.0%	10.6%
Leverage capital	4,807,058	7,488,607	1,882,564	3,971,878

The Finance Agency has established four capital classifications for the FHLBanks: adequately capitalized, undercapitalized, significantly undercapitalized, and critically undercapitalized. On December 15, 2022, the Bank received final notification from the Finance Agency that it was considered “adequately capitalized” for the quarter ended September 30, 2022. As of the date of this filing, the Bank has not received final notice from the Finance Agency regarding its capital classification for the quarter ended December 31, 2022.

Mandatorily Redeemable Capital Stock. The Bank is a cooperative whose member financial institutions and former members own all of the relevant Bank’s issued and outstanding capital stock. Shares cannot be purchased or sold except between the Bank and its members at the shares’ par value of $100, as mandated by the Bank’s Capital Plan.

At December 31, 2022 and December 31, 2021, the Bank had $27.8 million and $22.5 million, respectively, in capital stock subject to mandatory redemption with payment subject to a five-year waiting period and the Bank meeting its minimum regulatory capital requirements. The estimated dividends on mandatorily redeemable capital stock recorded as interest expense were $1.6 million, $3.7 million, and $16.6 million during 2022, 2021 and 2020.

Notes to Financial Statements (continued)
The following table provides the related dollar amounts for activities recorded in mandatorily redeemable capital stock during 2022, 2021, and 2020.

	December 31,
(in thousands)	2022	2021	2020
Balance, beginning of the period	$22,457	$142,807	$343,575
Capital stock subject to mandatory redemption reclassified from capital	5,809	1,069	39,457
Redemption/repurchase of mandatorily redeemable stock	(503)	(121,419)	(240,225)
Balance, end of the period	$27,763	$22,457	$142,807

As of December 31, 2022, the total mandatorily redeemable capital stock reflected the balance for six institutions. Three institutions were merged out of district and are considered to be non-members and one relocated and became a member of another FHLBank at which time the membership with the Bank terminated. Two other institutions have notified the Bank of their intention to voluntarily redeem their capital stock and withdraw from membership. These institutions will continue to be members of the Bank until the withdrawal period is completed.

The following table shows the amount of mandatorily redeemable capital stock by contractual year of redemption at December 31, 2022 and December 31, 2021.

	December 31,
(in thousands)	2022	2021
Due in 1 year or less	$20,000	$—
Due after 1 year through 2 years	—	20,000
Due after 2 years through 3 years	34	—
Due after 3 years through 4 years	527	26
Due after 4 years through 5 years	5,571	459
Past contractual redemption date due to remaining activity	1,631	1,972
Total	$27,763	$22,457

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

Dividends and Retained Earnings. In accordance with the Joint Capital Enhancement Agreement (JCEA), entered into by the Bank, as amended, the Bank allocates on a quarterly basis 20% of its net income to a separate restricted retained earnings account (RRE) until the account balance equals at least 1% of the Bank's average balance of outstanding consolidated obligations for the current quarter. These RRE are not available to pay dividends and are presented separately from other retained earnings on the Statement of Condition. Additionally, the Capital Agreement provides that amounts in restricted retained earnings in excess of 150% of the Bank’s restricted retained earnings minimum (i.e., one percent of the average balance of outstanding consolidated obligations calculated as of the last day of each calendar quarter) may be released from restricted retained earnings. As a result of increased consolidated obligations, an allocation of net income was made to RRE during the second, third, and fourth quarters of 2022. At December 31, 2022, retained earnings were $1,536.2 million, including $1,037.2 million of unrestricted retained earnings and $499.0 million of RRE.

Notes to Financial Statements (continued)
Dividends paid by the Bank are subject to Board approval and may be paid in either capital stock or cash; historically, the Bank has paid cash dividends only. These dividends are based on stockholders' average balances for the previous quarter.
Dividends paid in 2022, 2021 and 2020 are presented in the table below.

	Dividend - Annual Yield
	2022		2021		2020
	Membership	Activity	Membership	Activity	Membership	Activity
February	1.25%	5.25%	2.50%	5.75%	4.50%	7.75%
April	1.25%	5.25%	2.50%	5.75%	3.00%	6.25%
July	2.25%	6.25%	1.25%	5.25%	3.00%	6.25%
October	3.25%	7.25%	1.25%	5.25%	3.00%	6.25%

In February 2023, the Bank paid a quarterly dividend equal to an annual yield of 4.00% on membership stock and 7.95% on activity stock.

The following table summarizes the changes in AOCI for 2022, 2021 and 2020.

(in thousands)	Net Unrealized Gains(Losses) on AFS	Non-credit OTTI Gains(Losses) on AFS	Net Unrealized Gains (Losses) on Hedging Activities	Pension and Post-Retirement Plans	Total
December 31, 2019	$45,155	$51,704	$149	$(5,182)	$91,826
Other comprehensive income (loss) before reclassification:
Adoption of ASU -2016-13	51,704	(51,704)	—	—
Net unrealized gains (losses)	46,733	—	—	—	46,733
Amortization on hedging activities	—	—	(149)	—	(149)
Pension and post-retirement	—	—	—	(1,084)	(1,084)
December 31, 2020	$143,592	$—	$—	$(6,266)	$137,326

December 31, 2020	$143,592	$—	$—	$(6,266)	$137,326
Other comprehensive income (loss) before reclassification:
Net unrealized gains (losses)	(28,577)	—	—	—	(28,577)
Pension and post-retirement	—	—	—	1,442	1,442
December 31, 2021	$115,015	$—	$—	$(4,824)	$110,191

December 31, 2021	$115,015	$—	$—	$(4,824)	$110,191
Other comprehensive income (loss) before reclassification:
Net unrealized gains (losses)	(180,423)	—	—	—	(180,423)
Reclassifications from OCI to net income:
Reclassification adjustment for net (gains) losses included in net income	(509)	—	—	—	(509)
Pension and post-retirement	—	—	—	4,214	4,214
December 31, 2022	$(65,917)	$—	$—	$(610)	$(66,527)

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
The most recent Form 5500 available for the Defined Benefit Plan is for the fiscal year ended June 30, 2021. The Bank’s contributions to the Defined Benefit Plan during 2022 and 2021 were less than 5% of the total plan contributions during each of the plan years ended June 30, 2021 and 2020.

(dollars in thousands)	2022		2021		2020
Net pension cost charged to compensation and benefit expense for the year ended December 31	$2,642		$3,370		$3,572
Defined Benefit Plan funded status as of July 1	118.9%	(a)	130.6%	(b)	108.5%
Bank’s funded status as of July 1	155.0%		170.8%		141.1%
(a) The Defined Benefit Plan’s funded status as of July 1, 2022 is preliminary and may increase because the plan’s participants are permitted to make contributions for the plan year ended June 30, 2022 through March 15, 2023. The final funded status will not be available until the Form 5500 is filed (this Form 5500 is due April 2023).
(b) The funded status disclosed is preliminary as the Form 5500 had not been filed when disclosed.

Included in the net pension costs above are discretionary contributions of $2.0 million, $2.7 million and $3.0 million in 2022, 2021 and 2020, respectively. As the Defined Benefit Plan's year-end is June 30, the Bank's discretionary contributions, which occur during the Bank's calendar year, may be allocated to multiple Defined Benefit Plan years.

Qualified Defined Contribution Plan. The Bank also maintains a defined contribution plan for its employees. The Bank’s contributions consist of a matching contribution equal to a percentage of voluntary employee contributions, subject to certain limitations. For those employees that meet certain eligibility requirements and were hired on or after January 1, 2019, the Bank will make an additional contribution to the plan equal to a percentage of the eligible employee’s plan salary. The Bank recognized $1.7 million, $1.6 million and $1.6 million in expense related to plan contributions during 2022, 2021 and 2020, respectively.

    Nonqualified Supplemental Deferred Compensation Plans. In addition, the Bank maintains nonqualified deferred compensation plans, available to select employees and directors, which are, in substance, unfunded supplemental defined contribution retirement plans. The plans’ liabilities consist of the accumulated compensation deferrals and accrued earnings (losses) on the deferrals. The Bank’s obligation from these plans was $17.7 million and $18.4 million at December 31, 2022 and December 31, 2021, respectively, and the Bank recognized operating expenses of $(1.5) million, $2.1 million, and $1.1 million for 2022, 2021 and 2020, respectively. Although the nonqualified compensation plans are unfunded, the Bank owns mutual funds held in a Rabbi trust to help secure the Bank’s obligation to participants and to partially offset the earnings (losses) of certain deferred compensation agreements. The fair value of the mutual funds was $13.9 million and $14.2 million at December 31, 2022 and December 31, 2021, respectively.

Notes to Financial Statements (continued)

Post-retirement Health Benefit Plan. The Bank sponsors an unfunded retiree benefits program that includes health care and life insurance benefits for eligible retirees. Employees who retired prior to January 1, 1992 receive health care benefits at the Bank’s expense after age 65. Employees retiring after January 1, 1992 participate in a health reimbursement account (HRA). At the discretion of the Bank, the amount can be modified. A limited life insurance benefit is provided at the Bank’s expense for retirees who retired prior to January 1, 2009. Employees who retired after January 1, 1992 but prior to January 1, 2009 were required to meet specific eligibility requirements of age 65 or age 60 with a minimum of 10 years of service at the time of retirement to be eligible for retiree health and life insurance benefits. The Accumulated Post-retirement Benefit Obligation (APBO) was $2.1 million and $2.5 million at December 31, 2022 and December 31, 2021, respectively.
Supplemental Executive Retirement Plan (SERP). The Bank also maintains an unfunded SERP, a nonqualified defined benefit retirement plan, for executives hired prior to January 1, 2019. The SERP is intended to ensure, among other things, that participants receive the full amount of benefits to which they would have been entitled under the qualified defined benefit pension plan in the absence of limits on benefits levels imposed by the Internal Revenue Service. The accumulated benefit obligation for the SERP was $9.5 million and $10.4 million at December 31, 2022 and December 31, 2021, respectively. As noted above, all nonqualified plans maintained by the Bank are unfunded; however, the Bank is the beneficiary of certain mutual funds held in a Rabbi trust which assets help secure the Bank’s obligation to participants. The fair value of the mutual funds was $2.1 million at both December 31, 2022 and December 31, 2021.
The Post-retirement Health Benefit Plan and SERP are not material to the Bank. However, the following table sets forth their benefit obligations recorded in Other liabilities on the Statements of Condition and amounts recognized in AOCI. In addition, the Bank recognized $1.8 million, $3.3 million, and $2.5 million in expense related to these two plans during 2022, 2021 and 2020, respectively, of which the service cost component was recognized in Compensation and benefits expense and all other costs were recognized in Other operating expense on the Statements of Income.

	SERP		Post-retirement Health Benefit Plan		Total
(in thousands)	2022	2021	2022	2021	2022	2021
Benefit obligations	$11,741	$13,885	$2,060	$2,511	$13,801	$16,396
Unrealized actuarial gains (losses) in AOCI	$(1,255)	$(4,924)	$644	$100	$(611)	$(4,824)

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

The following table includes significant outstanding related party member activity balances.

	December 31,
(in thousands)	2022	2021
Advances	$42,401,975	$6,948,649
Letters of credit (1)	16,928,206	15,717,397
MPF loans	263,795	145,193
Deposits	32,335	44,415
Capital stock	1,891,978	510,256
Note:
(1) Letters of credit are off-balance sheet commitments.

The following table summarizes the effects on the Statement of Income corresponding to the related party member balances above. Amounts related to interest expense on deposits were immaterial for the periods presented.

	Year ended December 31,
(in thousands)	2022	2021	2020
Interest income on advances (1)	$644,622	$152,444	$434,423
Interest income on MPF loans	10,897	50,200	24,875
Letters of credit fees	10,003	18,574	2,984
Note:
(1) Interest income on advances includes contractual interest income and prepayment fees. The effect of derivative activities is not included.

The following table summarizes the effect of the MPF activities with FHLBank of Chicago.

	Year ended December 31,
(in thousands)	2022	2021	2020
Servicing fee expense	$3,562	$3,669	$3,909

	December 31,
(in thousands)	2022	2021
Interest-bearing deposits maintained with FHLBank of Chicago	$5,119	$5,409

From time to time, the Bank may borrow from or lend to other FHLBanks on a short-term uncollateralized basis. The amount loaned by the bank to other FHLBanks and repaid was $1.8 billion in 2022, none in 2021, and $5.0 million in 2020. The amount borrowed from and repaid to other FHLBanks was $2.0 billion in 2022, $5.0 million in 2021 and $30.0 million in 2020.

Notes to Financial Statements (continued)
    Subject to mutually agreed upon terms, on occasion an FHLBank may transfer at fair value its primary debt obligations to another FHLBank. During 2022, 2021 and 2020, there were no transfers of debt between the Bank and another FHLBank.

From time to time, a member of one FHLBank may be acquired by a member of another FHLBank. When such an acquisition occurs, the two FHLBanks may agree to transfer at fair value the loans of the acquired member to the FHLBank of the surviving member. The FHLBanks may also agree to the purchase and sale of any related hedging instrument. The Bank had no such activity during 2022, 2021 and 2020.

Note 14 – Estimated Fair Values

    Fair value amounts have been determined by the Bank using available market information and appropriate valuation methods. GAAP defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date (i.e., an exit price). These estimates are based on recent market data and other pertinent information available to the Bank at December 31, 2022 and December 31, 2021. Although the management of the Bank believes that the valuation methods are appropriate and provide a reasonable determination of the fair value of these financial instruments, there are inherent limitations in any valuation technique. Therefore, these fair values are not necessarily equal to the amounts that would be realized in current market transactions, although they do reflect the Bank’s judgment of how a market participant would estimate the fair values.

The carrying value and estimated fair value of the Banks’ financial instruments at December 31, 2022 and December 31, 2021 are presented in the table below.
Fair Value Summary Table

	December 31, 2022
(in thousands)	Carrying Value	Level 1	Level 2	Level 3	Netting Adjustment and Cash Collateral (1)	Estimated Fair Value
Assets:
Cash and due from banks	$13,242	$13,242	$—	$—	$—	$13,242
Interest-bearing deposits	2,471,135	2,471,135	—	—	—	2,471,135
Securities purchased under agreement to resell (2)	3,200,000	—	3,200,137	—	—	3,200,137
Federal funds sold	3,050,000	—	3,050,141	—	—	3,050,141
Trading securities	214,008	—	214,008	—	—	214,008
AFS securities	12,190,560	—	12,048,289	142,271	—	12,190,560
HTM securities	956,471	—	824,230	50,052	—	874,282
Advances	68,856,236	—	68,548,367	—	—	68,548,367
Mortgage loans held for portfolio, net	4,590,888	—	4,039,588	—	—	4,039,588
BOB loans, net	22,998	—	—	22,998	—	22,998
Accrued interest receivable	310,081	—	310,081	—	—	310,081
Derivative assets	228,996	—	60,626	—	168,370	228,996
Liabilities:
Deposits	$553,279	$—	$553,279	$—	$—	$553,279
Discount notes	33,745,478	—	33,739,166	—	—	33,739,166
Bonds	56,471,455	—	55,694,094	—	—	55,694,094
Mandatorily redeemable capital stock (3)	27,763	28,321	—	—	—	28,321
Accrued interest payable (3)	287,539	—	286,981	—	—	286,981
Derivative liabilities	13,438	—	1,009,632	—	(996,194)	13,438

Notes to Financial Statements (continued)

	December 31, 2021
(in thousands)	Carrying Value	Level 1	Level 2	Level 3	Netting Adjustment and Cash Collateral (1)	Estimated Fair Value
Assets:
Cash and due from banks	$428,190	$428,190	$—	$—	$—	$428,190
Interest-bearing deposits	528,476	528,476	—	—	—	528,476
Securities purchased under agreement to resell (2)	1,670,000	—	1,670,004	—	—	1,670,004
Federal funds sold	1,975,000	—	1,975,008	—	—	1,975,008
Trading securities	243,262	—	243,262	—	—	243,262
AFS securities	12,467,293	—	12,272,868	194,425	—	12,467,293
HTM securities	1,213,872	—	1,177,957	70,406	—	1,248,363
Advances	14,124,375	—	14,169,479	—	—	14,169,479
Mortgage loans held for portfolio, net	4,676,183	—	4,719,966	—	—	4,719,966
BOB loans, net	22,501	—	—	22,501	—	22,501
Accrued interest receivable	74,660	—	74,660	—	—	74,660
Derivative assets	182,853	—	2,447	—	180,406	182,853
Liabilities:
Deposits	$1,087,507	$—	$1,087,507	$—	$—	$1,087,507
Discount notes	10,493,617	—	10,492,517	—	—	10,492,517
Bonds	23,105,738	—	23,205,896	—	—	23,205,896
Mandatorily redeemable capital stock (3)	22,457	22,752	—	—	—	22,752
Accrued interest payable (3)	59,123	—	58,829	—	—	58,829
Derivative liabilities	5,845	—	73,820	—	(67,975)	5,845
Notes:
(1) Amounts represent the application of the netting requirements that allow the Bank to settle positive and negative positions and also cash collateral held and related interest accrued or placed by the Bank with the same clearing agent and/or counterparties.
(2) Based on the fair value of the related collateral held, the securities purchased under agreements to resell were fully collateralized for the periods presented. There were no offsetting liabilities related to these securities at December 31, 2022 and December 31, 2021. These instruments’ maturity term is overnight.
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

    As of December 31, 2022, for substantially all of its MBS, the Bank received a price from all of its vendors and the default price was the final price. Based on the Bank’s reviews of the pricing methods including inputs and controls employed by the third-party pricing vendors and the relative lack of dispersion among the vendor prices (or, in those instances in which there were outliers or significant yield variances, the Bank’s additional analyses), the Bank believes the final prices are representative of the prices that would have been received if the assets had been sold at the measurement date (i.e., exit prices) and further that

Notes to Financial Statements (continued)
the fair value measurements are classified appropriately in the fair value hierarchy. There continues to be unobservable inputs and a lack of significant market activity for private label MBS; therefore, the Bank classified private label MBS as Level 3.

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

Notes to Financial Statements (continued)
Fair Value Measurements. The following tables present, for each hierarchy level, the Bank’s assets and liabilities that are measured at fair value on a recurring or non-recurring basis on its Statement of Condition at December 31, 2022 and December 31, 2021. The Bank measures certain mortgage loans held for portfolio at fair value when a charge-off is recognized and subsequently when the fair value of collateral less costs to sell is lower than the carrying amount. Real estate owned is measured using fair value when the assets' fair value less costs to sell is lower than the carrying amount.

	December 31, 2022
(in thousands)	Level 1	Level 2	Level 3	Netting Adjustment and Cash Collateral(1)	Total
Recurring fair value measurements - Assets:
Trading securities:
Non MBS:
GSE obligations	—	214,008	—	—	214,008
Total trading securities	$—	$214,008	$—	$—	$214,008
AFS securities:
Non-MBS:
U.S. Treasury obligations	$—	$5,232,493	$—	$—	$5,232,493
GSE and TVA obligations	—	1,125,743	—	—	1,125,743
State or local agency obligations	—	170,263	—	—	170,263
MBS:
U.S. obligations single-family	—	482,982	—	—	482,982
GSE single-family	—	1,881,037	—	—	1,881,037
GSE multifamily	—	3,155,771	—	—	3,155,771
Private label	—	—	142,271	—	142,271
Total AFS securities	$—	$12,048,289	$142,271	$—	$12,190,560
Derivative assets:
Interest rate related	$—	$60,616	$—	$168,370	$228,986
Mortgage delivery commitments	—	10	—	—	10
Total derivative assets	$—	$60,626	$—	$168,370	$228,996
Total recurring assets at fair value	$—	$12,322,923	$142,271	$168,370	$12,633,564
Recurring fair value measurements - Liabilities
Derivative liabilities:
Interest rate related	$—	$1,009,591	$—	$(996,194)	$13,397
Mortgage delivery commitments	—	41	—	—	41
Total recurring liabilities at fair value	$—	$1,009,632	$—	$(996,194)	$13,438
Non-recurring fair value measurements - Assets
Impaired mortgage loans held for portfolio	$—	$—	$5,240	$—	$5,240
REO	—	—	403	—	403
Total non-recurring assets at fair value	$—	$—	$5,643	$—	$5,643

Notes to Financial Statements (continued)

	December 31, 2021
(in thousands)	Level 1	Level 2	Level 3	Netting Adjustment and Cash Collateral(1)	Total
Recurring fair value measurements - Assets:
Trading securities:
Non MBS:
GSE and TVA obligations	—	243,262	—	—	243,262
Total trading securities	$—	$243,262	$—	$—	$243,262
AFS securities:
Non MBS:
U.S. Treasury obligations	$—	$5,075,232	$—	$—	$5,075,232
GSE and TVA obligations	—	1,493,652	—	—	$1,493,652
State or local agency obligations	—	207,197	—	—	207,197
MBS:
U.S. obligations single-family	—	398,807	—	—	398,807
GSE single-family	—	2,093,069	—	—	2,093,069
GSE multifamily	—	3,004,911	—	—	3,004,911
Private label	—	—	194,425	—	194,425
Total AFS securities	$—	$12,272,868	$194,425	$—	$12,467,293
Derivative assets:
Interest rate related	$—	$2,445	$—	$180,406	$182,851
Mortgage delivery commitments	—	2	—	—	2
Total derivative assets	$—	$2,447	$—	$180,406	$182,853
Total recurring assets at fair value	$—	$12,518,577	$194,425	$180,406	$12,893,408
Recurring fair value measurements - Liabilities
Derivative liabilities:
Interest rate related	$—	$73,689	$—	$(67,975)	$5,714
Mortgage delivery commitments	—	131	—	—	131
Total recurring liabilities at fair value	$—	$73,820	$—	$(67,975)	$5,845
Non-recurring fair value measurements - Assets
Impaired mortgage loans held for portfolio	$—	$—	$10,570	$—	$10,570
REO	—	—	478	—	478
Total non-recurring assets at fair value	$—	$—	$11,048	$—	$11,048
Notes:
(1)Amounts represent the application of the netting requirements that allow the Bank to settle positive and negative positions and also cash collateral and related accrued interest held or placed by the Bank with the same clearing agent and/or counterparties.

Notes to Financial Statements (continued)
Level 3 Disclosures for all Assets and Liabilities That Are Measured at Fair Value on a Recurring Basis. The following table presents a reconciliation of all assets and liabilities that are measured at fair value on the Statement of Condition using significant unobservable inputs (Level 3) for the years ended December 31, 2022, 2021 or 2020. For instruments carried at fair value, the Bank reviews the fair value hierarchy classifications each quarter. Changes in the observability of the valuation attributes may result in a reclassification of certain financial assets or liabilities. Such reclassifications are reported as transfers in/out at fair value in the quarter in which the changes occur. There were no Level 3 transfers during 2022, 2021 or 2020.

	AFS Private Label MBS Year Ended December 31, 2022	AFS Private Label MBS Year Ended December 31, 2021	AFS Private Label MBS Year Ended December 31, 2020
Balance, beginning of period	$194,425	$252,600	$326,146
Total gains (losses) (realized/unrealized) included in:
(Provision) reversal for credit losses	(6,154)	39	(2,417)
Accretion of credit losses in interest income	9,271	9,651	11,635
Net unrealized gains (losses) on AFS in OCI	(22,172)	(4,239)	(14,530)
Purchases, issuances, sales, and settlements:
Settlements	(33,099)	(63,626)	(68,234)
Balance at December 31	$142,271	$194,425	$252,600
Total amount of gains for the periods presented included in earnings attributable to the change in unrealized gains or (losses) relating to assets and liabilities still held at December 31	$2,798	$9,467	$9,218
Change in unrealized gains (losses) for the period included in other comprehensive income for assets held December 31	$(22,172)	$(4,239)	$(14,530)

Notes to Financial Statements (continued)
Note 15 – Commitments and Contingencies

    The following table presents the Bank’s various off-balance sheet commitments which are described in detail below.

(in thousands)	December 31, 2022			December 31, 2021
Notional amount	Expiration Date Within One Year	Expiration Date After One Year	Total	Total
Standby letters of credit outstanding (1) (2)	$22,126,676	$—	$22,126,676	$19,419,734
Commitments to fund additional advances and BOB loans	373	—	373	12,206
Commitments to purchase mortgage loans	10,287	—	10,287	24,822
Unsettled consolidated obligation discount notes, at par	15,370	—	15,370	—
Unsettled consolidated obligation bonds, at par	1,080,000	—	1,080,000	82,000
Notes:
(1) Excludes approved requests to issue future standby letters of credit of $0.0 million at December 31, 2022 and $357.5 million at December 31, 2021.
(2) Letters of credit in the amount of $2.2 billion at December 31, 2022 and $4.3 billion at December 31, 2021, have renewal language that permits the letter of credit to be renewed for an additional period with a maximum renewal period of approximately five years.

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

    Unearned fees related to standby letters of credit are recorded in other liabilities and had a balance of $4.2 million at December 31, 2022 and $4.3 million at December 31, 2021. The Bank manages the credit risk of each member on the basis of the member's TCE to the Bank which includes its standby letters of credit. The Bank has established parameters for the review, assessment, monitoring and measurement of credit risk related to these standby letters of credit as described in Note 5 - Advances.

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

The Bank does not have any legally binding or unconditional unused lines of credit for advances at December 31, 2022 or December 31, 2021. However, within the Bank’s Rollover (weekly/monthly) advance product, there were conditional lines of credit outstanding of $9.6 billion at December 31, 2022 and $11.9 billion at December 31, 2021.

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

Notes 1, 5, 7, 9, 10, 11 and 13 also discuss other commitments and contingencies.

Item 9: Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None

Item 9A: Controls and Procedures

Disclosure Controls and Procedures

Under the supervision and with the participation of the Bank’s management, including the chief executive officer and chief financial officer (principal financial officer), the Bank conducted an evaluation of its disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the 1934 Act). Based on this evaluation, the Bank’s chief executive officer and chief financial officer (principal financial officer) concluded that the Bank’s disclosure controls and procedures were effective as of December 31, 2022.
Management’s Report on Internal Control Over Financial Reporting

See Item 8. Financial Statements and Supplementary Data — Management’s Annual Report on Internal Control over Financial Reporting in this Form 10-K.

Changes in Internal Control Over Financial Reporting

There have been no changes in internal control over financial reporting that occurred during the fourth quarter of 2022 that have materially affected, or are reasonably likely to materially affect, the Bank’s internal control over financial reporting.

Item 9B: Other Information

None

Item 9C: Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

Not applicable.

PART III

Item 10: Directors, Executive Officers and Corporate Governance
As required by the Housing Act, the Bank’s Board is comprised of a combination of industry directors elected by the Bank’s member institutions (Member Directors) on a state-by-state basis and independent directors elected by a plurality of the Bank’s members (Independent Directors). No member of the Bank’s management may serve as a director of an FHLBank. The Bank’s Board currently includes nine Member Directors and seven Independent Directors. Of the 16 Directors, 10 identify as male and six as female. Three of the Directors identify as racial/ethnic minority. The Housing Act requires that all of the Bank's Directors be elected by the Bank's members.

Nomination of Member Directors

Member Directors are required by statute and regulation to meet certain specific criteria in order to be eligible to be elected and serve as Bank Directors. To be eligible, an individual must: (1) be an officer or director of a Bank member institution located in the state in which there is an open Bank Director position; (2) the member institution must be in compliance with the minimum capital requirements established by its regulator; and (3) the individual must be a U.S. citizen. See 12 U.S.C. §1427 and 12 C.F.R. §§1261 et. seq. These criteria are the only permissible eligibility criteria that Member Directors must meet. The FHLBanks are not permitted to establish additional eligibility criteria or qualifications for Member Directors or nominees. For Member Directors, each eligible institution may nominate representatives from member institutions in its respective state to serve four-year terms on the Board of the Bank.

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

Because of the laws and regulations governing FHLBank Member Director nominations and elections, an FHLBank does not know what factors a Bank’s member institution considers in selecting Member Director nominees or electing Member Directors. Under 12 C.F.R. §1261.9, if an FHLBank’s Board has performed a self-assessment, then, in publishing the nomination or election announcement, that FHLBank can include a statement indicating to the FHLBank’s members participating in the election what skills or experience the Board believes would enhance the FHLBank’s Board. In 2022, 2021 and 2020, the Bank included a statement in its nomination announcement that candidate diversity should be considered by members when nominating candidates for Member Directorships.

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

In 2022, 2021 and 2020, the Bank’s Independent Director nomination notice included a statement encouraging members to consider diversity. In addition, in 2022 the Bank’s Board determined that there was a need for, FHLBank Board institutional knowledge and leadership experience, on the Board and included this information in its election materials. Prior to finalizing the Independent Director nominee slate, the Board (or representatives thereof) is required to consult with the Bank’s Affordable Housing Advisory Council and the slate must be sent to the Finance Agency for its review.

In 2022, the Board selected incumbent director Mr. Glenn R. Brooks as an independent director nominee based on a determination that he met the required regulatory qualifications. Mr. Glenn R. Brooks was elected to the Bank’s Board in 2022 (for a term beginning January 2023).

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

2022 Member and Independent Director Elections

Voting rights and process with regard to the election of Member and Independent Directors are set forth in 12 U.S.C. §1427 and 12 C.F.R. §1261. For the election of both Member Directors and Independent Directors, each eligible institution is entitled to cast one vote for each share of stock that it was required to hold as of the record date (December 31 of the preceding year); however, the number of votes that each institution may cast for each directorship cannot exceed the average number of shares of stock that were required to be held by all member institutions located in that state on the record date. The only matter submitted to a vote of shareholders in 2022 was the election of vacant Member and Independent Directors, which occurred in the fourth quarter of 2022 as described below. The Bank conducted these elections to fill the open Member and Independent Directorships for 2022 designated by the Finance Agency.

In 2022, the nomination and election of Member Directors and Independent Directors was conducted electronically. No meeting of the members was held in regard to the election. The Board of the Bank does not solicit proxies, nor are eligible institutions permitted to solicit or use proxies to cast their votes in an election for Member or Independent Directors. The election was conducted in accordance with 12 C.F.R. Part 1261. There were three Member Director seats up for election in 2022, one in each of Pennsylvania, Delaware and West Virginia. The Pennsylvania Member Director re-elected was Ms. Jeane M. Vidoni. The Delaware and West Virginia Member Directors newly elected were Ms. Blanche L. Jackson and Mr. H. Charles Maddy. The Independent Director re-elected was Mr. Glenn R. Brooks. Information about the results of the 2022 Member and Independent Director elections, including the votes cast, was reported in the Form 8-K filed on November 17, 2022, as amended on December 20, 2022.

Information Regarding Current FHLBank Directors

The following table sets forth certain information (ages as of February 28, 2023) regarding each of the Directors currently serving on the Bank’s Board. No Director of the Bank is related to any other Director or executive officer of the Bank by blood, marriage, or adoption.

Name	Age	Director Since	Term Expires	Board Committees
William C. Marsh (Member)[1]	56	2012	2023	(g)(h)(i)
Louise M. Herrle (Independent)[2]	65	2018	2023	(g)(h)(i)
Barbara Adams (Independent)	71	2022	2025	(a)(d)(h)(i)
Pamela C. Asbury (Member)[3]	58	2015	2023	(c)(e)(g)(h)(i)
Thomas Bailey (Member)	61	2022	2025	(a)(d)(h)(i)
Glenn R. Brooks (Independent)[4]	59	2015	2026	(d)(e)(g)(h)(i)
Romulo L. Diaz, Jr., Esq. (Independent)	76	2021	2024	(b)(f)(h)(i)
James V. Dionise (Member)	61	2021	2024	(a)(b)(g)(h)(i)
Angel L. Helm (Independent)[5]	60	2019	2023	(a)(b)(g)(h)(i)
Blanche L. Jackson (Member)	57	2023	2026	(a)(d)(h)(i)
H. Charles Maddy, III (Member)	59	2023	2026	(b)(e)(h)(i)
Joseph W. Major (Member)	67	2022	2025	(c)(f)(h)(i)
Brendan J. McGill (Member)	54	2017	2024	(c)(f)(g)(h)(i)
Thomas H. Murphy (Independent)[6]	60	2016	2025	(c)(e)(g)(h)(i)
Dr. Howard B. Slaughter, Jr. (Independent)[7]	65	2020	2024	(c)(e)(g)(h)(i)
Jeane M. Vidoni (Member)	62	2019	2026	(d)(f)(g)(h)(i)
(a) Member of Audit Committee
(b) Member of Finance Committee
(c) Member of Governance and Public Policy Committee
(d) Member of Affordable Housing, Products and Services Committee
(e) Member of Operational Risk Committee
(f) Member of Human Resources
(g) Member of Executive Committee
(h) Member of Enterprise Risk Management (ERM) Committee. This is a committee of the whole Board
(i) Member of Diversity, Equity & Inclusion (DEI) Committee. This is a committee of the whole Board

1 Serves on the Executive, DEI and ERM Committees and as a non-voting ex-officio member of each other standing Board committee.
2 Serves on the Executive, DEI and ERM Committees and as a non-voting ex-officio member of each other standing Board committee. Pursuant to Finance Agency Regulation, Ms. Herrle was originally elected by the Board, effective September 10, 2018, to fill a seat vacated for a term ending December 31, 2019.
3 Ms. Asbury was originally elected in 2015 by the Board to fill a seat vacated by a Delaware Member Director for a term ending December 31, 2015.
4 Pursuant to Finance Agency Regulation, Mr. Glenn R. Brooks was originally elected by the Board, effective January 1, 2015, to fill a seat vacated by an Independent Director for a term ending December 31, 2018. He was again elected in 2018 to fill a seat vacated by an Independent Director for a term ending December 31, 2022.
5 Pursuant to Finance Agency Regulation, Ms. Helm was originally elected by the Board to fill a seat, effective April 1, 2019, vacated by an Independent Director for a term ending December 31, 2019.
6 Pursuant to Finance Agency Regulation, Mr. Murphy was originally elected by the Board effective November 14, 2016 to fill a seat vacated for a term ending December 31, 2017.
7 Pursuant to Finance Agency Regulation, Dr. Slaughter was originally elected by the Board, effective January 1, 2020, to fill a seat vacated by an Independent Director for a term ending December 31, 2020

William Marsh joined the Board of Directors of the Bank in January 2012. Since January 2023 Mr. Marsh has served as Senior Vice President and Regional President - Pennsylvania for Farmers National Bank Corp. and since October 2022 as Executive Vice President and ESG Officer for Peoples Security Bank and Trust Company. From January 2009 to January 2023 he had been Chairman of the Board, President and Chief Executive Officer of Emclaire Financial Corp. and The Farmers National Bank of Emlenton – prior to that he served as Executive Vice President and Chief Financial Officer of these entities since June 2006. Mr. Marsh has served as the chief financial officer and executive of a number of publicly traded bank holding companies since 1994. Prior to that he served as an audit manager with the international accounting firm, KPMG. Mr. Marsh is a CPA.

Louise Herrle joined the Board of Directors of the Bank in September 2018. Ms. Herrle is a senior corporate finance executive with extensive experience in developing and leading innovative global debt finance programs and in capital market risk management. Most recently, Ms. Herrle was the Managing Director of Capital Markets for Incapital, LLC, and retired from that position in 2019. In addition, she has provided financial advisory services to Fortune 100 companies and was the leading architect of a financing platform for social impact investments. Ms. Herrle has received multiple awards for excellence in corporate financing and was a featured speaker for industry events and conferences throughout her career. She is the former Executive Board Chair of Strong Women, Strong Girls, Inc. and continues to serve on the Finance Committee, as an advisor for Strategic Planning and is a member of the Emeritus Board. Other board positions include serving on the Advisory Board of Power Forward Inc. and as a Cabinet Member of the Capital Campaign for Light of Life Rescue Mission. Ms. Herrle received her BSBA degree from Robert Morris University, and in 2020 became NACD (National Association of Corporate Directors) Directorship Certified.

Barbara Adams joined the Board of Directors of the Bank in January 2022. Ms. Adams serves on the board of directors of FS KKR Capital Corp. (NYSE:FSK), successor by merger to FSIC II, FSIC III and FSIC IV, on whose boards Ms. Adams also served at various times beginning in 2012. In October 2022, Ms. Adams was elected to serve as a trustee of KKR FS Income Trust, an affiliate of FSK. Ms. Adams served as the executive vice president–legal affairs and general counsel of the Philadelphia Housing Authority from August 2011 to April 2016, and as a trustee of each of the Philadelphia Housing Authority Retirement Income Trust and the Philadelphia Housing Authority Defined Contribution Pension Plan from November 2011 to April 2016. She served as the general counsel of the Commonwealth of Pennsylvania (the “Commonwealth”) from June 2005 until January 2011. Prior to her appointment as general counsel to the Commonwealth, Ms. Adams was a partner at the law firm of Duane Morris LLP. Ms. Adams served as the housing policy committee co-chair for Governor-elect Edward G. Rendell’s transition team and served on the housing policy committee for Governor-elect Tom Wolf’s transition team. She is currently a member of the board and secretary of the Philadelphia Energy Authority and a member of the board and of the executive committee and the co-Vice Chair of the Committee of Seventy. Ms. Adams is a graduate of Temple University (now Beasley) School of Law and a graduate of Smith College.

Pamela Asbury joined the Board of Directors of the Bank in January 2015. Ms. Asbury is Vice President of the U.S. life insurance companies of Genworth Financial, Inc., including Genworth Life Insurance Company and has over 36 years of experience in the insurance industry. She currently serves as Senior Director, Long Term Care Inforce Products with previous leadership roles in Institutional Markets and Closed Block management. Ms. Asbury received her undergraduate degree from Virginia Commonwealth University’s School of Business.

Thomas Bailey joined the Board of Directors of the Bank in January 2022. Mr. Bailey serves as President and Chief Executive Officer of Brentwood Bank. Prior to assuming the Chief Executive Officer title, Mr. Bailey served as Brentwood Bank’s Chief Financial Officer, overseeing financial and regulatory reporting, asset/liability management, and Brentwood Bank’s investment portfolio. Mr. Bailey serves as Pennsylvania’s Independent Community Bankers of America Federal Delegate and is also an active member and Director of the Pennsylvania Association of Community Bankers (PACB), a state banking trade organization. He previously served as the PACB’s chairman from 2008 to 2009. Since 2016, he has served as Treasurer of the BP Education Foundation within the Bethel Park School District. Mr. Bailey received his Bachelors in Economics from the University of Pittsburgh and holds various banking certificates. Most recently he earned the University of Virginia Darden School of Business’s Strategic Thinking and Action certificate.

Glenn R. Brooks joined the Board of Directors of the Bank in January 2015 and was reelected to the Board of Directors in 2022 for a term beginning January 2023. He is President of Leon N. Weiner & Associates, Inc., a Wilmington, Delaware based homebuilding, development and property management firm. The Weiner organization and its affiliated companies have developed and constructed more than 4,500 homes and 9,000 apartments as well as several hotels, office and retail properties. He is responsible for the strategic direction of the firm along with personal and professional development of the officers and employees of the company. He is a member of the firm’s Board of Directors. He has been employed by the firm since 1986. Mr. Brooks served on the Bank’s Affordable Housing Advisory Council between 2004 and 2012. He served as Vice Chairman of the Council in 2006 and 2007 and as Chairman from 2008 to 2010. Mr. Brooks served as the Chairman of the Building Committee of Grove United Methodist Church in West Chester, Pennsylvania from 2009 through 2010. He also served as the President of the Board of Trustees for five years and served on the church’s Finance and Steering Team from 2015 through 2018. Mr. Brooks sits on the Multifamily Board of Trustees and served as Chairman of the Housing Credit Group Committee of the National Association of Homebuilders in 2015 and 2016. In 2021 he was appointed and currently serves on the board of managers of a privately held de novo hospitality company, Retreat Hotels and Resorts, LLC. He holds a Bachelor of Business Degree from the College of William & Mary in Virginia. Mr. Brooks is a NACD Board Leadership Fellow and earned a Certificate in Corporate Governance from Drexel University.

Romulo L. Diaz, Jr, Esq.. joined the Board of Directors of the Bank in January 2021. Mr. Diaz is the Principal of Turtle on Post LLC, a nonprofit and board advisory services company. Prior to founding Turtle on Post LLC in 2020, Mr. Diaz served as Vice President and General Counsel of PECO Energy, an Exelon company, from 2012 to 2020 and as Vice President of Governmental and External Affairs from 2009 to 2012. He has wide-ranging experience, including experience with government and public policy, regulated industries, strategic planning, operations, legal and risk management, corporate governance, and

ESG matters. He has served as a senior executive in public and private sector organizations and as a director on numerous governmental and nonprofit boards for more than 25 years. He currently serves on the boards of the Center City District of Philadelphia, Latino Corporate Directors Education Foundation, National Association of Corporate Directors (Philadelphia Chapter), Pan American Association of Philadelphia, Pennsylvania Energy Development Authority, and Philadelphia Museum of Art and on the advisory board of PBJ Marketing, LLC. Mr. Diaz earned his B.A. in Plan II Liberal Arts Honors from the University of Texas at Austin and his J.D. from the University of Texas School of Law.

James Dionise joined the Board of Directors of the Bank in January 2021. Mr. Dionise is a Director and the President and Chief Executive Officer of Mars Bancorp, Inc. and its wholly-owned banking subsidiary, Mars Bank. Mr. Dionise began his tenure with Mars Bank in 2007 as Executive Vice President and Chief Operating Officer. In 2008, Mr. Dionise was named President and Chief Executive Officer and elected to its Board of Directors. Prior to joining Mars Bank, Mr. Dionise held financial executive management-level positions with First National Bank of Pennsylvania, Great American Federal, MBNA and PNC Bank. Mr. Dionise began his professional career in 1983 advancing to audit manager with the accounting firm Ernst & Young and is a CPA.

Angel Helm joined the Board of Directors of the Bank in April 2019. Ms. Helm is the former Managing Director of Wells Fargo Securities, from where she retired in 2012. In May 2021, Ms. Helm joined Answers Pet Food Company as a consultant for the purpose of reviewing, revising and implementing new business operation strategies for this troubled organization. Previously in January 2020, Ms. Helm served as Interim Chief Executive Officer of Safe Berks, an agency that provides a safe haven and ongoing support system for victims of domestic violence and sexual assault. She also formerly served as Interim Chief Executive Officer of Olivet Boys and Girls Club of Reading and Berks County. Ms. Helm is a Trustee of Caron Treatment Centers, a leading addiction treatment facility, where she currently serves as Finance Committee Chair and as a member of the Executive and Compensation Committees. In July 2020, Ms. Helm joined the Board of Directors of Tower Health System, headquartered in Reading, PA where she currently is a member of the Finance Committee. She served on the Board of Directors of Alvernia University in Pennsylvania for six years where she co-chaired the successful University’s $9 million capital campaign and previously served as Enrollment Committee Chair. Ms. Helm earned her MBA from St. Joseph’s University and received her B.A. in Business/Managerial Economics from Gettysburg College.

Blanche Jackson is the current Chief Executive Officer of Stepping Stones Community Federal Credit Union in Wilmington, Delaware which is a low-income designated, minority depository institution and a CDFI. Ms. Jackson has served as CEO of Stepping Stones since 2018. She volunteered for over 10 years with the nonprofit organization and board of directors to help charter and launch the credit union which was chartered in 2011. Its critical mission is to provide an inclusive and affordable option for everyone to have access to a federally insured financial institution. Ms. Jackson has been able to leverage her 20+ years of experience in leading financial institutions to accelerate the growth of the credit union and provide access to affordable credit for its membership. She is responsible for ensuring the adequacy and soundness of the credit union’s financial structure. Ms. Jackson's career started at the Delaware State Police Federal Credit Union where she was employed for over 20 years. As the Executive Vice President, she was responsible for the day-to-day operations as well as overseeing the accounting and finance department which included asset liability management and its associated risks. She was also responsible for the oversight of the lending department, which included an in-house mortgage department, and for implementing the Freddie Mac seller/servicer program. She is also a current member of the board of directors of Inclusiv and serves as its Treasurer. Inclusiv is a certified CDFI intermediary that provides capital, builds capacity, and advocates for member community development credit unions. Inclusiv serves over 18 million residents of low-income urban, rural, and reservation-based communities across the U.S. and in Puerto Rico. In addition to her experience with Stepping Stones, Ms. Jackson has held a variety of leadership positions at other credit unions: COO, Tidemark Federal Credit Union, 2016 – 2018 and EVP, Delaware State Police Federal Credit Union, 1998 – 2016. Ms. Jackson holds a, BS in Finance and holds the following certifications: Certified Chief Executive (CCE) – Credit Union Executive Society certified in May 2017, Nationally Certified Compliance Officer (NCCO) – National Association of Federal Credit Union certified in April 1999. Ms. Jackson received her B.S. in Finance from Wilmington University

H. Charles Maddy, III is President and CEO of Summit Financial Group, Inc., a $3.76 billion financial holding company headquartered in Moorefield, West Virginia and has served as a member of its Board of Directors since 1993. He also serves as Chairman of Summit’s banking subsidiary, Summit Community Bank. MR. Maddy is a native West Virginian, born in Hinton. Mr. Maddy graduated Valedictorian from Greenbrier West High School in 1981 and attended Concord College from which he graduated magna cum laude with a B.S. in Business Administration and concentration in accounting in 1985. Mr. Maddy began his professional career as a staff accountant at Arnett & Foster, CPA’s and was promoted each year of his tenure with the firm. He became a Certified Public Accountant in 1987. In 1988, when Mr. Maddy joined Summit (formerly known as South Branch Valley National Bank), its assets totaled $80 million and operated three branches in West Virginia’s Eastern Panhandle. Today, under Mr. Maddy’s leadership, Summit’s community bank operates 45 full-service banking locations in West Virginia, Virginia, and Kentucky and has assets totaling over $3.8 billion. Mr. Maddy has extensive responsibilities that require an understanding of a wide range of business principles and issues. These include: Developing and overseeing implementation of the Company’s short-term performance goals as well as long-term strategic plans and initiatives.

Joseph W. Major joined the Board of Directors of the Bank in January 2022. Mr. Major is the Founder, Chairman of the Board and Chief Executive Officer of The Victory Bank. Mr. Major formerly served as the President and Chief Executive Officer of Patriot Bank Corp and Patriot Bank, and as President of Vartan National Bank. Mr. Major served as a director of The First National Bank of Liverpool and a director of ETA, a bank data processing service bureau located in central Pennsylvania. Mr. Major served on the boards of the Pennsylvania Bankers Association and the Pennsylvania Bankers Service Corporation from 2010-2019. He also served as Chairman of the Pennsylvania Bankers Association, and as a Director of the PA Bankers Advanced School of Banking. Mr. Major is a standing faculty member for the Pennsylvania Banker’s Advanced School of Banking as well as the BankWork$ program. Mr. Major earned a Bachelor of Science in Business and a Juris Doctorate from the University of Akron.

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

Thomas H. Murphy joined the Board of Directors of the Bank in November 2016. He is the Chief Information Officer (CIO) at the University of Pennsylvania, where he is responsible for the central IT organization, information systems and computing. He has been the CIO at the University of Pennsylvania since 2013. From 2004 through 2012, Mr. Murphy was the Senior Vice President and Global CIO for AmerisourceBergen, a provider of pharmaceutical and healthcare services. He joined AmerisourceBergen from Royal Caribbean Cruise Lines where he also held the title of Global CIO. Mr. Murphy is the Chairperson of the Chief Information Security Officer coalition, co-founder and Board Member of the Technology Business Management Council, and is on the National Leadership Board of the Professional Development Academy.

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

Jeane M. Vidoni joined the Board of Directors of the Bank in January 2019. As President and CEO of Penn Community Bank, Ms. Vidoni oversees Pennsylvania’s second largest mutual financial institution. She chairs the Community Depository Institutions Advisory Council (CDIAC) of the Federal Reserve Bank of Philadelphia and has been named Chair of the National CDIAC for calendar year 2023. Ms. Vidoni’s distinguished career in banking has spanned more than three decades. She has served in senior positions at local, regional and national financial institutions throughout the Philadelphia region over the course of her professional career. Prior to her tenure at Penn Community Bank, she held leadership roles at several financial institutions, including President and CEO of First Federal of Bucks County; Senior Vice President, Retail Distribution and Sales Incentives at Citizens Bank; Senior Vice President, Sales Manager at Harleysville National Bank; and Senior Vice President, Head of Retail Banking at Progress Bank. Ms. Vidoni earned her Masters in Business Administration from St. Joseph’s University and her BS degree in Business Administration from Muhlenberg College.

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

•The internal audit and independent auditors’ qualifications, independence and inclusion of diversity; and
•The performance of the Bank’s internal audit function and independent auditors.

Currently, the Audit Committee is composed of Messrs. Dionise (Chair) and Bailey (Vice Chair), and Mses. Adams, Helm and Jackson. The Audit Committee regularly holds separate sessions with the Bank’s management, internal auditors, and independent RPAF.

The Board has determined that Mses. Adams and Helm, and Messrs. Dionise and Bailey are “audit committee financial experts” within the meaning of the SEC rules. The Bank is required for the purposes of SEC rules regarding disclosure to use a definition of independence of a national securities exchange or a national securities association and to disclose whether the “audit committee financial expert” is “independent” under that definition. The Board has elected to use the New York Stock Exchange definition of independence, and under that definition, Messrs. Dionise and Bailey and Ms. Jackson are not independent. Mses. Adams and Helm are independent under that definition. All of the Directors presently serving on the Audit Committee are independent according to the Finance Agency rules applicable to members of the audit committees of the Boards of Directors of the FHLBanks.

Executive Officers

The following table sets forth certain information (ages as of February 28, 2023) regarding the executive officers of the Bank.

Executive Officer	Age	Capacity In Which Serves
Winthrop Watson	68	President and Chief Executive Officer
Edward V. Weller	60	Chief Financial Officer
John P. Cassidy	59	Chief Technology and Operations Officer
Mark S. Evanco	59	Chief Business Development and Strategy Officer
Pritha Madhavan	49	Deputy Chief Information Officer
Carolyn M. McKinney	60	Chief Human Resources Officer
David G. Paulson	58	Chief Operating Officer
Michael A. Rizzo	61	Chief Risk Officer
Julie F. Spiker	59	General Counsel and Corporate Secretary

Winthrop Watson was appointed by the Board of Directors as President and Chief Executive Officer effective January 1, 2011. Previously, he was Chief Operating Officer, a position that he assumed in November 2009. Prior to joining the Bank, Mr. Watson worked at J.P. Morgan for 24 years in a variety of capital markets and financial institution roles most recently as Managing Director in its Asia Pacific investment banking business. Earlier, Mr. Watson led the building of the company’s investment and commercial banking franchise for U.S. government-sponsored enterprises. Mr. Watson serves as a director of the Office of Finance of the Federal Home Loan Banks and is Chairman of the Board of the Pentegra Defined Benefit Plan. He is involved in the community as a board member of the Pittsburgh Ballet Theater and the Pennsylvania Economy League of Greater Pittsburgh. Mr. Watson holds an MBA from Stanford University and a BA from the University of Virginia.

Edward Weller was appointed CFO effective March 1, 2023. Mr. Weller joined the Bank in 2011 as Controller with promotion to Chief Accounting Officer in 2013. Mr. Weller has more than 25 years of senior level finance/accounting leadership experience. With both a CPA and CMA, Ted holds an MBA from the University of Pittsburgh and a BA from Grove City College.

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

Mark S. Evanco joined the Bank in 2014. In February 2021, Mr. Evanco was promoted to Chief Business Development and Strategy Officer, having previously served as the Bank’s Senior Director of Business Development and Strategy. As Chief Business Development and Strategy Officer, Mr. Evanco oversees the core activities of member business development and provides leadership to key member-facing activities, including business development, new membership, product development, Marketing/Communications and Mortgage Partnership Finance (MPF). Prior to joining the Bank, Mr. Evanco held various key leadership positions in the Treasury and Capital Markets areas of PNC Bank, N.A. and PNC Capital Markets, LLC. Mr. Evanco holds a BS degree in Business Administration, with concentrations in Finance and Management Information Systems, from the University of Buffalo.

Pritha Madhavan was appointed Deputy Chief Information Officer effective March 1, 2023. Ms. Madhavan joined the Bank in 2014 as Director, Planning and Architecture and was promoted to Senior Director. She leads the Information Technology business applications, solutions and data management teams, and also directs Bankwide work around efficiency, productivity and technology investment planning. Ms. Madhavan has more than 20 years of financial services IT leadership experience. Prior to joining the bank she worked for Bank of America.

Carolyn M. McKinney joined the Bank in December 2015 as Director, Human Resources and became Chief Human Resources Officer in March 2017. In her role, Ms. McKinney is responsible for strategic human resources leadership, including design and implementation of key initiatives in diversity and inclusion, talent management, organizational development and compliance. She advises the Board of Directors on executive performance management, succession planning and total rewards strategy, among other matters on which she advises them. Prior to joining the Bank in 2015, Ms. McKinney was Vice President, Human Resources at Peoples Natural Gas LLC. A certified Senior HR professional, Ms. McKinney holds a Bachelor of Fine Arts degree from Carnegie Mellon University, a Master of Science degree in Human Resource Management from La Roche College and has served on several regional non-profit boards, including Habitat for Humanity of Greater Pittsburgh.

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

Michael A. Rizzo joined the Bank in March 2010 and is the Bank’s Chief Risk Officer. Mr. Rizzo served as the Chief Risk Officer of Residential Finance Group, the U.S. residential mortgage lending unit of GMAC ResCap and as Chief Credit Officer for Ally (GMAC) Bank mortgage operations. Previous experience includes approximately 15 years in risk and portfolio management roles with Provident Bank in Cincinnati, FleetBoston Financial Corporation and BankBoston. During his seven years with the Office of the Comptroller of the Currency, Mr. Rizzo was a commissioned national bank examiner and a CPA. He holds a BS degree in Accounting from Bucknell University and is a former board member and chair of Habitat for Humanity of Greater Pittsburgh.

Julie F. Spiker originally joined the bank in 1989 as an attorney in the Bank’s legal department. From May 1995 through November 2000, she served as general counsel for the Federal Home Loan Bank of Des Moines. She returned to the Bank in December 2000 and was promoted to General Counsel in March 2020. Ms. Spiker is responsible for the legal, government relations, and corporate secretary functions of the Bank. Ms. Spiker earned her BA in English and Economics at the University of Virginia in 1985 and her Juris Doctorate from Duquesne University in 1989. With over 30 years of FHLBank experience, Ms. Spiker provides advice and counsel on legal, ethics, compliance, legislative, policy and other issues affecting the Bank, manages Bank attorneys, provides direction to other Legal Department staff, serves as Legal advisor to the Bank’s Board of Directors, and provides direct support to the Board Governance and Public Policy Committee.

Each executive officer serves at the pleasure of the Board of Directors.

Code of Business Conduct

The Bank has adopted a code of ethics for all of its employees and directors, including its Chief Executive Officer, Chief Operating Officer , Chief Financial Officer (principal financial officer), Controller, and those individuals who perform similar functions. A copy of the code of ethics, referred to as the Code of Business Conduct, is on the Bank’s public website, www.fhlb-pgh.com, and will be provided without charge upon written request to the Legal Department of the Bank at 601 Grant Street, Pittsburgh, Pennsylvania 15219, Attention: General Counsel. Any amendments or waivers to the Bank’s Code of Business Conduct that apply to the Bank's Chief Executive Officer, Chief Operating Officer, Chief Financial Officer (principal financial officer), Controller, and those individuals who perform similar functions will be posted to the Bank’s public website.

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

2022 Compensation Philosophy

The Bank's compensation program is designed to:

•Attract, motivate, and retain staff critical to the Bank's long-term success and thereby
•Enable the Bank to meet its public policy mission while balancing the evolving needs of customers and shareholders.

For 2022, the Bank's CEO and other Executives were compensated through a mix of base salary, incentive compensation awards, benefits, and perquisites. Base salary was the core component of the total compensation package. The Bank's executive compensation for the CEO and other Executives was benchmarked against three peer groups: (1) commercial banks (using a “Divisional Head” benchmark); (2) other FHLBanks (using an “Overall Functional Heads” benchmark); and (3) named executive officer benchmarks from publicly traded banks/financial institutions with $10 billion to $20 billion in assets (using “Salary Rank” and “Job Specific” matches).

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

For 2022, the Bank executive officer incentive compensation plan (in which the CEO and other Executives participated) continued to be aligned with market practices and provided for deferral of 50% of the incentive award, with payment of such deferred amount contingent on the Bank meeting ongoing performance criteria over the long-term performance period.

As part of an overall review of the Bank's compensation programs, the Bank evaluated the various aspects of these programs, taking into consideration associated risk as it pertains to the expectations and goals of each element of compensation. The Bank does not offer commission or similar bonus compensation programs. The Bank does, however, offer incentive compensation plans with performance goals that are consistent with the risk appetite of the Bank. Additionally, to encourage long term performance, the Bank's incentive compensation plans for its CEO and other Executives require deferred payment of a portion of earned incentive compensation and condition the payment of these deferred amounts based on continuing to meet certain performance requirements. Details regarding the 2022 incentive compensation goals are discussed below.

As discussed above, for 2022, the Bank engaged McLagan to perform a base salary and incentive compensation benchmarking review for the CEO and other Executives which, along with consideration of the CEO’s and other Executives’ performance, is used to establish their annual base salaries. The following is a list of peers used in the benchmarking.

Ally Financial Inc.	Customers Bank	ICBC Financial Services	Renasant Corporation
Apple Financial Holdings	CVB Financial Corp.	Independent Bank - TX	Royal Bank of Canada
Arvest Bank	CVB Financial Corporation	Independent Bank Group, Inc.	Sallie Mae
Associated Bank	Dime Community Bancshares, Inc.	ING	Sandy Spring Bancorp, Inc.
Australia & New Zealand Banking Group	Eagle Bancorp, Inc.	International Bancshares Corporation	Sandy Spring Bank
Axos Financial, Inc.	East West Bancorp, Inc.	JP Morgan Chase	Santander Bank, N.A.
Bank of America	Enterprise Financial Services Corp	KBC Bank	Signature Bank – NY
Bank of New York Mellon	Fannie Mae	KeyCorp	Silvergate Capital Corporation
Bank of North Dakota	FB Financial Corporation	Lloyds Banking Group	Societe Generale
Bank of Nova Scotia	Federal Home Loan Banks (1)	M&T Bank Corporation	Standard Chartered Bank
Bank of the West	Federal Reserve Banks (2)	Macquarie Bank	State Street Corporation
Banner Bank	Fifth Third Bank	Mechanics Bank	Sterling National Bank
Banner Corporation	First Busey Corporation	Merchants Bancorp	Sumitomo Mitsui Trust Bank
Berkshire Bank	First Citizens Bank - NC	MUFG Bank, Ltd.	SVB Financial Group
Berkshire Hills Bancorp, Inc.	First Financial Bancorp - OH	National Australia Bank	Synovus Financial Corporation
BMO Financial Group	First Financial Bancorp.	Natixis	TD Securities
BNP Paribas	First Financial Bankshares, Inc.	NatWest	Texas Capital Bank
BOK Financial Corporation	First Foundation Inc.	NBT Bancorp Inc.	TFS Financial Corporation
Bremer Financial Corporation	First Interstate BancSystem, Inc.	Nomura Securities	TowneBank
Brown Brothers Harriman	First Merchants Bank	Nord/LB	TriState Capital Bank
Capital One	First Merchants Corporation	Northern Trust Corporation	Truist
CIBC World Markets	First National Bank of Omaha	Northwest Bancshares, Inc.	Trustmark Corporation
Citigroup	First Republic Bank	Northwest Bank – PA	U.S. Bancorp
Citizens Financial Group	First United Bank - OK	OceanFirst Bank	UMB Financial Corporation
City National Bank	Freddie Mac	OceanFirst Financial Corp.	Valley National Bancorp
Comerica	Frost Bank	OneMain Financial	Washington Federal, Inc.
Commerce Bank	Hancock Whitney Bank	Pinnacle Financial Partners, Inc.	Washington Trust Bank
Commerzbank	Heartland Financial USA, Inc	PlainsCapital Bank	Webster Bank
Commonwealth Bank of Australia	Helaba Landesbank Hessen-Thuringen	PNC Bank	Wells Fargo Bank
Community Bank System, Inc.	Home Bancshares, Inc. (Conway, AR)	Provident Financial Services	WesBanco, Inc.
Crédit Agricole CIB	Hope Bancorp, Inc.	Provident Financial Services, Inc.	WSFS Financial Corporation
Credit Industriel et Commercial – N.Y.	HSBC	Rabobank	Zions Bancorporation
Customers Bancorp, Inc.	Huntington Bancshares, Inc.	Regions Financial Corporation
Notes:
(1) The Federal Home Loan Bank group includes all of the other Federal Home Loan Banks.
(2) Includes Federal Reserve Banks in Atlanta, Boston, Chicago, Kansas City, Minneapolis, New York, Richmond, San Francisco and St. Louis.

Human Resources Committee's Role and Responsibilities

The Human Resources Committee of the Board (formerly known as the Human Resources, Diversity, Equity and Inclusion Committee), is responsible for establishing and overseeing the CEO's compensation and overseeing other Executives' compensation. This includes setting the objectives of and reviewing performance under the Bank's compensation, benefits, and perquisites programs for the CEO and other Executives.

Additionally, the Human Resources Committee has adopted the practice of periodically retaining compensation and benefit consultants and other advisors, as well as reviewing analysis from the Bank's Human Resources Department (HR Department), to assist in performing its duties regarding the CEO's and other Executives' compensation.

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

Determining the CEO's Cash Compensation

For 2022, the Human Resources Committee used the analysis from McLagan for benchmarking the CEO's cash compensation, and factored in 2022 budget parameters, a competitive talent market and lack of a CEO salary increase in 2021. In determining Mr. Watson's cash compensation (including both base salary and incentive compensation), it was compared to the median for all the peer groups as listed in the tables above. After consideration of this analysis and budget consideration, the Board granted a salary increase of 5% resulting in a 2022 CEO salary of $971,311.

Determining Other Executives' Cash Compensation

In 2022, other Executives' base salaries and incentive compensation levels were determined by the CEO and validated using the results of the McLagan study and were reviewed and approved by the Human Resources Committee. The annual review of the McLagan study, 2022 budget parameters in a competitive talent market, and corresponding Board review of these findings validated the appropriateness of compensation levels for the CEO and other Executives. Salaries are reflected in the Summary Compensation Table presented in this Item 11. Executive Compensation.

Executive Officer Incentive Plans

2022 Executive Officer Incentive Compensation Plan (2022 Plan). The 2022 Plan is designed to retain and motivate the CEO and other Executives and reward (1) achievement of key annual goals and (2) maintenance of satisfactory financial condition and member value over the longer term. The 2022 Plan established the following award opportunity levels (expressed as a percentage of base salary):

Participant Level	Threshold	Target	Maximum
CEO	60%	75%	100%
COO	55%	70%	85%
CTOO	50%	65%	80%
Other NEOs	40%	55%	70%

The Board has evaluated the performance of the CEO and other Executives against the incentive goals for 2022 set forth in the Non-Equity Incentive Plan Compensation section following the Summary Compensation Table below and determined the total incentive award (if any) based on that performance. The total incentive award was divided into two parts: (1) a current incentive award; and (2) a deferred incentive award, payable in installments. The following table illustrates how the 2022 current awards and deferred incentive award installments would be paid under the 2022 Plan:

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

Participant Requirements of Continued Employment and Satisfactory Performance. Participants who terminate employment with the Bank for any reason other than death, disability, involuntary termination without cause or retirement (as defined in the 2022 Plan) prior to the current incentive award payout date will not be eligible for an award. Participants who terminate employment due to retirement or involuntary termination (other than for cause) after the current incentive award payout date but before completion of the payment of all corresponding deferred incentive award installments shall receive such deferred incentive award installment payments at the same time as such payments are made to plan participants who are current Bank employees. Participants who otherwise resign employment before the completion of the payment of all corresponding deferred incentive award installments shall not receive payment of such installments. In the event of a participant’s employment termination due to death or disability, the participant shall receive payout of deferred award installments. Any participant who is terminated by the Bank for cause (as defined in the 2022 Plan) shall not receive payment of unpaid deferred incentive award installments. Finally, the plan provides for vesting of deferred award installments in the event of a Change in Control. See Exhibit 10.14 to the 2021 Form 10-K for the full terms of the 2022 Plan.

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

2023 Executive Officer Incentive Compensation Plan (2023 Plan). The 2023 Plan is materially the same as the 2022 Plan noted above with the same performance requirements, clawback mechanism and award eligibility levels. Following December 31, 2023, the Board will evaluate performance against the incentive goals set forth under the Grants of Plan-Based Awards table applicable to awards granted for 2023 and determine the total incentive award (if any) based on that performance. The total incentive award will be divided into two parts: (1) a current incentive award; and (2) a deferred incentive award, payable in installments. The following table illustrates how the 2023 current awards and deferred incentive award installments would be paid under the 2023 Plan:

Payment	Description	Payment Year*
Current Incentive Award	50% of total award	2024
Deferred Incentive Award installment	Up to 33 1/3% of deferred incentive award	2025
Deferred Incentive Award installment	Up to 33 1/3% of deferred incentive award	2026
Deferred Incentive Award installment	Up to 33 1/3% of deferred incentive award	2027
* Payment will be made no later than March 15 in the year indicated.

Payment of each deferred incentive award installment under the 2023 Plan is contingent on the Bank continuing to meet certain Bank performance criteria and the participant meeting his or her requirements described below. The amount of the deferred incentive award payout opportunity is set forth in the Grants of Plan-Based Awards table. See “Stated Bank Performance Criteria, 2023” under Grants of Plan-Based Awards table for details regarding the Bank performance criteria.

Participant Requirements of Continued Employment and Satisfactory Performance. These terms in the 2023 Plan are the same as set forth in the 2022 Plan described above. See Exhibit 10.13 to this Form 10-K for the full terms of the 2023 Plan.

Additional Incentives for Other Executives

From time to time, the CEO has recommended for the other Executives, and the Board has approved, additional incentive awards in connection with specific projects or other objectives of a unique, challenging, and time-sensitive nature. No such additional incentive awards were granted for any of the other Executives in 2022.

Perquisites and Other Benefits

The Board views the perquisites afforded to the CEO and other Executives as an element of the total compensation program, provided primarily as a benefit associated with their overall position duties and responsibilities. Examples of perquisites for the CEO and/or other Executives may include the following:

•Personal use of a Bank-owned/leased automobile;
•Financial and tax planning;
•Payment of relocation expenses; and
•Business club membership.
•Parking

The Bank may also provide a tax gross-up for some of the perquisites offered, including relocation benefits. Perquisites for the CEO and other Executives are detailed on the Summary Compensation Table and accompanying narrative, where an individual’s aggregate perquisites are $10,000 or more.1

Employee Benefits

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

1 For 2023, an upgraded club membership was approved for David Paulson, with an initiation fee of $10,000 and annual expected dues.

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

•Employees hired on or after January 1, 2019 are not eligible to participate in the Pentegra Defined Benefit Plan and will not accrue benefits. For all employees hired prior to January 1, 2019, benefits will continue to accrue. If an employee was terminated prior to January 1, 2019 and then is subsequently re-hired on or after January 1, 2019, he/she is not eligible to re-join the Pentegra Defined Benefit Plan. The CEO and other Executives were hired prior to January 1, 2019 and are not impacted by this change in benefits.

The CEO and other Executives also participate in a Supplemental Executive Retirement Plan (SERP). The SERP provides the CEO and other Executives with a retirement benefit that the Bank is unable to offer under the Pentegra Defined Benefit Plan due to Internal Revenue Code (IRC) and Pentegra Defined Benefit Plan limitations, including the IRC limitations on qualified pension plan benefits for employees earning cash compensation of at least $305,000 for 2022.

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

Qualified and Nonqualified Defined Contribution Plans

Eligible employees have the option to participate in the Federal Home Loan Bank of Pittsburgh Defined Contribution Plan (Thrift Plan), a qualified defined contribution plan under the IRC. Subject to IRC and Thrift Plan limitations, employees can contribute up to 50% of their base salary in the Thrift Plan. The Bank matches 100% of employee contributions up to 6% of total eligible earnings. This matching contribution is immediately vested.

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

Compensation Committee Interlocks and Insider Participation

During 2022, the following directors served on the Bank’s Human Resources Committee: Mr. Brendan J. McGill, Chair, Ms. Jeane M. Vidoni, Vice Chair, Mr. Romulo L. Diaz, Mr. Bradley E. Ritchie and Mr. Joseph W. Major. No member of the Bank’s Human Resources Committee has at any time been an officer or employee of the Bank. None of the Bank’s executive officers have served, or are serving, on the Board of Directors or the compensation committee of any entity whose executive officers served on the Bank’s Human Resources Committee or Board of Directors. With respect to related party transactions, if any, and the independence of the Directors serving on the Human Resources Committee during 2022, see Item 13. Certain Relationships and Related Transactions and Director Independence of this Form 10-K.

Compensation Committee Report

The Human Resources Committee has reviewed and discussed the CD&A with management. Based on that review and discussion, the Human Resources Committee has recommended to the Board that the CD&A be included in the Bank’s 2022 Form 10-K.

The Human Resources Committee of the Board of Directors:

Mr. Brendan J. McGill Chair
Ms. Jeane M. Vidoni Vice Chair
Mr. Romulo L. Diaz, Jr., Esq.
Mr. Joseph W. Major

Summary Compensation Table (SCT)

Name and Principal Position	Year	Salary	Bonus	Non-Equity Incentive Plan Compensation	Change in Pension Value and Nonqualified Deferred Compensation (6)	All Other Compensation	Total
Winthrop Watson (1) President and CEO	2022	$971,311	$—	$944,860	$—	$78,777	$1,994,948
	2021	925,058	—	817,444	198,000	86,015	2,026,517
	2020	925,058	—	922,767	520,000	84,480	2,452,305
David G. Paulson (2) Chief Operating Officer	2022	$519,750	$—	$427,494	$—	$44,055	$991,299
	2021	495,000	—	362,114	128,000	45,739	1,030,853
	2020	495,000	—	403,430	415,000	43,644	1,357,074
John P. Cassidy (3) Chief Technology and Operations Officer	2022	$477,750	$—	$362,862	$—	$40,337	$880,949
	2021	455,000	—	295,015	337,000	41,737	1,128,752
	2020	455,000	—	320,281	896,000	38,727	1,710,008
Michael A. Rizzo (4) Chief Risk Officer	2022	421,954	$—	$293,199	$—	$30,377	$745,530
	2021	407,685	—	259,677	99,000	29,523	795,885
	2020	407,685	—	296,155	317,000	28,780	1,049,620
Julie F. Spiker (5) General Counsel & Corporate Secretary	2022	$396,680	$—	$238,335	$—	$23,819	$658,834
	2021	376,000	—	166,702	414,000	22,580	979,282

Notes:
(1) For 2022, Mr. Watson’s non-equity incentive plan compensation was the incentive plan described above and was based on the 2022 performance against goals as set forth below as well as deferred incentive earned in 2022 under the 2019, 2020, and 2021 Executive Officer Incentive Compensation Plans. All other compensation included employer contributions to defined contribution plans of $76,569 and the remainder is insurance premium contributions. For 2021, Mr. Watson’s non-equity incentive plan compensation was the incentive plan described in the Bank’s 2021 Form 10-K as well as deferred incentive earned in the 2018, 2019, and 2020 Executive Officer Incentive Compensation Plans. All other compensation included employer contributions to defined contribution plans of $80,690 and the remainder is insurance premium contributions. For 2020, Mr. Watson’s non-equity incentive plan compensation was the incentive plan described in the Bank’s 2020 Form 10-K as well as deferred incentive earned in the 2017, 2018, and 2019 Executive Officer Incentive Compensation Plans. All other compensation included employer contributions to defined contribution plans of $79,159 and the remainder is insurance premium contributions.

(2) For 2022, Mr. Paulson’s non-equity incentive plan compensation was the incentive plan described above and was based on the 2022 performance against goals as set forth below as well as deferred incentive earned in 2022 under the 2019, 2020, and 2021 Executive Officer Incentive Compensation Plans. All other compensation included employer contributions to defined contribution plans of $39,583 and the remainder is insurance premium contributions. For 2021, Mr. Paulson’s non-equity incentive plan compensation was the incentive plan described in the Bank’s 2021 Form 10-K as well as deferred incentive earned in the 2018, 2019, and 2020 Executive Officer Incentive Compensation Plans. All other compensation included employer contributions to defined contribution plans of $41,500 and the remainder is insurance premium contributions. For 2020, Mr. Paulson’s non-equity incentive plan compensation was the incentive plan described in the Bank’s 2020 Form 10-K as well as deferred incentive earned in the 2017, 2018, and 2019 Executive Officer Incentive Compensation Plans. All other compensation included employer contributions to defined contribution plans of $40,033 and the remainder is insurance premium contributions.

(3) For 2022, Mr. Cassidy’s non-equity incentive plan compensation was the incentive plan described above and was based on the 2022 performance against goals as set forth below as well as deferred incentive earned in 2022 under the 2019, 2020, and 2021 Executive Officer Incentive Compensation Plans. All other compensation included employer contributions to defined contribution plans of $35,920 and the remainder is insurance premium contributions. For 2021, Mr. Cassidy’s non-equity incentive plan compensation was the incentive plan described in the Bank’s 2021 Form 10-K as well as deferred incentive earned in the 2018, 2019, and 2020 Executive Officer Incentive Compensation Plans. All other compensation included employer contributions to defined contribution plans of $37,464 and the remainder is insurance premium contributions. For 2020, Mr. Cassidy’s non-equity incentive plan compensation was the incentive plan described in the Bank’s 2020 Form 10-K as well as deferred incentive earned in the 2017, 2018, and 2019 Executive Officer Incentive Compensation Plans. All other compensation included employer contributions to defined contribution plans of $35,197 and the remainder is insurance premium contributions.

(4) For 2022, Mr. Rizzo’s non-equity incentive plan compensation was the incentive plan described above and was based on the 2022 performance against goals as set forth below as well as deferred incentive earned in 2022 under the 2019, 2020, and 2021 Executive Officer Incentive Compensation Plans. All other compensation included employer contributions to defined contribution plans of $25,318 and the remainder is insurance premium contributions. For 2021, Mr. Rizzo’s non-equity incentive plan compensation was the incentive plan described above and was based on the 2021 performance against goals as set forth below as well as deferred incentive earned in 2021 under the 2018, 2019, and 2020 Executive Officer Incentive Compensation Plans. All other compensation included employer contributions to defined contribution plans of $24,462 and the remainder is insurance premium contributions. For 2020, Mr. Rizzo’s non-equity incentive plan compensation was based on the 2020 performance against goals as set forth below as well as deferred incentive earned in the 2017, 2018, and 2019 Executive Officer Incentive Compensation Plans. All other compensation included employer contributions to defined contribution plans of $24,462 and the remainder is insurance premium contributions.

(5) For 2022, Ms. Spiker’s non-equity incentive plan compensation was the incentive plan described above and was based on the 2022 performance against goals as set forth below as well as deferred incentive earned in 2022 under the 2019 Key Incentive Plan, and 2020 and 2021 Executive Officer Incentive Compensation Plans. All other compensation included employer contributions to defined contribution plans of $23,802 and the remainder is insurance premium contributions. For 2021, Ms. Spiker’s non-equity incentive plan compensation was the incentive plan described in the Bank’s 2021 Form 10-K as well as deferred incentive earned in 2021 under the 2018 and 2019 Key Employee Incentive Plans, and 2020 Executive Officer Incentive Compensation Plan. All other compensation included employer contributions to defined contribution plans of $22,561 and the remainder is insurance premium contributions.

(6) The change in pension value is the sum of the change in the Pentegra Defined Benefit Plan and the change in the SERP as described below. No amount of above market earnings on nonqualified deferred compensation is reported because above market rates are not possible under the Supplemental Thrift Plan, the only such plan that the Bank offers. During 2022, for Mr. Watson, Mr. Paulson, Mr. Cassidy, Mr. Rizzo and Ms. Spiker, the increase in interest rate for fiscal 2022 drove the change in pension value for such year to be negative (-$173,000, - $243,000, -$504,000, -$158,000 and -$587,000, respectively). In accordance with SEC disclosure requirements, these negative amounts are not included in this table.

CEO Pay Ratio

Consistent with SEC rules, the Bank is providing the following information regarding the relationship of the annual compensation of the Bank’s employees and the annual total compensation of the Bank’s CEO. For the year ended December 31, 2022, the annual total compensation of the CEO, as reported in the SCT above was $1,994,948 and the median of the annual total compensation of all of the Bank’s employees (not including the CEO), calculated as described below, was $163,602. Based on this information, the ratio of the annual total compensation of the CEO to the median of the annual total compensation of all employees (not including the CEO), was 12.2 to 1.

To identify the median of the annual total compensation of all of the Bank’s employees, as well as to determine the annual total compensation of the Bank’s median employee, the Bank took the following steps. First, the Bank determined that, as of December 1, 2022, the Bank’s employee population consisted of 223 individuals (not including the CEO), all located in the United States. This population consisted of full-time, part-time and temporary employees. The Bank selected December 1, 2022 for purposes of identifying its median employee as such date provided the Bank with adequate time to gather data regarding its employees.

Second, the Bank identified the median employee by comparing the amount of salary or wages, as applicable (including overtime), and cash incentive awards as reflected in the Bank’s payroll records for the entire fiscal year ending December 31, 2022 for each of the employees (not including the CEO) who were employed by the Bank on December 1, 2022, and ranking such compensation for all such employees from lowest to highest. In making this determination, the Bank annualized the salary or wages, as applicable (excluding overtime which was a nominal amount and not readily estimable due to fluctuations), of 32 employees who were hired in 2022 but did not work for the Bank for the entire year. The cash incentive awards forming a part of the calculation to identify the median employee were paid to employees in 2022 for the 2021 performance year in accordance with the Bank’s employee and executive incentive plans. The Bank determined this approach to be an appropriate measure for purposes of identifying its median employee. As a result of a change in the Bank’s employee population during 2022, the Bank performed the above calculation to identify the median employee for the year ending December 31, 2022, rather than use the same median employee identified in the Bank’s 2021 Form 10-K for the year ending December 31, 2021.

For any employee not eligible to receive the cash incentive awards paid during 2022 for the 2021 performance year, the Bank estimated the cash incentive award such employee would have received had the employee been employed the entire plan year. The estimated incentive was determined using the newly hired employees’ base salary and their incentive compensation opportunity level based on (1) the Bank’s performance as it relates to the 2021 Bankwide goals (refer to these goals in Exhibit 10.14 in the Bank’s 2021 Form 10-K) and (2) the incentive compensation payouts in 2022 for similar positions in their respective departments.

The above described compensation measure used to identify the median employee was applied consistently to all employees included in the calculation. The Bank determined this compensation measure reasonably reflects the annual compensation of all Bank employees as required by SEC rules.

Finally, after determining the median employee as set forth above, the annual total compensation for the median employee of $163,602 was then calculated in the same manner as shown for the CEO in the SCT. The annual total compensation amount of the median employee includes among other things, amounts attributable to the change in pension value, which varies among employees based upon their tenure at the Bank. All other compensation includes employer contributions to defined contribution plans and insurance premium contributions. The above is a reasonable estimate, prepared under applicable SEC rules, of the ratio of the annual total compensation of the CEO to the median of the annual total compensation of all of the Bank’s employees.

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

A.Optimize member use of core products by year-end 2022. Core products include: Advances, MPF, letters of credit, safekeeping and five community investment products (Affordable Housing Program, Community Lending Program, Banking On Business, First Front Door, and Home4Good) (30% weighting);
B.Profitability as measured by adjusted earnings relative to GAAP capital in excess of the full-year average Federal funds rate within identified risk parameters (30% weighting);
C.Key risk indicator (KRI) performance of 11 KRIs over 12 months (10% weighting);
D.Peer operating expense scorecard - basket of three metrics (10% weighting);
E.Diversity and inclusion strategic plan (10% weighting); and
F.Technology Resilience and Efficiency objectives (10% weighting).

Adjusted earnings referenced above are quantified in the table below.

(in thousands)
2022 GAAP net income	$227,068
Adjustments:
Advance prepayment fees	$(1,901)
Mortgage delivery commitments	2,917
Earnings at risk (EaR) and unrealized gain/loss on securities	871
Derivative ineffectiveness	(3,632)
Voluntary Housing Grant	10,200
Subtotal - adjustments	$8,455
AHP	(845)
Adjusted earnings (non-GAAP)	$234,678

The table below includes the performance goal, weighting, achievement levels, and payout percentages for the NEOs per the terms of the 2022 Plan.

		To Achieve:				Payout (2)
Goal (1)	Weighting	Threshold Payout	Target Payout	Maximum Payout	2022 Results	CEO	COO	CTOO	Other NEOs
A	30%	700	725	775	798	30.0%	25.5%	24.0%	21.0%
B	30%	173	208	243	486	30.0%	25.5%	24.0%	21.0%
C	10%	110	119	128	121	8.1%	7.3%	6.8%	5.8%
D	10%	Rank 9	Rank 6	Rank 3	Rank 3	10.0%	8.5%	8.0%	7.0%
E	10%	1 of 3	2 of 3	3 of 3	3	10.0%	8.5%	8.0%	7.0%
F	10%	3 of 5	4 of 5	5 of 5	5	10.0%	8.5%	8.0%	7.0%
Total Payout						98.1%	83.8%	78.8%	68.8%
Notes:
(1) Refer to the incentive goal scorecard attached to the 2022 Plan which is Exhibit 10.14 to the Bank’s 2021 Form 10-K.
(2) For performance achievement between threshold and target or target and maximum, the 2022 Plan provides for interpolation to determine the incentive compensation payout. To calculate payout for achievement between target and maximum, linear interpolation was used.

Named Executive Officer	Salary on which incentive is based (1)	Maximum incentive payout % potential	Maximum incentive payout potential $ (2)	2022 actual incentive payout (A)	2021 deferred incentive $ (B)	2020 deferred incentive $ (C)	2019 deferred incentive $ (D)	Total incentive payout (3)
Winthrop Watson	$971,311	100%	$971,311	$476,212	$127,003	$174,894	$166,752	$944,860
David G. Paulson	$519,750	85%	$441,788	$217,862	$58,307	$81,933	$69,392	$427,494
John P. Cassidy	$477,750	80%	$382,200	$188,313	$50,372	$70,572	$53,604	$362,862
Michael A. Rizzo	$421,954	70%	$295,368	$145,222	$39,359	$54,740	$53,878	$293,199
Julie F. Spiker	$396,680	70%	$277,676	$136,524	$36,300	$50,486	$15,026	$238,335
Notes:
(1) Base salary in effect on December 31, 2022 used to calculate payouts.
(2) NEOs will be paid 50% of the incentive payout for 2022 in 2023 (see column A) and the remaining amount will be deferred and contingently payable in 2024, 2025 and 2026.
(3) Total incentive payout includes the sum of columns (A) (B) (C) and (D). As noted below, if both of the Stated Bank Performance Criteria are met in the preceding year, deferred incentive payments will be at 125% of the deferred amount.

The following table illustrates for each participant the maximum amount of unpaid deferred installments as of December 31, 2022 distributable under the 2019, 2020, 2021 and 2022 plans.

Name and Principal Position	Amount Distributable in 2023	Amount Distributable in 2024	Amount Distributable in 2025	Amount Distributable in 2026	Total (1)
Winthrop Watson President and CEO	$468,648	$500,318	$325,424	$198,422	$1,492,812
David G. Paulson Chief Operating Officer	$209,632	$231,015	$149,083	$90,776	$680,506
John P. Cassidy Chief Technology and Operations Officer	$174,549	$199,408	$128,836	$78,464	$581,257
Michael A. Rizzo Chief Risk Officer	$147,977	$154,608	$99,868	$60,509	$462,962
Julie F. Spiker (2) General Counsel & Corporate Secretary	$101,811	$143,671	$93,185	$56,885	$395,551
Notes:
(1) Based on the provisions of the 2019, 2020, 2021 and 2022 Executive Officer Incentive Compensation Plans, the deferral amount from the 2019 2020, 2021 and 2022 plan years includes a 25% increase since the deferral criteria were assumed to have been met at the maximum level payout.
(2) Ms. Spiker’s amounts distributable in 2023 includes deferral amounts based on the provisions of the 2019 Key Employee Incentive Compensation Plan and 2020 and 2021 Executive Officer Incentive Compensation Plans. Amounts distributable in 2024, 2025, and 2026 only include deferral amounts based on the provisions of the 2020, 2021, and 2022 Executive Officer Incentive Compensation Plans.

Change in Pension Value

The Pentegra Defined Benefit Plan provides a benefit of 2.00% of a participant's highest 3-year average earnings, multiplied by the participant's years of benefit service for employees hired prior to January 1, 2008; or 1.50% of a participant's highest 5-year average earnings, multiplied by the participant's years of benefit service for employees hired on or after January 1, 2008. Earnings are defined as base salary as in effect for each month of such year. Earnings are subject to an annual IRS limit of $305,000 for 2022. Annual benefits provided under the Pentegra Defined Benefit Plan also are subject to IRS limits, which vary by age and benefit payment type. As noted above, employees hired on or after January 1, 2019 are not eligible to participate in the Pentegra Defined Benefit Plan and will not accrue benefits.

The participant's accrued benefits are calculated as of December 31, 2022 and December 31, 2021. The present value is calculated using the accrued benefit at each date multiplied by a present value factor based on an assumed age 65 retirement date. As of December 31, 2022, 55% of the benefit is valued using the PRI-2012 mortality table for white collar workers (with mortality improvement scale MP-2021) and 45% of the benefit is valued using the IRS Applicable Mortality table for lump sums projected to 2022. As of December 31, 2021, 55% of the benefit is valued using the PRI-2012 mortality table for white collar workers (with mortality improvement scale MP-2020) and 45% of the benefit is valued using the IRS Applicable Mortality table for lump sums projected to 2021. The interest rates used are 5.02% as of December 31, 2022 and 2.83% as of December 31, 2021. The difference between the present value of the December 31, 2022 accrued benefit and the present value of the December 31, 2021 accrued benefit is the “change in pension value” for the Pentegra Defined Benefit Plan.

The SERP provides benefits under the same terms and conditions as the Pentegra Defined Benefit Plan, except earnings are defined as base salary as in effect for each month of such year plus incentive compensation. Also, the SERP does not limit annual earnings or benefits. Benefits provided under the Pentegra Defined Benefit Plan are an offset to the benefits provided under the SERP. The participants' benefits are calculated as of December 31, 2022 and December 31, 2021. The present value is calculated by multiplying the benefits accrued at each date by a present value factor based on an assumed age 65 retirement date. As of December 31, 2022, the benefit is valued using the PRI-2012 mortality table for white collar workers (with mortality improvement scale MP-2021). As of December 31, 2022, the benefit is valued using the PRI-2012 mortality table for white collar workers (with mortality improvement scale MP-2020). As of December 31, 2022, the benefit is valued using an interest rate o 5.02% for the age 65 present value factor and then the age 65 present value factor is discounted back to current age using an interest rate of 4.75%. As of December 31, 2021, the benefit is valued using an interest rate of 2.83% for the age 65 present value factor and then the age 65 present value factor is discounted back to current age using an interest rate of 2.0%. The difference between the present value of the December 31,2022 accrued benefit and the present value of the December 31, 2021 accrued benefit is the “change in pension value” for the SERP.

The total change in pension value is the sum of the change in the Pentegra Defined Benefit Plan and the change in the SERP.

Grants of Plan-Based Awards

The following table is based on salary as of December 31, 2022 and shows the value of non-equity incentive plan awards granted to the CEO and other Executives in 2022 or future periods, as applicable. Note that these amounts are based on the potential awards available under the terms of the 2022 Plan, not actual performance. Actual performance under the 2022 Plan is as reflected in the SCT and in the detailed incentive award tables set forth below the SCT.

2022 Grants

			Estimated Future Payouts under Non-Equity Incentive Plan Awards
Name and Principal Position		Performance Achieved in 2022	Amount Payable 2023	Amount Payable 2024	Amount Payable 2025	Amount Payable 2026
		Total Opportunity	50% Payout	Deferred Amount	Deferred Amount	Deferred Amount
Winthrop Watson President and CEO	Threshold	$582,787	$291,393	$121,414	$121,414	$121,414
	Target	$728,483	$364,242	$151,767	$151,767	$151,767
	Max	$971,311	$485,656	$202,356	$202,356	$202,356
David G. Paulson Chief Operating Officer	Threshold	$285,863	$142,931	$59,555	$59,555	$59,555
	Target	$363,825	$181,913	$75,797	$75,797	$75,797
	Max	$441,788	$220,894	$92,039	$92,039	$92,039
John P. Cassidy Chief Technology and Operations Officer	Threshold	$238,875	$119,438	$49,766	$49,766	$49,766
	Target	$310,538	$155,269	$64,695	$64,695	$64,695
	Max	$382,200	$191,100	$79,625	$79,625	$79,625
Michael A. Rizzo Chief Risk Officer	Threshold	$168,782	$84,391	$35,163	$35,163	$35,163
	Target	$232,075	$116,037	$48,349	$48,349	$48,349
	Max	$295,368	$147,684	$61,535	$61,535	$61,535
Julie F. Spiker General Counsel & Corporate Secretary	Threshold	$158,672	$79,336	$33,057	$33,057	$33,057
	Target	$218,174	$109,087	$45,453	$45,453	$45,453
	Max	$277,676	$138,838	$57,849	$57,849	$57,849
Notes: As described above in the 2022 Plan, payment of each deferred incentive award installment is contingent on the participant meeting the required criteria and the Bank meeting the Stated Bank Performance Criteria described below. For the 2022 Plan, the first year payout is 50% of the award amount and then 33 1/3% of the remaining 50% in each deferral installment over the next three years based on whether or not the stated payment criteria were met. The deferred amount shown for each of the years 2024, 2025, and 2026 is 125% of the maximum deferred amount if both MV/CS and retained earnings levels are maintained, which we have assumed are met in each year for purposes of this calculation.

Stated Bank Performance Criteria, 2022. Payment of each deferred incentive award installment in 2024, 2025, and 2026 related to December 31, 2022 incentive is contingent on the Bank continuing to meet the following stated Bank performance criteria as well as being contingent on the participant continuing to meet his/her requirements. In no event shall the aggregate amount of any current incentive award and deferred incentive award installments paid to a participant in any payment year exceed 100% of the participant's base salary.

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

2023 Grants

			Estimated Future Payouts under Non-Equity Incentive Plan Awards
Name and Principal Position		Performance Achieved in 2023	Amount Payable 2024	Amount Payable 2025	Amount Payable 2026	Amount Payable 2027
		Total Opportunity	50% Payout	Deferred Amount	Deferred Amount	Deferred Amount
Winthrop Watson President and CEO	Threshold	$623,582	$311,791
	Target	$779,477	$389,739
	Max	$1,039,303	$519,651	$216,521	$216,521	$216,521
David G. Paulson Chief Operating Officer	Threshold	$305,873	$152,936
	Target	$389,293	$194,646
	Max	$472,713	$236,356	$98,482	$98,482	$98,482
John P. Cassidy Chief Technology and Operations Officer	Threshold	$255,596	$127,798
	Target	$332,275	$166,138
	Max	$408,954	$204,477	$85,199	$85,199	$85,199
Michael A. Rizzo Chief Risk Officer	Threshold	$177,221	$88,610
	Target	$243,678	$121,839
	Max	$310,136	$155,068	$64,612	$64,612	$64,612
Julie F. Spiker General Counsel & Corporate Secretary	Threshold	$171,366	$85,683
	Target	$235,628	$117,814
	Max	$299,890	$149,945	$62,477	$62,477	$62,477
Notes: As described above in the 2023 Plan, payment of each deferred incentive award installment is contingent on the participant meeting the required criteria and the Bank meeting the Stated Bank Performance Criteria described below. For the 2023 Plan, the first year payout is 50% of the award amount and then 33 1/3% of the remaining 50% in each deferral installment over the next three years based on whether or not the stated payment criteria were met. The deferred amount shown for each of the years 2025, 2026, and 2027 is 125% of the maximum deferred amount if both MV/CS and retained earnings levels are maintained, which we have assumed is met in each year for purposes of this calculation.

Estimated future payouts presented above were calculated based on the executives' base salary as of January 1, 2023. The actual amount of the payout will be based on the executives' base salary at December 31, 2023.

Under the 2023 Plan, the actual annual award opportunity for January 1, 2023, through December 31, 2023, and payouts are based on a percentage of the executive's base salary as of December 31, 2023. Each goal includes performance measures at threshold, target and maximum. The specific performance goals and total weighting for each goal for the CEO and other Executives are as follows.

•Optimize member use of core products by year-end 2023. Core products include: Advances, MPF, letters of credit, safekeeping and five community investment products (Affordable Housing Program, Community Lending Program, Banking On Business, First Front Door and Home4Good) (35% weighting);
•Profitability as measured by adjusted earnings relative to total GAAP capital in excess of full year average Federal funds rate within identified risk parameters (Board duration of equity limits) (35% weighting);
•KRI performance of 11 KRIs over 12 months (10% weighting);
•Diversity, equity, and inclusion select metrics around workforce and marketplace (10% weighting); and
•Cloud technology migration objectives as measured by four critical strategic milestones (10% weighting).

Adjusted earnings and other measures referenced above are as defined in the 2023 Plan. See Exhibit 10.13 to this Form 10-K.

Stated Bank Performance Criteria, 2023. Payment of each deferred incentive award installment in 2025, 2026, and 2027 related to December 31, 2023 is contingent on the Bank continuing to meet the stated Bank performance criteria as well as being contingent on the participant continuing to meet his/her requirements. In no event shall the aggregate amount of any current incentive award and deferred incentive award installments paid to a participant in any payment year exceed 100% of the participant's base salary.

•MV/CS - The annual MV/CS must have an average above 105% (the annual average amount will be calculated using the ending amount of each month during the year); and
•Retained Earnings Level - Have retained earnings that exceed the Bank's retained earnings target, defined as retaining earnings that cover both risk target and capital compliance, at each year-end of the applicable deferred payment period.

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

Pension Benefits

Name and Principal Position	Plan Name	Number of Years Credited Service	Present Value of Accumulated Benefit	Payments During Last Fiscal Year
Winthrop Watson President and CEO	Pentegra Defined Benefit Plan	12.58	$637,000	$—
	SERP	13.08	$2,582,000	$—
David G. Paulson Chief Operating Officer	Pentegra Defined Benefit Plan	12.25	$475,000	$—
	SERP	12.75	$736,000	$—
John P. Cassidy Chief Technology and Operations Officer	Pentegra Defined Benefit Plan	22.75	$1,333,000	$—
	SERP	23.25	$1,776,000	$—
Michael A. Rizzo Chief Risk Officer	Pentegra Defined Benefit Plan	12.33	$568,000	$—
	SERP	12.83	$606,000	$—
Julie F. Spiker General Counsel & Corporate Secretary	Pentegra Defined Benefit Plan	33.16	$2,067,000	$—
	SERP	27.83	$1,237,000	$—

The description of the Pentegra Defined Benefit Plan contained in the Summary Plan Description for the Financial Institutions Retirement Fund and the description of the SERP contained in the Supplemental Executive Retirement Plan are included as Exhibit 10.5 to the 2013 Form 10-K and Exhibit 10.5.2 to the Bank’s First Quarter 2015 Form 10-Q. See “Qualified and Non-Qualified Defined Benefit Plans” under “Compensation Discussion and Analysis” in this Item 11. of this Form 10-K for the different purposes for each plan.

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

Normal Retirement: Upon termination of employment at or after age 65 where an executive has met the vesting requirement of completing 5 years of employment, an executive hired prior to January 1, 2008 is entitled to a normal retirement benefit under the Pentegra Defined Benefit Plan equal to: 2% of his/her highest three-year average salary multiplied by his/her years' of benefit service. Under the SERP normal retirement benefit, the executive also would receive 2% of his/her highest three-year average incentive payment (as defined in the SERP) for such same three-year period multiplied by his/her years of benefit service. An executive hired on or after January 1, 2008 is entitled to a normal retirement benefit under the Pentegra Defined Benefit Plan equal to: 1.5% of his/her highest five-year average salary multiplied by his/her years of benefit service. Under the SERP normal retirement benefit, the executive also would receive 1.5% of his/her highest five-year average incentive payment (as defined in the SERP) for such same five-year period multiplied by his/her years of benefit service. At December 31, 2022, Mr. Watson was eligible for normal retirement benefits.

Early Retirement: Upon termination of employment prior to age 65, executives meeting the 5 year vesting and age 45 (age 55 if hired on or after January 1, 2008) early retirement eligibility criteria are entitled to an early retirement benefit. The early retirement benefit amount, for those hired prior to January 1, 2008, is calculated by taking the normal retirement benefit amount and reducing it by 3% times the difference between the age of the early retiree and age 65. For example, if an individual retires at age 61, the early retirement benefit amount would be 88% of the normal retirement benefit amount, a total reduction of 12%. The early retirement benefit amount, for those hired after January 1, 2008, is calculated by taking the normal retirement benefit amount and reducing it by 4% (for ages 55 through 59) and 6% (for ages 60 through 64) times the difference between the age of the early retiree and age 65. At December 31, 2022, Mr. Paulson, Mr. Cassidy, Mr. Rizzo, and Ms. Spiker were eligible for early retirement benefits.

Non-Qualified Deferred Compensation

Name and Principal Position	Executive Contributions in 2022	Registrant Contributions in 2022	Aggregate Earnings (Losses) in 2022	Aggregate Withdrawals/Distributions	Aggregate Balance at December 31, 2022
Winthrop Watson (1) President and CEO	$491,050	$69,284	$(1,122,820)	$—	$6,430,113
David G. Paulson (2) Chief Operating Officer	$174,869	$34,385	$(88,822)	$—	$1,498,893
John P. Cassidy (3) Chief Technology and Operations Officer	$197,888	$20,392	$(357,770)	$—	$1,570,673
Michael A. Rizzo Chief Risk Officer	$84,992	$20,044	$(212,358)	$—	$1,262,748
Julie F. Spiker General Counsel & Corporate Secretary	$39,005	$15,203	$(35,655)	$—	$226,856
Notes:
(1) For Mr. Watson, balance as of December 31, 2022 includes further deferral of deferred incentive compensation of $256,319 and applicable investment losses of $142,470.
(2) For Mr. Paulson, balance as of December 31, 2022 includes further deferral of deferred incentive compensation of $44,435 and applicable investment losses of $7,448.
(3) For Mr. Cassidy, balance as of December 31, 2022 includes further deferral of deferred incentive compensation of $174,121 and applicable investment losses of $128,550.

See descriptions in the Qualified and Nonqualified Defined Contribution Plans section of the CD&A. A description of the Supplemental Thrift Plan is in Exhibit 10.1 to the Bank’s Second Quarter 2019 Form 10-Q.

Amounts shown as "Executive Contributions in 2022" were deferred and reported as "Salary" and “Non-Equity Incentive Plan Compensation” in the SCT. Amounts shown as "Registrant Contributions in 2022" are reported as "All Other Compensation" in the SCT. Amounts shown as “Aggregate Earnings (Losses) in 2022” have not been reported in the SCT as none of the CEO or other Executives received above-market preferential earnings. All contributions comprising a portion of the “Aggregate Balance at December 31, 2022” were included in the compensation reported in the SCT and in prior years’ Summary Compensation Tables, as applicable.

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

Post-Termination Compensation

The CEO and other Executives would have received the benefits below in accordance with the Bank's severance policy (or in the case of the CEO the terms of his separate agreement, as applicable) if their employment had been severed without cause during 2022.

Post-Termination Compensation - Severance (Excluding Change-In-Control)

Name and Principal Position	Base Salary		Medical Coverage (1)		Executive Outplacement (2)		Total
	Length	Amount	Length	Amount	Length	Amount
Winthrop Watson President and CEO	52 weeks	$971,311	52 weeks	$13,808	12 months	$15,000	$1,000,119
David G. Paulson Chief Operating Officer	48 weeks	$479,769	48 weeks	$12,746	12 months	$15,000	$507,515
John P. Cassidy Chief Technology and Operations Officer	52 weeks	$477,750	52 weeks	$13,808	12 months	$15,000	$506,558
Michael A. Rizzo Chief Risk Officer	48 weeks	$389,496	48 weeks	$12,746	12 months	$15,000	$417,242
Julie F. Spiker General Counsel & Corporate Secretary	52 weeks	$396,680	52 weeks	$15,758	12 months	$15,000	$427,438
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

Post-Termination Compensation - Change-In-Control

Name and Principal Position	Base Salary (1)	Potential Incentive Award (2) (7)	Medical Coverage (3)	Outplace- ment Services and Financial Planning (4)	Additional Severance Amount (5)*	Accelerated Deferred Incentive Installment Amount (7)	Severance/ Defined Contribution Match Amount (6)*	Total
Winthrop Watson President and CEO	$2,904,220	$2,178,165	$20,713	$30,000	$1,570,000	$1,492,813	$304,943	$8,500,853
David G. Paulson Chief Operating Officer	$1,039,500	$727,650	$20,713	$30,000	$600,000	$680,506	$106,029	$3,204,397
John P. Cassidy Chief Technology and Operations Officer	$955,500	$621,075	$20,713	$30,000	$1,323,000	$581,257	$94,595	$3,626,139
Michael A. Rizzo Chief Risk Officer	$843,908	$464,149	$20,713	$30,000	$548,000	$462,962	$78,483	$2,448,216
Julie F. Spiker General Counsel & Corporate Secretary	$793,360	$436,348	$23,637	$30,000	$968,000	$395,551	$73,782	$2,720,679
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
(6) CIC agreements stipulate additional severance in an amount equivalent to 2.99 times (CEO) and two times (other Executives) years of defined contribution match. Note that compensation for the defined contribution match includes base compensation and annual incentive.
(7) The 2019, 2020, and 2021 Executive Officer Incentive Compensation Plans provide for vesting of the remaining unpaid deferred award installments that correspond to each participant’s 2019, 2020, and 2021 current incentive award. The 2022 Executive Officer Incentive Compensation Plan also provides for vesting of deferred award installments in the event of a Change in Control. As a result, the unpaid deferred award installments for each participant that correspond to the 2022 current incentive award would also be paid out upon a CIC event along with the 2019, 2020, and 2021 Plans’ unpaid deferred installments. This payment is in addition to any current incentive award payout reflected in the SCT. The unpaid deferred installments that would vest for each participant are as set forth above in the deferred installments table. See Exhibit 10.15 to the Bank’s 2018 Form 10-K for the terms of the 2019 Plan. See Exhibit 10.15 to the Bank’s 2019 Form 10-K for the terms of the 2020 Plan. See Exhibit 10.15 to the Bank’s 2020 Form 10-K for the terms of the 2021 Plan. See Exhibit 10.14 to the Bank’s 2021 Form 10-K for the terms of the 2022 Plan.

DIRECTOR COMPENSATION

The Bank's directors were compensated in accordance with the 2022 Directors’ Compensation Policy (2022 Compensation Policy) as adopted by the Bank's Board. Under the 2022 Compensation Policy, the total annual director fees were paid as a combination of a quarterly retainer fee and per meeting fees. The following table sets forth the maximum fees that Bank directors could earn in 2022.

	Retainer Fees	Meeting Fees	Total
Board Chair	$70,000	$72,500	$142,500
Board Vice Chair	$61,248	$61,252	$122,500
Committee Chair	$61,248	$61,252	$122,500
Director	$57,496	$55,004	$112,500

The 2022 Compensation Policy fee levels were as set forth in Exhibit 10.4.1 to the Bank's 2021 Form 10-K. The Finance Agency has determined that the payment of director compensation is subject to Finance Agency review. Compensation can exceed the guidelines under the 2022 Compensation Policy based on a director assuming additional responsibilities, such as chairing a Committee or Board meeting. The following table sets forth the compensation of the Bank’s director’s for services rendered in 2022.

Name	Fees Earned or Paid in Cash	All Other Compensation	Total Compensation
William C. Marsh (Chair)	$142,492	$17	$142,509
Louise M. Herrle (Vice Chair)	122,496	17	122,513
Barbara Adams	112,492	17	112,509
Pamela C. Asbury	122,496	17	122,513
Thomas Bailey	112,492	17	112,509
Glenn R. Brooks	122,496	17	122,513
Romulo L. Diaz, Jr., Esq.	112,492	17	112,509
James V. Dionise	112,492	17	112,509
Angel L. Helm	122,496	17	122,513
Joseph Major	112,492	17	112,509
Brendan J. McGill	122,496	17	122,513
Lynda A. Messick	122,496	17	122,513
Thomas H. Murphy	117,392	17	117,409
Bradford E. Ritchie	122,496	17	122,513
Dr. Howard B. Slaughter, Jr.	112,492	17	112,509
Jeane M. Vidoni	114,472	17	114,489

"Total Compensation" does not include previously deferred director fees for prior years' service and earnings on such fees for those directors participating in the Bank's nonqualified deferred compensation deferred fees plan for directors. The plan allows directors to defer their fees for the year in total and receive earnings based on returns available under or comparable to certain publicly available mutual funds, including equity funds and money market funds. No Bank matching contributions are made under the plan. Directors who attended all Board and applicable Committee meetings in 2022 received the maximum total fees. In 2022, the Bank had a total of 6 Board meetings (and 1 additional interim meeting) and 35 Board Committee meetings (and 9 additional interim meetings). There was 1 Board Executive Committee meeting in 2022.

"All Other Compensation" for each includes $17 per director annual premium for director travel and accident insurance.

For 2023, the Bank's Board adopted and received non-objection from the Finance Agency its 2023 Directors' Compensation Policy with the basis for fee payment being a combination of quarterly retainer and per-meeting fees, as was the case under the 2022 Directors’ Compensation Policy. In general, the 2023 Directors’ Compensation Policy provides for total fees for the Chair of $152,000; $130,000 for the Vice Chair and for each of the Committee Chairs; and $120,000 for each of the other Directors. See Exhibit 10.4.1 to this Annual Report filed on Form 10-K.

Item 12: Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Generally, the Bank may issue capital stock only to members. As a result, the Bank does not offer any compensation plan under which equity securities of the Bank are authorized for issuance.

Institutions Holding 5% or More of Outstanding Capital Stock
as of February 28, 2023

Name	Address	Capital Stock	% of Total Capital Stock
PNC Bank, N.A. (a)	222 Delaware Avenue Wilmington, Delaware 19899	$1,307,900,000	37.1%
T.D.Bank, N.A.	2035 Limestone Road Wilmington, Delaware 19808	637,794,400	18.1%
Santander Bank, N.A.	824 North Market Street, Suite 100 Wilmington, Delaware 19801	240,472,800	6.8%
Ally Bank (b)	200 West Civic Centre Drive Sandy, Utah 84070	226,000,000	6.4%
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

Capital Stock Outstanding to Member Institutions
Whose Officers and/or Directors Served as a Director of the Bank
as of February 28, 2023

Name	Address	Capital Stock	% of Total Capital Stock
Penn Community Bank	3969 Durham Road Doylestown, Pennsylvania 18902	$14,933,900	0.4%
Summit Community Bank, Inc.	300 North Main Street Moorefield, West Virginia 26836	7,362,400	0.2%
Genworth Life Insurance Company	251 Little Falls Drive Wilmington, Delaware 19808	7,101,400	0.2%
Peoples Security Bank and Trust Company	150 N. Washington Avenue Scranton, Pennsylvania 18503	5,406,300	0.2%
Brentwood Bank	411 McMurray Road Bethel Park, Pennsylvania 15102	4,106,300	0.1%
Mars Bank	145 Grand Avenue Mars, Pennsylvania 16046	2,623,100	0.1%
Harleysville Bank	271 Main Street Harleysville, Pennsylvania 19438	2,396,500	0.1%
Victory Bank	548 North Lewis Road Limerick, Pennsylvania 19468	747,300	*
Stepping Stones Credit Union	603 N Church St Wilmington, DE 19801	10,000	*
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

On an annual basis, each director and executive officer is obligated to complete a director and officer questionnaire which requires disclosure of any transactions with the Bank in which the director or executive officer, or any member of his or her immediate family, has a direct or indirect material interest. All directors must adhere to the Bank’s Code of Business Conduct which addresses conflicts of interest. Under the Code of Business Conduct, only the Board can grant a waiver of the Code’s requirements in regard to a director or executive officer.

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

Related Person Transaction Policy

In addition to the Bank’s Code of Business Conduct which continues to govern potential director and executive officer conflicts of interest, originally effective January 31, 2007, most recently updated effective December 15, 2022, the Bank adopted a written Related Person Transaction Policy. The Policy is subject to annual review and approval and was most recently re-approved by the Board in February 2023. In accordance with the terms of the Policy, the Bank will enter into Related Person Transactions that are not in the ordinary course of Bank business only when the Governance and Public Policy Committee of the Board determines that the Related Person Transaction is in the best interests of the Bank and its investors. Ordinary course of Bank business is defined as providing the Bank’s products and services, including affordable housing products, to member institutions on terms no more favorable than the terms of comparable transactions with similarly situated members. A Related Person Transaction subject to disclosure is a transaction, arrangement or relationship (or a series of transactions, arrangements or relationships) in which the Bank was, is or will be a participant, the amount involved exceeds $120,000 and in which a Related Person had, has or will have a direct or indirect material interest. A Related Person is any director or executive officer of the Bank, any member of their immediate families or any holder of 5 percent or more of the Bank’s outstanding capital stock. A transaction with a company with which a Related Person is associated is deemed pre-approved where the Related Person: (1) serves only as a director of such company; (2) is only an employee (and not an executive officer) of such company; or (3) is the beneficial owner of less than 10 percent of such company’s shares.

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

The Bank did not engage in any Federal funds transactions with related persons during 2022. Additionally, from January 1 through February 28, 2023, the Bank had no Federal funds transactions with related persons.

In 2022, the Bank had funds on deposit with JP Morgan Chase Bank, N.A. (JP Morgan) (acquired Bank stock via merger of the Bank’s former member, Chase Bank USA, N.A.). In 2022, the maximum amount of Bank funds on deposit at JP Morgan was $614,152,254 and JP Morgan paid the Bank $7,692,529 in interest on such deposits.

In addition, in 2022 the Bank had a maximum notional amount of $1,276,454,904 in derivatives transactions outstanding with JP Morgan under an ISDA master agreement executed with JP Morgan in 1995. The Governance and Public Policy Committee has ratified and authorized continued derivative transactions meeting the terms of the Bank’s applicable credit and other policies with JP Morgan. As of February 28, 2023, the notional amount of derivatives transactions outstanding with JP Morgan under the above-referenced ISDA master agreement was $2,518,879,377.

Under the terms of the Bank’s Related Person Transaction Policy as most recently approved, the Governance and Public Policy Committee annually reviews previously approved Related Person Transactions to determine whether to authorize any new Related Person Transactions with each Related Person that the Committee has previously approved. Such re-authorization applies solely to new Related Person Transactions with such entity(ies) and does not affect the authorized status of any existing and outstanding Related Person Transactions. In February 2023, the Committee considered the previously approved member/stockholder money market transactions as described above and determined to continue the authorization of new such money market transactions with such entities.

Director Independence

Under the Act, Bank management is not allowed to serve on the Bank’s Board. Consequently, all directors of the Bank are outside directors. As discussed in Item 10. Directors, Executive Officers and Corporate Governance in this Form 10-K, directors are classified under the Act as either being a Member Director or an Independent Director. By statute, the Board cannot expand or reduce the number of directors that serve on the Board. Only the Finance Agency has the authority to determine how many seats exist on the Board, which is currently set at 16. As of February 28, 2023, the Board was comprised of 16 directors: nine Member Directors and seven Independent Directors. Currently, the Board has its full complement of Directors.

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

The Act and Finance Agency Regulations. Following the enactment of the Housing Act amendments to the Act on July 30, 2008, an individual is not eligible to be an Independent Bank director if the individual serves as an officer, employee, or director of any member of the Bank, or of any recipient of loans from the Bank. During 2022 and through February 28, 2023, none of the Bank’s Independent Directors were an officer, employee or director of any member or of any institution that received advances from the Bank.

Effective on enactment of the Housing Act, the FHLBanks are required to comply with the substantive Audit Committee director independence standards under Section 10A(m) of the Exchange Act. Rule 10A-3(b)(ii)(B) implementing Section 10A(m) provides that in order to be considered to be independent, a member of an audit committee may not: a) accept directly or indirectly a compensatory fee (other than from the issuer for service on the Board) or b) be an affiliated person of the issuer, defined as someone who directly or indirectly controls the issuer. The SEC implementing regulations provide that a person will be deemed not to control an issuer if the person does not own directly or indirectly more than 10% of any class of voting equity securities. The existence of this safe harbor does not create a presumption in any way that a person exceeding the ownership requirement controls or is otherwise an affiliate of a specified person. In regard to the Bank and the other FHLBanks, this provision of the Housing Act raises an issue whether a Member Director whose institution is a 10% or greater Bank shareholder could be viewed as an affiliate of the Bank, rendering such Member Director ineligible to serve on the Bank’s Audit Committee. Because of the cooperative structure of the FHLBanks, the limited items on which FHLBank stockholders may vote and the statutory cap limiting the votes that any one member may cast for a director to the state average, it is not clear that the fact that a Member Director’s institution that is a 10% or greater Bank shareholder is an affiliate of the Bank. Nevertheless, none of the Bank’s current Audit Committee members nor those who served during 2022 were Member Directors from institutions that were 10% or greater Bank shareholders.

In addition, the Finance Agency director independence standards prohibit individuals from serving as members of the Bank’s Audit Committee if they have one or more disqualifying relationships with the Bank or its management that would interfere with the exercise of that individual’s independent judgment. Disqualifying relationships considered by the Board are: employment with the Bank at any time during the last five years; acceptance of compensation from the Bank other than for service as a director; being a consultant, advisor, promoter, underwriter or legal counsel for the Bank at any time within the last five years; and being an immediate family member of an individual who is or who has been within the past five years, a Bank executive officer. As of February 28, 2023 and as of the date of this filing, all members of the Audit Committee were independent under the substantive Act and Finance Agency regulatory criteria.

SEC Rules. Pursuant to the SEC rules applicable to the Bank for disclosure purposes, the Bank’s Board has adopted the independence standards of the New York Stock Exchange (NYSE) to determine which of its directors are independent, which members of its Human Resources Committee are not independent, which members of its Audit Committee are not independent and whether the Bank’s Audit Committee financial expert is independent. As the Bank is not a listed company, the NYSE director independence standards are not substantive standards that are applied to determine whether individuals can serve as members of the Bank’s Board or its Human Resources or Audit Committees.

After applying the NYSE independence standards, the Board determined that, for purposes of the SEC disclosure rules, as of February 28, 2023, all seven of the Bank’s Independent Directors, Adams, Brooks, Diaz, Helm, Herrle, Murphy and Slaughter, are independent. In determining that Director Brooks was independent, the Board considered that Leon N. Weiner & Associates, Inc., the organization for which Director Brooks serves as President, received an AHP grant in the amount of $405,000 from the Bank in 2020 and that Leon N. Weiner Education Foundation, a charitable organization for which Mr. Brooks serves as Vice President, received a $10,000 charitable contribution from the Bank in 2021, and a $5,000 charitable contribution in 2022. In determining that Director Herrle was independent, the Board considered that Light of Light Rescue Mission, a non-profit organization for which Ms. Herrle has provided volunteer assistance, received AHP grants in the amounts of $749,999 and $750,000 in 2019 and 2020, respectively. The Board also considered that Light of Life Rescue Mission received a $1,200 charitable contribution from the Bank in 2021, and a $5,000 charitable contribution in 2022. Finally, in determining that Director Slaughter was independent, the Board considered that Habitat for Humanity of Greater Pittsburgh, the non-profit organization for which Director Slaughter serves as President and Chief Executive Officer, received AHP grants in the amounts of $225,000 and $300,000 in 2018 and 2019, respectively. The Board also considered that Habitat for Humanity of Greater Pittsburgh received charitable contributions of $10,000 in each of 2020, 2021, and $5,000 in 2022.

The Board was unable to affirmatively determine that there are no material relationships (as defined in the NYSE rules) between the Bank and its nine Member Directors, and on February 17, 2023 concluded that none of the Bank’s current Member Directors was independent under the NYSE independence standards. In making this determination, the Board considered the cooperative relationship between the Bank and its Member Directors. Specifically, the Board considered the fact that each of the Bank’s Member Directors are officers or directors of a Bank member institution, and each member institution has access to, and is encouraged to use, the Bank’s products and services. Furthermore, the Board considered the appropriateness of making a determination of independence with respect to the Member Directors based on a member’s given level of business as of a particular date, when the level of each member’s business with the Bank is dynamic and the Bank’s desire as a cooperative is to increase its level of business with each of its members. As the scope and breadth of a member’s business with the Bank changes, such member’s relationship with the Bank might, at any time, constitute a disqualifying transaction or business relationship under the NYSE’s independence standards. For former Member Directors Messick and Ritchie, who served on the Board in 2022 but not in 2023, the Board determined that they were not independent as well.

The Board’s Human Resources Committee has responsibility for overseeing executive compensation. Applying the NYSE independence standards for compensation committee members, the Board determined that the current Member Directors serving on the Human Resources Committee, Messrs. Major, McGill and Ms. Vidoni, are not independent. The Board determined that Independent Director Mr. Diaz is independent. With respect to former Member Director Mr. Ritchie, who served on the Committee in 2022 but not in 2023, the Board determined that he was not independent under the NYSE standards.

The Board has a standing Audit Committee. The Board determined that the Member Directors serving as members of the Bank’s Audit Committee, Messrs. Bailey and Dionise and Ms. Jackson, are not independent under the NYSE standards for Audit Committee members. The Board determined that Independent Directors Mses. Adams and Helm, who are serving as members of the Bank’s Audit Committee, are independent under the NYSE standards. With respect to former Member Director Ms. Messick, who served on the Audit Committee in 2022 but not in 2023, the Board determined that she was not independent under the NYSE standards. All of the Bank’s Audit Committee members are independent under the Finance Agency independence standards.

Item 14: Principal Accountant Fees and Services

    The following table sets forth the aggregate fees billed to the Bank for 2022 and 2021 by its independent registered public accounting firm, PricewaterhouseCoopers LLP.

(in thousands)	2022	2021
Audit fees	$897	$854
Audit-related fees	99	81
All other fees	4	4
Total fees	$1,000	$939

Audit fees consist of fees billed for professional services rendered for the audits of the financial statements, reviews of interim financial statements, and audits of the Bank’s internal controls over financial reporting for the years ended December 31, 2022 and 2021.

Audit-related fees consist of fees billed during 2022 and 2021 for assurance and related services reasonably related to the performance of the audit or review of the financial statements. Audit-related fees were for assurance and related services primarily for accounting consultations and fees related to participation in, and presentations at, conferences. All other fees were for the annual license of accounting research software and disclosure compliance checklist.

The Bank is exempt from all Federal, state and local income taxation with the exception of real estate property taxes and certain employer payroll taxes. There were no tax fees paid during 2022 and 2021.

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

The Bank paid additional fees to PricewaterhouseCoopers LLP in the form of assessments paid to the OF. These fees were approximately $45 thousand and $36 thousand for 2022 and 2021, respectively. These fees were classified as Other Expense - Office of Finance on the Statement of Income and were not included in the totals above.

PART IV

Item 15: Exhibits and Financial Statement Schedules

(a)(1) Financial Statements

The following financial Statements of the Federal Home Loan Bank of Pittsburgh, set forth in Item 8 above, are filed as part of this Report.

Management’s Report on Internal Control over Financial Reporting
Report of Independent Registered Public Accounting firms (PCAOB ID 238)
Statements of Income for each of the years ended December 31, 2022, 2021 and 2020
Statements of Comprehensive Income for each of the years ended December 31, 2022, 2021 and 2020
Statements of Condition as of December 31, 2022 and 2021
Statements of Cash Flows for each of the years ended December 31, 2022, 2021 and 2020
Statements of Changes in Capital for each of the years ended December 31, 2022, 2021 and 2020
Notes to Financial Statements

(2) Financial Statement Schedules

The schedules required by the applicable accounting regulations of the Securities and Exchange Commission that would normally appear in Item 8. Financial Statements and Supplementary Data are included in the Earnings Performance and Financial Condition sections within Item 7. Management’s Discussion and Analysis.

(b) Index of Exhibits

The following is a list of the exhibits filed or furnished with the Bank’s 2022 Form 10-K or incorporated herein by reference.

Exhibit No.	Description	Method of Filing +
3.1	Certificate of Organization	Incorporated by reference to the correspondingly numbered Exhibit to the Bank’s registration statement on Form 10 filed with the SEC on June 9, 2006.
3.2	The Bylaws of the Federal Home Loan Bank of Pittsburgh as amended effective March 10, 2016	Incorporated by reference to Exhibit 3.2.1 to the Bank's Form 10-K filed with the SEC on March 10, 2016.
4.1	Bank Capital Plan, as amended and restated effective October 6, 2014	Incorporated by reference to Exhibit 4.1 to the Bank’s Form 10-K filed with the SEC on March 9, 2022.
4.2	Description of Registered Securities	Incorporated by reference to Exhibit 4.2 to the Bank’s Form 10-K filed with the SEC on March 10, 2020.
10.1	2021 Severance Policy*	Incorporated by reference to Exhibit 10.1.2 to the Bank’s Form 10-K filed with the SEC on March 9, 2022
10.1.2	2022 Severance Policy*	Filed herewith.
10.2	Services Agreement with FHLBank of Chicago	Incorporated by reference to Exhibit 10.7 to the Bank’s registration statement on Form 10 filed with the SEC on June 9, 2006.
10.3	Amended and Restated Federal Home Loan Banks P&I Funding and Contingency Plan Agreement	Incorporated by reference to the correspondingly numbered Exhibit to the Bank’s Form 10-Q filed with the SEC on May 9, 2017.
10.4	2022 Directors’ Compensation Policy*	Incorporated by reference to Exhibit 10.4.1 to the Bank’s Form 10-K filed with the SEC on March 9, 2022.
10.4.1	2023 Directors’ Compensation Policy*	Filed herewith.
10.5	Supplemental Executive Retirement Plan Amended and Restated Effective June 26, 2007, Revised December 19, 2008, December 18, 2009, October 26, 2012 and March 26, 2015*	Incorporated by reference to Exhibit 10.5.2 to the Bank's Form 10-Q filed with the SEC on May 7, 2015.
10.5.1	Pentegra Defined Benefit Plan for Financial Institutions Summary Plan Description Dated July 1, 2013*	Incorporated by reference to the correspondingly numbered Exhibit to the Bank's Form 10-K filed with the SEC on March 13, 2014.
10.6	Supplemental Thrift Plan Amended and Restated Effective June 26, 2007, Revised September 26, 2007, December 19, 2008, December 18, 2009, October 26, 2012, March 26, 2015, and June 21, 2019*	Incorporated by reference to Exhibit 10.1 to the Bank’s Form 10-Q filed with the SEC on August 8, 2019.
10.6.1	Federal Home Loan Bank of Pittsburgh Defined Contribution Plan Summary Plan Description Dated July 1, 2020*	Incorporated by reference to Exhibit 10.6.1 to the Bank’s Form 10-K filed with the SEC on March 9, 2021.
10.6.2	Amendment to the Federal Home Loan Bank of Pittsburgh Defined Contribution Plan, as restated effective July 1, 2020*	Incorporated by reference to Exhibit 10.6.2 to the Bank’s Form 10-K filed with the SEC on March 9, 2022
10.7	Mortgage Partnership Finance® Services Agreement Dated August 31, 2007, with FHLBank of Chicago	Incorporated by reference to Exhibit 10.17 to the Bank's Form 10-Q filed with the SEC on November 7, 2007.
10.7.1	Mortgage Partnership Finance® Consolidated Interbank Agreement dated July 22, 2016	Incorporated by reference to Exhibit 10.7.1 to the Bank's Form 10-Q filed with the SEC on August 9, 2016.

Exhibit No.	Description	Method of Filing +
10.8	August 2016 Form of Executive Officer Severance (CIC) Agreement*	Incorporated by reference to Exhibit 10.9.1 to the Bank’s Form 10-Q filed with the SEC on August 9, 2016.
10.9	2019 Executive Officer Incentive Compensation Plan*	Incorporated by reference to Exhibit 10.15 to the Bank’s Form 10-K filed on March 11, 2019.
10.10	2020 Executive Officer Incentive Compensation Plan*	Incorporated by reference to Exhibit 10.15 to the Bank’s Form 10-K filed with the SEC on March 10, 2020.
10.11	2021 Executive Officer Incentive Compensation Plan*	Incorporated by reference to Exhibit 10.15 to the Bank’s Form 10-K filed with the SEC on March 9, 2021.
10.12	2022 Executive Officer Incentive Compensation Plan*	Incorporated by reference to Exhibit 10.14 to the Bank’s Form 10-K filed with the SEC on March 9, 2022
10.13	2023 Executive Officer Incentive Compensation Plan	Filed herewith.
10.14	Offer Letter for Winthrop Watson*	Incorporated by reference to Exhibit 10.15 to the Bank's Form 10-Q filed with the SEC on November 12, 2009.
10.15	Joint Capital Enhancement Agreement dated February 28, 2011	Incorporated by reference to Exhibit 99.1 of the Bank's Form 8-K filed with the SEC on March 1, 2011.
10.16	Amended Joint Capital Enhancement Agreement dated August 5, 2011	Incorporated by reference to Exhibit 99.1 of the Bank's Form 8-K filed with the SEC on August 5, 2011.
10.17	Form of Director and Officer Indemnification Agreement*	Incorporated by reference to Exhibit 10.1 to the Bank’s Form 10-Q filed with the SEC on May 7, 2019.
24.0	Power of Attorney	Filed herewith.
31.1	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 for the Chief Executive Officer	Filed herewith.
31.2	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 for the Principal Financial Officer	Filed herewith.
32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 for the Chief Executive Officer	Furnished herewith.
32.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 for the Principal Financial Officer	Furnished herewith.
99.1	Federal Home Loan Bank of Pittsburgh Board of Directors Audit Committee Charter	Filed herewith.
99.2	Report of the Audit Committee	Furnished herewith.
101.INS	XBRL Instance Document - The instance document does not appear in the interactive data file because its XBRL tags are embedded within the inline XBRL document.	Filed herewith.
101.SCH	XBRL Taxonomy Extension Schema Document	Filed herewith.
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document	Filed herewith.
101.LAB	XBRL Taxonomy Extension Label Linkbase Document	Filed herewith.
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document	Filed herewith.
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document	Filed herewith.
104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)	Filed herewith.

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

Date: March 8, 2023

    Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Capacity	Date
/s/ Winthrop Watson Winthrop Watson	President and Chief Executive Officer (Principal Executive Officer)	March 8, 2023
/s/ Edward V. Weller Edward V. Weller	Chief Financial Officer (Principal Financial Officer)	March 8, 2023
/s/ David G. Paulson David G. Paulson	Chief Operating Officer	March 8, 2023
*/s/ William C. Marsh William C. Marsh	Chairman of the Board of Directors	March 8, 2023
*/s/ Louise M. Herrle Louise M. Herrle	Vice Chairman of the Board of Directors	March 8, 2023
*/s/ Barbara Adams Barbara Adams	Director	March 8, 2023
*/s/ Pamela C. Asbury Pamela C. Asbury	Director	March 8, 2023
*/s/ Thomas Bailey Thomas Bailey	Director	March 8, 2023
*/s/ Glenn R. Brooks Glenn R. Brooks	Director	March 8, 2023

Signature	Capacity	Date
*/s/ Romulo L. Diaz, Jr., Esq. Romulo L. Diaz, Jr., Esq.	Director	March 8, 2023
*/s/ James V. Dionise James V. Dionise	Director	March 8, 2023
*/s/ Angel L. Helm Angel L. Helm	Director	March 8, 2023
*/s/ Blanche L. Jackson Blanche L. Jackson	Director	March 8, 2023
*/s/ H. Charles Maddy H. Charles Maddy	Director	March 8, 2023
*/s/ Joseph W. Major Joseph W. Major	Director	March 8, 2023
*/s/ Brendan J. McGill Brendan J. McGill	Director	March 8, 2023
*/s/ Thomas H. Murphy Thomas H. Murphy	Director	March 8, 2023
*/s/ Dr. Howard B. Slaughter, Jr. Dr. Howard B. Slaughter, Jr.	Director	March 8, 2023
*/s/ Jeane M. Vidoni Jeane M. Vidoni	Director	March 8, 2023
*By: /s/ Julie F. Spiker Julie F. Spiker, Attorney-in-fact, pursuant to Power of Attorney filed herewith