Form 10-Q
period 2023-06-30
Federal Home Loan Bank of Pittsburgh
filed 2023-08-08
CIK 1330399

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2023
or
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

There were 38,085,277 shares of common stock with a par value of $100 per share outstanding at July 31, 2023.

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

Stress in the banking sector eased in the second quarter and the US economy continued to perform well. As a result, the Federal Reserve Board (Federal Reserve) has signaled the potential for additional rate increases, resulting in higher US treasury yields. The Federal Reserve slowed the pace of interest rate increases, raising the target rate during its May 2023 meeting from a range of 4.75-5.0% to 5.0-5.25%, and held rates at its June 2023 meeting. Debt ceiling uncertainty intensified before being resolved in the beginning of June. As a result, FHLBank Term debt spreads relative to U.S. Treasures tightened during the quarter.

Results of Operations. The Bank's net income for the second quarter of 2023 totaled $175.9 million, compared to $37.5 million for the second quarter of 2022. The $138.4 million increase was driven primarily by higher net interest income. Higher net interest income was primarily driven by significantly higher short-term interest rates and significantly higher average balances. The net interest margin was 67 basis points in the second quarter of 2023 and 50 basis points for the second quarter of 2022. The increase in net interest margin was primarily due to the impact that the increase in short-term interest rates had on non-interest bearing funds.

For the six months ended June 30, 2023, the Bank’s net income totaled $299.0 million, compared to $56.2 million for the same prior-year period. The $242.8 million increase was driven primarily by higher net interest income and mark to market gains in the derivatives and trading portfolios. The net interest margin was 64 basis points for the first six months of 2023 and 48 basis points for the first six months of 2022. The increase in net interest margin was primarily due to the impact that the increase in short-term interest rates had on non-interest bearing funds.

In addition to statutory Affordable Housing Program (AHP) assessments under the FHLBank Act, the FHLBanks have stated in their public comment letter to the FHFA that they are either already making or will make voluntary contributions of 5% of earnings in support of community investment activities. In 2023, the Bank intends to make voluntary contributions equal to 5% of prior year's pre-assessment net income to its existing suite of voluntary community investment products. Increasing its voluntary contributions to 5% of prior year's pre-assessment net income will not be significant to the Bank's financial condition or results of operations. For additional information on the Bank's Community Investment Products, refer to Community Investment Products in Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations of the Bank's 2022 Form 10-K.

Financial Condition. Advances. Advances totaled $80.6 billion at June 30, 2023, an increase of $11.7 billion compared to $68.9 billion at December 31, 2022. In addition, the par value of advances that had a remaining maturity of more than one year decreased to 57% at June 30, 2023 compared to 59% at December 31, 2022. The increase in advances was primarily driven by the stress placed on the banking industry and financial markets during late first quarter, as well as increasing deposit competition following recent Federal Reserve actions to increase short-term interest rates. These factors have led to continued use of advances by depository members as a form of balance sheet liquidity. Although advance levels increased, it is not uncommon for the Bank to experience variances in the overall advance portfolio driven primarily by changes in member needs.

The ability to grow and/or maintain the advance portfolio is affected by, among other things, the following: (1) the liquidity demands of the Bank's borrowers; (2) the composition of the Bank's membership; (3) members' regulatory requirements; (4) current and future credit market conditions; (5) housing market trends; (6) the shape of the yield curve and (7) advance pricing.

Liquidity Investments. The Bank maintains liquidity to meet member borrowing needs and regulatory standards. The liquidity investment portfolio is comprised of cash, interest-bearing deposits, certificates of deposits, Federal funds sold, securities purchased under agreements to resell, and U.S. Treasury obligations classified as trading or available-for-sale (AFS). At June 30, 2023, the Bank held $12.2 billion of liquid assets compared to $14.0 billion at December 31, 2022. The $1.8 billion decrease in liquid assets was driven by normal portfolio management.

Investments. The Bank's investment portfolio, excluding those investments included in the liquidity portfolio, is comprised of trading, AFS and HTM investments. The investments must meet the Bank's risk guidelines and certain other requirements, such as yield. The Bank's investment portfolio totaled $11.1 billion at June 30, 2023 and $8.1 billion at December 31, 2022. During the first six months of 2023, the Bank was able to grow its MBS portfolio due to the combination of increased capacity resulting from increased capital and widening of mortgage spreads.

Consolidated Obligations. The Bank's consolidated obligations totaled $101.9 billion at June 30, 2023, an increase of $11.7 billion from December 31, 2022. At June 30, 2023, bonds represented 81% of the Bank's consolidated obligations, compared with 63% at December 31, 2022. Discount notes represented 19% of the Bank's consolidated obligations at June 30, 2023 compared with 37% at year-end 2022. The overall increase in consolidated obligations outstanding is consistent with the increase in advance balances. The funding mix shifted towards callable bonds as the Bank capitalized on favorable funding spreads.

Capital Position and Regulatory Requirements. Total capital at June 30, 2023 was $5.6 billion, compared to $4.9 billion at December 31, 2022. The increase was primarily due to increased capital stock as a result of higher advances. Total retained earnings at June 30, 2023 were $1.7 billion, compared with $1.5 billion at December 31, 2022. Accumulated other comprehensive income (loss) (AOCI) was $(50.4) million at June 30, 2023, an increase of $16.1 million from December 31, 2022. This increase was due to increases in the fair values of securities within the AFS portfolio.

In July 2023, the Bank paid quarterly dividends of 7.95% annualized on activity stock and 5.25% annualized on membership stock. In both February and April 2023, the Bank paid quarterly dividends of 7.95% annualized on activity stock and 4.00% and 5.00% ( respectively) annualized on membership stock. The dividends paid were based on stockholders' average balances for the fourth quarter of 2022 (February dividend), the first quarter of 2023 (April dividend), and the second quarter of 2023 (July dividend).

The dividend rates demonstrate that the Bank continues to return value to its member shareholders. Looking forward, market and business conditions can impact the Bank's overall performance, as well as the levels of future dividends. Management's intent is to continue to provide meaningful shareholder return; future dividend rates may not correlate directly with the pace and direction of interest rate changes.

The Bank met all of its capital requirements as of June 30, 2023, and in the Federal Housing Finance Agency's (Finance Agency or FHFA) most recent determination, as of March 31, 2023, the Bank was deemed "adequately capitalized."

Earnings Performance

    The following is Management Discussion and Analysis of the Bank's earnings performance for the three and six months ended June 30, 2023, which should be read in conjunction with the Bank's unaudited interim financial statements included in this Form 10-Q as well as the audited financial statements included in Item 8. Financial Statements and Supplementary Data in the Bank's 2022 Form 10-K.

Summary of Financial Results

Net Income and Return on Average Equity. The Bank's net income totaled $175.9 million for the second quarter of 2023, compared to $37.5 million for the second quarter of 2022. The $138.4 million increase in net income was driven primarily by the following:

▪Net interest income was $200.1 million for the second quarter of 2023, an increase of $133.1 million from $67.0 million during the same prior-year period.
–Interest income was $1,556.3 million for the second quarter of 2023, compared to $182.6 million in the same prior-year period. This increase was the result of higher yields driven by significantly higher short-term interest rates and significantly higher average advance balances.
–Interest expense was $1,356.2 million for the second quarter of 2023, compared to $115.6 million in the same prior-year period. This increase was the result of significantly higher short-term interest rates and significantly higher average consolidated obligations.
▪Noninterest income was $23.7 million for the second quarter of 2023 compared to $0.5 million in the same prior-year period. This $23.2 million increase was due primarily to valuation changes in the Bank's derivative and trading security portfolios as a result of market volatility and higher letter of credit fees earned.
▪Other expense was $27.5 million for the second quarter of 2023 compared to $24.6 million in the same prior-year period, an increase of $2.9 million. This increase reflected higher compensation and benefits driven by higher headcount, increased technology-related costs, higher assessed expenses from the Finance Agency and the Office of Finance, and market value changes of deferred compensation agreements, partially offset by a smaller discretionary pension contribution.
▪Second quarter 2023 performance allowed the Bank to allocate $19.6 million to the AHP.

The Bank's net income totaled $299.0 million for the six months ended June 30, 2023, compared to $56.2 million for the same prior-year period. The $242.8 million increase in net income was driven primarily by the following:

▪Net interest income was $357.4 million for the six months ended June 30, 2023, an increase of $246.3 million from $111.1 million during the same prior-year period.
–Interest income was $2,795.2 million for the six months ended June 30, 2023, compared to $277.0 million million in the same prior-year period. This increase was the result of higher yields driven by significantly higher short-term interest rates and significantly higher average advance balances.
–Interest expense was $2,437.8 million for the six months ended June 30, 2023, compared to $165.9 million in the same prior-year period. This increase was the result of significantly higher short-term interest rates and significantly higher average consolidated obligations.
▪Noninterest income was $30.8 million for the six months ended June 30, 2023, compared to $0.5 million in the same prior-year period. This $30.3 million increase was due primarily to valuation changes in the Bank's derivative and trading security portfolios, as a result of market volatility and higher letter of credit fees earned.
▪Other expense was $53.6 million for the six months ended June 30, 2023, compared to $46.9 million in the same prior- year period, an increase of $6.7 million. This increase reflected higher compensation and benefits driven by higher headcount, increased technology-related costs, higher assessed expenses from the Finance Agency and the Office of Finance, and market value changes of deferred compensation agreements, partially offset by a smaller discretionary pension contribution.
▪Performance for the six months ended June 30, 2023, allowed the Bank to allocate $33.4 million to the AHP.
The Bank’s return on average equity for the three and six months ended June 30, 2023 was 12.20% and 10.99%. The Bank's return on average equity for the three and six months ended June 30, 2022 was 4.69% and 3.81%.

Net Interest Income

Average Balances and Interest Yields/Rates Paid. The following table summarizes the average balances, yields or rates paid, and net interest margin on interest-earning assets and interest-bearing liabilities for the three and six months ended June 30, 2023 and 2022.

	Three months ended June 30,
	2023			2022
(dollars in millions)	Average Balance	Interest Income/ Expense	Avg. Yield/ Rate (%)	Average Balance	Interest Income/ Expense	Avg. Yield/ Rate (%)
Assets:
Securities purchased under agreements to resell	$5,873.4	$73.7	5.04	$2,135.8	$4.5	0.84
Federal funds sold	3,749.4	47.3	5.06	4,031.7	8.1	0.80
Interest-bearing deposits(1)	4,136.6	52.8	5.12	1,507.1	3.0	0.80
Investment securities(2)	14,363.4	186.9	5.22	13,427.2	49.5	1.48
Advances(3)	86,997.9	1,159.8	5.35	27,960.3	84.3	1.21
Mortgage loans held for portfolio(4)	4,563.5	35.8	3.15	4,680.2	33.2	2.85
Total interest-earning assets	119,684.2	1,556.3	5.22	53,742.3	182.6	1.36
Other assets	1,836.1			817.7
Total assets	$121,520.3			$54,560.0
Liabilities and capital:
Deposits(1)	$624.2	$7.7	4.96	$812.5	$1.4	0.71
Consolidated obligation discount notes	27,446.0	334.4	4.89	21,683.6	36.0	0.67
Consolidated obligation bonds	84,879.6	1,013.6	4.79	27,740.1	77.9	1.13
Other borrowings	28.8	0.5	7.90	22.4	0.3	6.15
Total interest-bearing liabilities	112,978.6	1,356.2	4.81	50,258.6	115.6	0.92
Other liabilities	2,762.2			1,096.6
Total capital	5,779.5			3,204.8
Total liabilities and capital	$121,520.3			$54,560.0
Net interest spread			0.41			0.44
Impact of noninterest-bearing funds			0.26			0.06
Net interest income/net interest margin(5)		$200.1	0.67		$67.0	0.50
Notes:
(1) Average balances of deposits (assets and liabilities) include cash collateral received from/paid to counterparties which is reflected in the Statements of Condition as derivative assets/liabilities.
(2) Investment securities include trading, AFS and HTM securities. The average balances of AFS and HTM are reflected at amortized cost.
(3) Interest on Advances includes prepayment fees of $0.0 million and $1.3 million in 2023 and 2022, respectively.
(4) Nonaccrual mortgage loans are included in average balances in determining the average rate.
(5) Net interest margin is net interest income before provision (reversal) for credit losses as a percentage of average interest-earning assets.

	Six months ended June 30,
	2023			2022
(dollars in millions)	Average Balance	Interest Income/ Expense	Avg. Yield/ Rate (%)	Average Balance	Interest Income/ Expense	Avg. Yield/ Rate (%)
Assets:
Securities purchased under agreements to resell	$5,394.0	$128.8	4.81	$1,475.1	$4.7	0.64
Federal funds sold	4,409.1	104.3	4.77	4,114.8	9.3	0.45
Interest-bearing deposits(1)	3,957.7	95.7	4.88	1,229.6	3.4	0.55
Investment securities(2)	13,955.5	345.3	4.99	13,560.9	82.9	1.23
Advances(3)	80,512.2	2,049.8	5.13	21,247.9	111.0	1.05
Mortgage loans held for portfolio(4)	4,568.2	71.3	3.15	4,695.4	65.7	2.82
Total interest-earning assets	112,796.7	2,795.2	5.00	46,323.7	277.0	1.21
Other assets	1,498.3			859.2
Total assets	$114,295.0			$47,182.9
Liabilities and capital:
Deposits(1)	$605.3	$14.2	4.73	$939.8	$1.6	0.36
Consolidated obligation discount notes	30,958.4	723.4	4.71	17,027.8	39.2	0.46
Consolidated obligation bonds	74,759.8	1,699.0	4.58	25,286.2	124.5	0.99
Other borrowings	33.0	1.2	7.51	22.4	0.6	5.66
Total interest-bearing liabilities	106,356.5	2,437.8	4.62	43,276.2	165.9	0.77
Other liabilities	2,451.3			932.4
Total capital	5,487.2			2,974.3
Total liabilities and capital	$114,295.0			$47,182.9
Net interest spread			0.38			0.44
Impact of noninterest-bearing funds			0.26			0.04
Net interest income/net interest margin(5)		$357.4	0.64		$111.1	0.48
Notes:
(1) Average balances of deposits (assets and liabilities) include cash collateral received from/paid to counterparties which is reflected in the Statements of Condition as derivative assets/liabilities.
(2) Investment securities include trading, AFS and HTM securities. The average balances of AFS and HTM are reflected at amortized cost.
(3) Interest on Advances includes prepayment fees of $0.1 million and $1.9 million in 2023 and 2022, respectively.
(4) Nonaccrual mortgage loans are included in average balances in determining the average rate.
(5) Net interest margin is net interest income before provision (reversal) for credit losses as a percentage of average interest-earning assets.

The Bank’s business model is designed to protect the net interest spread earned by the Bank and withstand fluctuations in both the level of interest rates and volume of business. Although interest income and interest expense increased significantly, changes in balance sheet composition resulted in the net interest spread decreasing in the second quarter of 2023 to 41 basis points compared to 44 basis points over the same prior year period. Net interest spread also decreased in the first six months of 2023 to 38 basis points compared to 44 basis points over the same prior year period. Lower spread advances make up a much larger percentage of the balance sheet than they did a year ago. Overall, net interest margin increased 17 basis points to 67 basis points for the second quarter of 2023 from the second quarter of 2022 due to the impact that the increase in short-term interest rates had on non-interest bearing funds. The Bank's net interest margin increased by 16 basis point to 64 basis points during the first six months of 2023, compared to 48 basis points during first six months of 2022. This increase was due to an increase in the impact of noninterest-bearing funds due to higher short-term interest rates.

Rate/Volume Analysis. Changes in both volume and interest rates influence changes in net interest income and net interest margin. The following table summarizes changes in interest income and interest expense between the three and six months ended June 30, 2023 and 2022.

	Increase (Decrease) in Interest Income/Expense Due to Changes in Rate/Volume 2023 compared to 2022
	Three months ended June 30,			Six months ended June 30,
(in millions)	Volume	Rate	Total	Volume	Rate	Total
Securities purchased under agreements to resell	$18.0	$51.2	$69.2	$36.1	$88.0	$124.1
Federal funds sold	(0.6)	39.8	39.2	0.7	94.3	95.0
Interest-bearing deposits	12.2	37.6	49.8	20.4	71.9	92.3
Investment securities	3.7	133.7	137.4	2.5	259.9	262.4
Advances	410.4	665.1	1,075.5	811.6	1,127.2	1,938.8
Mortgage loans held for portfolio	(0.8)	3.4	2.6	(1.8)	7.4	5.6
Total interest-earning assets	$442.9	$930.8	$1,373.7	$869.5	$1,648.7	$2,518.2

Deposits	$(0.4)	$6.7	$6.3	$(0.8)	$13.4	$12.6
Consolidated obligation discount notes	12.0	286.4	298.4	56.1	628.1	684.2
Consolidated obligation bonds	362.8	572.9	935.7	552.6	1,021.9	1,574.5
Other borrowings	0.1	0.1	0.2	0.4	0.2	0.6
Total interest-bearing liabilities	$374.5	$866.1	$1,240.6	$608.3	$1,663.6	$2,271.9
Total increase (decrease) in net interest income	$68.4	$64.7	$133.1	$261.2	$(14.9)	$246.3

Interest income increased significantly in both year-over-year and quarter-over-quarter comparisons. A significant increase in interest rates, coupled with a significant increase in advance volumes drove interest income higher as compared to 2022. Market liquidity, recent Federal Reserve actions responding to inflation, as well as depository member demand for liquidity in response to the stress placed on the banking industry and financial markets during late first quarter have continued to impact members' need for advances. Interest income on the mortgage loans held for portfolio was not impacted as much by the rise in interest rates because it is a fixed rate portfolio. MPF experienced a reduction in originations due to the higher interest rate environment.

Interest expense increased significantly in both year-over-year and quarter-over-quarter comparisons as well driven by higher rates paid on consolidated obligations brought on by increases in short-term interest rates. Average balances of consolidated obligations increased significantly through the first six months of 2023 consistent with the increase in average assets.

    Derivative Effects on Net Interest Income. The following tables quantify the effects of the Bank's derivative activities on net interest income for the three and six months ended June 30, 2023 and 2022.

Three Months Ended June 30, 2023
(in millions)	Advances	Investments	Mortgage Loans	Bonds	Discount Notes	Total
Amortization/accretion of hedging activities in net interest income	$—	$—	$(0.1)	$—	$—	$(0.1)
Gains (losses) on designated fair value hedges	0.1	1.3	—	0.8	2.4	4.6
Net interest settlements included in net interest income	81.5	46.9	—	(150.4)	(3.6)	(25.6)
Total effect on net interest income	$81.6	$48.2	$(0.1)	$(149.6)	$(1.2)	$(21.1)

Six Months Ended June 30, 2023
(in millions)	Advances	Investments	Mortgage Loans	Bonds	Discount Notes	Total
Amortization/accretion of hedging activities in net interest income	$0.1	$—	$(0.3)	$—	$—	$(0.2)
Gains (losses) on designated fair value hedges	—	0.6	—	—	(4.3)	(3.7)
Net interest settlements included in net interest income	134.8	91.4	—	(270.7)	(2.1)	(46.6)
Total effect on net interest income	$134.9	$92.0	$(0.3)	$(270.7)	$(6.4)	$(50.5)

Three Months Ended June 30, 2022
(in millions)	Advances	Investments	Mortgage Loans	Bonds	Total
Amortization/accretion of hedging activities in net interest income	$—	$(0.1)	$(0.4)	$0.1	$(0.4)
Gains (losses) on designated fair value hedges	(0.1)	0.6	—	(0.9)	(0.4)
Net interest settlements included in net interest income	(18.9)	(5.3)	—	26.2	2.0
Total effect on net interest income	$(19.0)	$(4.8)	$(0.4)	$25.4	$1.2

Six Months Ended June 30, 2022
(in millions)	Advances	Investments	Mortgage Loans	Bonds	Total
Amortization/accretion of hedging activities in net interest income	$—	$(0.1)	$(0.9)	$0.1	$(0.9)
Gains (losses) on designated fair value hedges	(0.1)	2.0	—	(0.1)	$1.8
Net interest settlements included in net interest income	(49.3)	(19.3)	—	52.1	$(16.5)
Total effect on net interest income	$(49.4)	$(17.4)	$(0.9)	$52.1	$(15.6)

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

Provision for Credit Losses. The provision for credit losses in the second quarter of 2023 was $0.8 million compared with a provision of $1.2 million in the second quarter of 2022. The provision for credit losses was $2.2 million for both the six months ended June 30, 2023 and June 30, 2022. The provision for the second quarter of 2023 was driven by increased BOB loan commitment balances and private label MBS classified as AFS due to a decline in market values, which was partially offset by lower expected credit losses as a result of faster projected prepayment speeds. The provision in the second quarter of 2022 was driven by private label MBS classified as AFS due to a decline in market values, which was partially offset by reversals for the Bank's BOB and MPF portfolios. The provisions for the six months ended June 30, 2023 and June 30, 2022 were driven primarily by private label MBS classified as AFS due to declines in market values.

Noninterest Income

	Three months ended June 30,		Six months ended June 30,
(in millions)	2023	2022	2023	2022
Net gains (losses) on investment securities	$(1.5)	$(6.4)	$1.4	$(19.9)
Net gains (losses) on derivatives	17.0	1.2	13.9	8.7
Standby letters of credit fees	7.3	5.6	14.0	11.3
Other, net	0.9	0.1	1.5	0.4
Total noninterest income (loss)	$23.7	$0.5	$30.8	$0.5

The Bank's change in total noninterest income for both three and six month periods ended June 30, 2023 compared to the same prior year periods was due primarily to valuation changes in the Bank's derivative and trading security portfolios as a result of market volatility and higher letter of credit fees earned.

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

The following tables detail the net effect of economic derivatives on noninterest income for the three and six months ended June 30, 2023 and 2022.

	Three months ended June 30, 2023
(in millions)	Advances	Investments	Mortgage Loans	Bonds	Discount Notes	Other	Total
Net gains (losses) on derivatives:
Gains (losses) on derivatives not receiving hedge accounting, including net interest settlements	$14.5	$11.3	$0.7	$(9.1)	$(0.1)	$—	$17.3
Other(1)	—	—	—	—	—	(0.3)	(0.3)
Total net gains (losses) on derivatives	$14.5	$11.3	$0.7	$(9.1)	$(0.1)	$(0.3)	$17.0

	Six months ended June 30, 2023
(in millions)	Advances	Investments	Mortgage Loans	Bonds	Discount Notes	Other	Total
Net gains (losses) on derivatives:
Gains (losses) on derivatives not receiving hedge accounting, including net interest settlements	$13.8	$7.6	$—	$(6.9)	$0.1	$—	$14.6
Other (1)	—	—	—	—	—	(0.7)	(0.7)
Total net gains (losses) on derivatives	$13.8	$7.6	$—	$(6.9)	$0.1	$(0.7)	$13.9

	Three months ended June 30, 2022
(in millions)	Advances	Investments	Mortgage Loans	Bonds	Discount Notes	Other	Total
Net gains (losses) on derivatives:
Gains (losses) on derivatives not receiving hedge accounting, including net interest settlements	$0.7	$8.3	$1.4	$(4.9)	$(3.9)	$—	$1.6
Other (1)	—	—	—	—	—	(0.4)	(0.4)
Total net gains (losses) on derivatives	$0.7	$8.3	$1.4	$(4.9)	$(3.9)	$(0.4)	$1.2

	Six months ended June 30, 2022
(in millions)	Advances	Investments	Mortgage Loans	Bonds	Discount Notes	Other	Total
Net gains (losses) on derivatives:
Gains (losses) on derivatives not receiving hedge accounting, including net interest settlements	$3.2	$26.3	$0.8	$(17.3)	$(3.9)	$—	$9.1
Other (1)	—	—	—	—	—	(0.4)	(0.4)
Total net gains (losses) on derivatives	$3.2	$26.3	$0.8	$(17.3)	$(3.9)	$(0.4)	$8.7
Notes:
(1)Represents the price alignment amount on derivatives for which variation margin is characterized as a daily settled contract.

Derivatives not receiving hedge accounting. For derivatives not receiving hedge accounting (i.e., economic hedges and mortgage delivery commitments), the Bank includes the net interest settlements and the fair value changes in the "Net gains (losses) on derivatives" financial statement line item. For economic hedges, the Bank recorded net gains of $17.3 million in the second quarter of 2023 compared to net gains of $1.6 million for the second quarter of 2022. The net gains observed during the second quarter of 2023 were primarily due to an increase in market value on the Bank’s asset swaps, partially offset by losses on the Bank's liability swaps, resulting from an increase in interest rates in the second quarter of 2023. For the six months ended June 30, 2023, the Bank recorded net gains of $14.6 million compared to net gains of $9.1 million for the six months ended June 30, 2022. The total notional amount of economic hedges, which includes mortgage delivery commitments was $3.2 billion at June 30, 2023 and $3.2 billion at December 31, 2022.

Other Expense

The Bank's total other expense increased $2.9 million to $27.5 million for the second quarter of 2023, compared with the same prior-year period. Total other expense for the first half of 2023 increased $6.7 million to $53.6 million from the first half of 2022. Both increases reflected higher compensation and benefits driven by higher headcount, increased technology-related costs, higher assessed expenses from the Finance Agency and the Office of Finance, and market value changes of deferred compensation agreements, partially offset by a smaller discretionary pension contribution.

Financial Condition

    The following should be read in conjunction with the Bank's unaudited interim financial statements in this Form 10-Q and the audited financial statements in the Bank's 2022 Form 10-K.

Assets

    Total assets were $109.3 billion at June 30, 2023, compared with $96.1 billion at December 31, 2022. The increase of $13.2 billion was primarily due to an increase in advances. Advances totaled $80.6 billion at June 30, 2023, an increase of $11.7 billion compared to $68.9 billion at December 31, 2022. The Bank's return on average assets for the three and six months ended June 30, 2023 was 0.58% and 0.53%. The Bank's return on average assets for the three and six months ended June 30, 2022 was 0.28% and 0.24%.

    The Bank's core mission activities include the issuance of advances and acquiring member assets through the MPF® Program. “Mortgage Partnership Finance” and “MPF” are registered trademarks of the Federal Home Loan Bank of Chicago. The core mission asset ratio, defined as the ratio of par amount of advances and MPF loans relative to consolidated obligations adjusted for certain U.S. Treasury securities using full year average balances, was 81.9% as of June 30, 2023 and 77.5% as of December 31, 2022. The increase in this ratio is primarily due to higher average advance balances.

    Advances. Advances (par) totaled $81.0 billion at June 30, 2023 compared to $69.2 billion at December 31, 2022. As of June 30, 2023, advances increased $11.8 billion compared with balances at December 31, 2022.The increase in advances was primarily driven by depository member demand for liquidity in response to the stress placed on the banking industry and financial markets during late first quarter, as well as increasing deposit competition following recent Federal Reserve actions to increase short-term interest rates. These factors have led to continued use of advances by depository members as a form of balance sheet liquidity. Although advance levels increased, it is not uncommon for the Bank to experience variances in the overall advance portfolio driven primarily by changes in member needs. At June 30, 2023, the Bank had advances to 159 borrowing members, compared to 168 borrowing members at December 31, 2022. Advances outstanding to the Bank’s five largest borrowers increased to 78.6% of total advances as of June 30, 2023, compared to 78.5% at December 31, 2022. Fixed rate advances with a balance of $37.5 billion comprised 46.2% of the total par value of advances outstanding at June 30, 2023 compared to $30.8 billion comprising 44.0% at December 31, 2022.

The following table provides information on advances at par by redemption terms at June 30, 2023 and December 31, 2022.

(in millions)	June 30, 2023	December 31, 2022
Fixed-rate
Due in 1 year or less(1)	$22,847.8	$23,242.9
Due after 1 year through 3 years	9,692.1	5,116.8
Due after 3 years through 5 years	3,686.9	1,780.2
Due after 5 years through 15 years	97.2	54.7
Thereafter	74.8	74.8
Total par value	$36,398.8	$30,269.4

Fixed-rate, callable or prepayable(2)
Due in 1 year or less	$250.0	$—
Due after 1 year through 3 years	$—	$250.0
Total par value	$250.0	$250.0

Variable-rate
Due in 1 year or less(1)	$11,590.9	$5,247.6
Due after 1 year through 3 years	31,064.5	29,076.5
Due after 3 years through 5 years	10.0	4,010.0
Total par value	$42,665.4	$38,334.1

Variable-rate, callable or prepayable(2)
Due in 1 year or less	$10.0	$85.0
Due after 1 year through 3 years	720.0	40.0
Due after 3 years through 5 years	170.0	—
Total par value	$900.0	$125.0

Other(3)
Due in 1 year or less	$218.2	$96.9
Due after 1 year through 3 years	383.0	74.3
Due after 3 years through 5 years	189.6	42.1
Due after 5 years through 15 years	29.7	36.4
Thereafter	—	0.7
Total par value	$820.5	$250.4
Total par balance	$81,034.7	$69,228.9
Notes:
(1) Includes overnight advances.
(2) Prepayable advances are those advances that may be contractually prepaid by the borrower on specified dates without incurring prepayment or termination fees.
(3) Includes fixed-rate amortizing/mortgage matched, convertible, and other advances.

The Bank had no putable advances at June 30, 2023 or December 31, 2022.

The following table provides a distribution of the number of members, categorized by individual member asset size (as reported quarterly), that had an outstanding advance balance during the six months ended June 30, 2023 and 2022. Commercial Bank and Savings Institution members are classified by asset size as follows: Super-Regional (over $150 billion), Regional ($25 billion to $150 billion), Mid-size ($1.2 billion to $25 billion) and Community Financial Institutions (CFIs) (under $1.2 billion). Credit Union and Insurance members are classified separately.

Member Classification	June 30, 2023	June 30, 2022
Super-Regional	3	2
Regional	4	4
Mid-size	36	33
CFI	121	107
Credit Union	32	27
Insurance	15	19
Total borrowing members during the period	211	192
Total membership	280	285
Percentage of members borrowing during the period	75.4%	67.4%

The following table provides information at par on advances by member classification at June 30, 2023 and December 31, 2022.

(in millions)	June 30, 2023	December 31, 2022
Member Classification
Super-Regional	$51,850.0	$48,750.0
Regional	13,015.2	6,495.0
Mid-size	9,816.6	7,410.0
CFI	3,159.7	2,904.2
Credit Union	1,953.8	2,121.8
Insurance	705.0	1,001.7
Non-member	534.4	546.2
Total	$81,034.7	$69,228.9

See the “Credit and Counterparty Risk - TCE and Collateral” discussion in the Risk Management section of this Item 2 for further information on collateral policies and practices and details regarding eligible collateral, including amounts and percentages of eligible collateral securing member advances as of June 30, 2023.

    Allowance for Credit Losses (ACL) - Advances. The Bank evaluates its advances for an allowance for credit losses on a collective, or pooled basis unless an individual assessment is deemed necessary because the instruments do not possess similar risk characteristics. The Bank pools advances by member type. Based on the collateral held as security, the Bank's credit extension and collateral policies and repayment history on advances, including that the Bank has not incurred any credit losses since inception, the Bank has not recorded an ACL at June 30, 2023 or December 31, 2022. For additional information on the allowance methodology, see Note 3 - Advances in this Form 10-Q.

Mortgage Loans Held for Portfolio, Net. Mortgage loans held for portfolio, net of ACL, was $4.6 billion at both June 30, 2023 and December 31, 2022.

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

Foregone interest represents income the Bank would have recorded if the loan was paying according to its contractual terms. Foregone interest was immaterial for the Bank's mortgage loans for both the six months ended June 30, 2023 and June 30, 2022.

The Bank continues to accrue interest on its government-insured or -guaranteed mortgage loans after becoming 90 days or more delinquent. The amount of mortgage loans 90 days or more delinquent and still accruing interest was $2.0 million and $3.1 million at June 30, 2023 and December 31, 2022, respectively.

The performance of the mortgage loans in the Bank’s MPF Program was stable compared to December 31, 2022, and the MPF Original portfolio continues to outperform the market based on national delinquency statistics. As of June 30, 2023, the Bank’s seriously delinquent mortgage loans (90 days or more delinquent or in the process of foreclosure) represented 0.2% of the MPF Original portfolio, 1.2% of the MPF Plus portfolio, and 0.6% of the MPF 35 portfolio, compared with 0.3%, 1.2%, and 0.5%, respectively, at December 31, 2022.

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

The Bank recognizes a recovery when expected credit losses, including credit losses charged-off for collateral dependent loans, are less than the amounts previously charged-off. Expected recoveries of prior charge-offs, if any, are included as a reduction to the ACL through the Bank's provision (reversal) for credit losses. The reduction to the ACL is partially offset by a reversal of expected CE, resulting in a net impact to the Bank's provision (reversal) for credit losses.

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

The following table presents the balance of the MPF CE structure at June 30, 2023 and December 31, 2022.

	June 30, 2023		December 31, 2022
(in millions)	FLA	Available CE	FLA	Available CE
MPF Original	$8.4	$74.3	$8.1	$72.2
MPF 35	18.1	127.0	17.7	122.8
MPF Plus	14.9	1.3	14.9	1.6
Total	$41.4	$202.6	$40.7	$196.6

The following table presents certain metrics and ratios related to the Bank's mortgage loans held for portfolio. The ratios in the table below are reported after the application of CE.

(dollars in millions)	June 30, 2023	December 31, 2022
Average mortgage loans outstanding during the period (UPB)	$4,505.1	$4,580.8
Mortgage loans held for portfolio (UPB)	$4,524.5	$4,528.7
Nonaccrual loans (UPB)	$20.4	$21.3
ACL on mortgage loans held for portfolio	$3.3	$3.2
(Charge-offs) Recoveries, net(1)	$—	$0.3

Ratio of net charge-offs (recoveries) to average loans outstanding during the period	—%	(0.01)%
Ratio of ACL to mortgage loans held for portfolio	0.07%	0.07%
Ratio of nonaccrual loans to mortgage loans held for portfolio	0.45%	0.47%
Ratio of ACL to nonaccrual loans	15.97%	15.24%
Notes:
(1) Net charge-offs that the Bank does not expect to recover through CE receivable.

    The ACL on mortgage loans increased by $0.1 million during the first six months of 2023. Expected credit losses were significantly reduced by the CE available to absorb losses on the loans in accordance with the credit structure of the MPF Program.

Cash and Investments. The Bank's strategy is to maintain its short-term liquidity position in part to be able to meet members' advance demand and Bank regulatory liquidity requirements. Excess cash is typically invested in overnight investments. The Bank also maintains an investment portfolio to enhance earnings. These investments may be classified as trading, AFS or HTM.

The Bank maintains a liquidity portfolio comprised of cash, interest-bearing deposits, Federal funds sold, securities purchased under agreements to resell, certificates of deposits and U.S. Treasury obligations classified as trading or AFS. The liquidity portfolio totaled $12.2 billion at June 30, 2023 and $14.0 billion at December 31, 2022 a decrease of $1.8 billion.

The Bank's investment portfolio, excluding those investments included in the liquidity portfolio, is comprised of trading, AFS and HTM investments. The investments must meet the Bank's risk guidelines and certain other requirements, such as yield. The Bank's investment portfolio totaled $11.1 billion at June 30, 2023 and $8.1 billion at December 31, 2022. During the first six months of 2023, the Bank was able to grow its MBS portfolio due to the combination of increased capacity resulting from increased capital and widening of mortgage spreads.

Investment securities, defined as all trading, AFS, and HTM securities, totaled $14.7 billion at June 30, 2023, compared to $13.4 billion at December 31, 2022. Details of the investment securities portfolio follow.

	Carrying Value
(in millions)	June 30, 2023	December 31, 2022
Trading securities:
Non-MBS:
Government-sponsored enterprises (GSE)	$215.0	$214.0
Total trading securities	$215.0	$214.0
Yield on trading securities	3.18%	3.18%
AFS securities:
Non-MBS:
U.S. Treasury obligations	$3,599.4	$5,232.5
GSE and Tennessee Valley Authority (TVA) obligations	1,103.8	1,125.7
State or local agency obligations	171.2	170.3
MBS:
U.S. obligations single-family	1,208.7	483.0
GSE single-family	1,957.5	1,881.0
GSE multifamily	5,137.9	3,155.8
Private label	134.7	142.3
Total AFS securities	$13,313.2	$12,190.6
Yield on AFS securities	3.83%	2.83%
HTM securities:
MBS:
U.S. obligations single-family	$399.8	$162.4
GSE single-family	411.4	435.1
GSE multifamily	278.9	305.3
Private label	48.9	53.7
Total HTM securities	$1,139.0	$956.5
Yield on HTM securities	3.86%	3.32%
Total investment securities	$14,667.2	$13,361.1
Yield on investment securities	3.82%	2.87%

For additional information on the credit risk of the investment portfolio, see the Credit and Counterparty Risk - Investments discussion in the Risk Management section of this Item 2.

ACL - Investments. The Bank invests in interest-bearing deposits and Federal funds sold which are unsecured investments. The Bank also invests in securities purchased under agreements to resell which are secured investments. At June 30, 2023 and December 31, 2022, these investments were repaid according to the contractual terms. No ACL was recorded for these assets at June 30, 2023 or December 31, 2022.

AFS securities are evaluated quarterly for expected credit losses on an individual security basis. In assessing whether a credit loss exists, the Bank considers whether there would be a shortfall in receiving all cash flows contractually due. The allowance is limited to the amount of the AFS security’s unrealized loss, if any. If the AFS security is in an unrealized gain, the ACL is zero. The ACL on AFS private label MBS was $10.0 million at June 30, 2023 and $8.5 million at December 31, 2022. The increase in the ACL was driven primarily by private label MBS classified as AFS due to higher expected credit losses as a result of slower projected prepayment speeds.

HTM securities are evaluated quarterly for expected credit losses on a pool basis unless an individual assessment is deemed necessary because the securities do not possess similar risk characteristics. An ACL is recorded with a corresponding adjustment to the provision (reversal) for credit losses. There was no ACL at June 30, 2023 or December 31, 2022.

    For additional information on the allowance methodology, see Note 2 - Investments in this Form 10-Q.

Liabilities and Capital

Deposits. The Bank offers demand, overnight and term deposits for members and qualifying nonmembers. Total deposits at June 30, 2023 increased to $692.9 million from $553.3 million at December 31, 2022.

    Consolidated Obligations. Consolidated obligations consist of bonds and discount notes. The Bank's consolidated obligations totaled $101.9 billion at June 30, 2023, an increase of $11.7 billion from December 31, 2022. The overall increase in consolidated obligations outstanding is consistent with the increased advance balances. At June 30, 2023, the Bank’s bonds outstanding increased to $82.5 billion compared to $56.5 billion at December 31, 2022. Discount notes outstanding at June 30, 2023 decreased to $19.4 billion from $33.7 billion at December 31, 2022. The funding mix shifted towards callable bonds as the Bank capitalized on favorable funding spreads.

The Bank primarily uses noncallable bonds as a source of funding but also utilizes structured notes such as callable bonds. Unswapped callable bonds primarily fund the Bank’s mortgage portfolio while swapped callable bonds fund other floating rate assets.

The following table provides information on consolidated obligations by product type and contractual maturity at June 30, 2023 and December 31, 2022.

(in millions)	June 30, 2023	December 31, 2022
Discount Notes
Overnight	$175.0	$880.0
Due after 1 day through 30 days	3,917.3	6,497.8
Due after 30 days through 90 days	4,695.9	21,764.8
Due after 90 days though 1 Year	10,750.0	4,864.5
Total par value	$19,538.2	$34,007.1
Fixed-rate, non-callable
Due in 1 year or less	$20,209.4	$11,341.5
Due after 1 year through 3 years	5,713.8	7,130.1
Due after 3 years through 5 years	1,597.6	999.1
Thereafter	1,123.6	1,412.1
Total par value	$28,644.4	$20,882.8
Fixed-rate, callable
Due in 1 year or less	$20,975.0	$4,137.5
Due after 1 year through 3 years	7,195.5	6,552.0
Due after 3 years through 5 years	5,494.0	6,419.0
Thereafter	1,919.0	1,992.0
Total par value	$35,583.5	$19,100.5
Variable- rate, non-callable
Due in 1 year or less	$15,400.0	$14,148.0
Total par value	$15,400.0	$14,408.0
Variable- rate, callable
Due in 1 year or less	$1,618.0	$—
Total par value	$1,618.0	$—
Step-up, non-callable
Due in 1 year or less	$280.0	$90.0
Due after 1 year through 3 years	211.0	101.0
Due after 3 years through 5 years	230.0	320.0
Thereafter	—	15.0
Total par value	$721.0	$526.0
Step-up, callable
Due in 1 year or less	$170.0	$1,031.0
Due after 1 year through 3 years	739.0	712.0
Due after 3 years through 5 years	500.0	670.0
Thereafter	185.0	185.0
Total par value	$1,594.0	$2,598.0
Total par balance	$103,099.1	$91,522.4
Other Adjustments (1)	$(1,206.5)	$(1,305.5)
Total consolidated obligations	$101,892.6	$90,216.9
    Notes:
(1)Consists of premiums, discounts, and hedging and other adjustments.

For additional information on the Bank's consolidated obligations, refer to Note 9 to the audited financial statements in Item 8. Financial Statements and Supplementary Data of the Bank's 2022 Form 10-K.

Commitments and Off-Balance Sheet Items. As of June 30, 2023, the Bank was obligated to fund approximately $4.2 million in additional advances and Banking on Business (BOB) loans, $28.0 million of mortgage loans, and to issue $2.1 billion in consolidated obligations. In addition, the Bank had $25.1 billion in outstanding standby letters of credit as of June 30, 2023. The Bank does not consolidate any off-balance sheet special purpose entities or other off-balance sheet conduits.

Capital and Retained Earnings. The Bank’s return on average equity for the three and six months ended June 30, 2023 was 12.20% and 10.99%. The Bank's return on average equity for the three and six months ended June 30, 2022 was 4.69% and 3.81%. Capital adequacy, including the level of retained earnings, is monitored through the evaluation of market value of equity to par value of capital stock (MV/CS) as well as other risk metrics. Details regarding these metrics are discussed in the Risk Management portion of this Item 2.

The Bank's capital stock is owned by its members and former members. The concentration of the Bank's capital stock by institution type is presented below.

(dollars in millions)	June 30, 2023		December 31, 2022
Commercial banks	127	$3,618.3	130	$3,045.3
Savings institutions	48	174.2	49	172.9
Insurance companies	39	81.3	38	91.8
Credit unions	64	111.0	63	118.0
Community Development Financial Institution (CDFI)	2	0.3	2	0.4
Total member institutions / total GAAP capital stock	280	$3,985.1	282	$3,428.4
Mandatorily redeemable capital stock		28.3		27.8
Total capital stock		$4,013.4		$3,456.2

    The total number of members as of June 30, 2023 decreased by two members compared to December 31, 2022. The Bank added three new members and lost five members. Two members merged with another institution within the Bank's district and two members merged its charter with an entity outside the Bank's district. One member relocated their principal place of business outside the Bank's district.

The following tables present member holdings of 10% or more of the Bank’s total capital stock, including mandatorily redeemable capital stock, outstanding as of June 30, 2023 and December 31, 2022.

(dollars in millions)	June 30, 2023
Member	Capital Stock	% of Total
PNC Bank, N.A., Wilmington, DE (1)	$1,385.0	34.5%
TD Bank, N.A.,Wilmington, DE	$569.5	14.2

(dollars in millions)	December 31, 2022
Member	Capital Stock	% of Total
PNC Bank, N.A., Wilmington, DE(1)	$1,308.0	38.2%
TD Bank, N.A.,Wilmington, DE	$533.1	15.6%
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

The Bank developed a framework for evaluating retained earnings adequacy, consistent with regulatory guidance and requirements. Retained earnings are intended to cover unexpected losses and protect members' par value of capital stock. The framework also assists management in its overall analysis of the level of future dividends. The framework includes four risk elements that comprise the Bank's total retained earnings target: (1) market risk; (2) credit risk; (3) operational risk; and (4) accounting risk. The retained earnings target generated from this framework is sensitive to changes in the Bank's risk profile, whether favorable or unfavorable. The framework generated a retained earnings target of $613 million as of June 30, 2023.

In addition to the retained earnings target, the Bank considers the amount of retained earnings needed for compliance with the regulatory minimum capital-to-asset ratio of 4% to determine an overall retained earnings need. The Bank's overall retained earnings need is $973 million as of June 30, 2023.

The following table presents retained earnings information for the current and prior year.

	June 30, 2023	December 31, 2022
Unrestricted Retained Earnings	$1,147.3	$1,037.2
Restricted Retained Earnings (RRE)	558.9	499.0
Total Retained Earnings	$1,706.2	$1,536.2

Retained earnings increased $170.0 million compared to December 31, 2022. The increase reflected net income that was partially offset by dividends paid. In accordance with the Joint Capital Enhancement Agreement (JCEA), entered into by the Bank and as result of increased consolidated obligations, an allocation of net income was made to RRE during the first half of 2023. For additional information, see Note 7 - Capital in this Form 10-Q.

Dividends. The Bank declares dividends based on an annualized yield and differentiates between membership and activity capital stock. The dividend received by the member is calculated based on the average capital stock owned by the member for the previous quarter. Historically, the Bank has paid cash dividends although dividends may be paid in capital stock. Details regarding the Bank’s payment of dividends, including annual yields, for current and prior year periods are provided in Note 7 - Capital in this Form 10-Q. The following table presents dividend information for the three and six months ended June 30, 2023 and 2022.

	Three months ended June 30,		Six months ended June 30,
	2023	2022	2023	2022
Dividends (in millions)	$69.5	$12.6	$129.1	$24.6
Dividends per share	1.65	0.72	3.28	1.63
Dividend payout ratio (1)	39.52%	33.74%	43.17%	43.81%
Weighted average dividend rate	7.70%	4.14%	7.64%	4.11%
Average Fed Funds rate	4.99%	0.80%	4.76%	0.45%
Dividend spread to Fed Funds	2.71%	3.34%	2.88%	3.66%
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

(in millions)	June 30, 2023	December 31, 2022
Permanent capital:
Capital stock (1)	$4,013.4	$3,456.2
Retained earnings	1,706.2	1,536.2
Total permanent capital	$5,719.6	$4,992.4
RBC requirement:
Credit risk capital	$224.3	$211.8
Market risk capital	389.9	127.5
Operations risk capital	184.2	101.8
Total RBC requirement	$798.4	$441.1
Excess permanent capital over RBC requirement	$4,921.2	$4,551.3
Note:
(1) Capital stock includes mandatorily redeemable capital stock.

The increase in the total RBC requirement as of June 30, 2023 is mainly related to the increase in the market risk capital and operational risk requirements. The increase was primarily driven by the increase in member advance activity during the first six months of 2023 along with changes in the regulatory market risk scenarios including the incorporation of SOFR specific shocks. The Bank continues to maintain significant excess permanent capital over the RBC requirement. The increase in permanent capital and excess permanent capital was driven by the increase in capital stock associated with higher advance levels.

On June 16, 2023, the Bank received final notification from the Finance Agency that it was considered "adequately capitalized" for the quarter ended March 31, 2023. As of the date of this filing, the Bank has not received final notice from the Finance Agency regarding its capital classification for the quarter ended June 30, 2023.

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

The Bank made no changes to its critical accounting policies during the six months ended June 30, 2023.

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

FHFA’s Review and Analysis of the FHLBank System

In the fall of 2022, and over a period of several months, the FHFA undertook a review and analysis of the FHLBank System, in part through a series of public listening sessions, regional roundtable discussions, and receipt of comments from stakeholders. This review covered such areas as the FHLBanks’ mission and purpose in a changing marketplace; their organization, operational efficiency, and effectiveness; their role in promoting affordable, sustainable, equitable, and resilient housing and community investment; their role in addressing the unique needs of rural and financially vulnerable communities; member products, services, collateral requirements; and membership eligibility and requirements. The FHFA has stated that its review and analysis will culminate in a written report issued no later than September 30, 2023. The report is expected to (i)

summarize the feedback received; (ii) identify actions the Finance Agency plans to take; and (iii) outline any recommendations for consideration by Congress.

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
The MV/CS ratio was 138.9% at June 30, 2023 and 137.1% at December 31, 2022. The increase was primarily due to the growth in retained earnings and narrower advance spreads relative to funding which outweighed the increase in capital stock as a result of higher advances.

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

The following table presents the Bank's duration of equity exposure at June 30, 2023 and December 31, 2022.

(in years)	Down 200 basis points	Down 100 basis points	Base Case	Up 100 basis points	Up 200 basis points
Actual Duration of Equity:
June 30, 2023	1.0	0.9	0.9	1.0	1.2
December 31, 2022	0.7	0.9	1.0	1.1	1.3

    Duration of equity exposure at June 30, 2023 was comparable to year end. The Bank continues to monitor the mortgage and related fixed-income markets, including the impact that changes in the market or anticipated modeling changes may have on duration of equity and other market risk measures and may take actions to reduce market risk exposures as needed. Management believes that the Bank's current market risk profile is reasonable given the current market conditions.

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

        The ROE spread volatility presented in the table below reflects spreads relative to the projected Federal funds rate. Management uses both parallel and non-parallel rate scenarios to assess interest rate risk. The steeper and flatter yield curve shift scenarios are represented by appropriate increases and decreases in short-term and long-term interest rates using the three-year point on the yield curve as the pivot point. Given the continued increase in short-term interest rates during the first six months of 2023, the Bank replaced the down 100 bps parallel shock with a down 200 bps parallel shock.

ROE Spread Volatility Increase/(Decline)
(in basis points)	Down 200 bps Parallel Shock	Down 100 bps Parallel Shock	Down 100 bps Longer Term Rate Shock	100 bps Steeper	100 bps Flatter	Up 200 bps Parallel Shock
June 30, 2023	(15)	N/A	8	(19)	(10)	(33)
December 31, 2022	N/A	1	(1)	2	(7)	(24)

    Changes in ROE spread volatility in the first six months of 2023 primarily reflect the impact of funding mix changes. For each scenario, the Board's limit on the decline in ROE spread is set at no greater than 100 basis points. The Bank was in compliance with the ROE spread volatility limit across all selected interest rate shock scenarios at June 30, 2023 and December 31, 2022.

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

Credit and Counterparty Risk - Total Credit Exposure (TCE) and Collateral

TCE. The Bank manages the credit risk of each member on the basis of the member’s total credit exposure (TCE) to the Bank, which includes advances and related accrued interest, fees, basis adjustments and estimated prepayment fees; letters of credit; forward-dated advance commitments; and MPF credit enhancement and related obligations. This credit risk is managed by monitoring the financial condition of borrowers and by requiring all borrowers (and, where applicable in connection with member affiliate pledge arrangements approved by the Bank, their affiliates) to pledge sufficient eligible collateral for all borrower obligations to the Bank as the Bank seeks to cover all potential forms of credit-related exposure with sufficient eligible collateral. At June 30, 2023, aggregate TCE was $108.2 billion, comprised of approximately $81.0 billion in advance principal outstanding, $26.6 billion in letters of credit (including forward commitments), and $0.6 billion in accrued interest, prepayment fees, MPF credit enhancement obligations and other fees.

The Bank establishes a maximum borrowing capacity (MBC) for each member based on collateral weightings applied to eligible collateral as described in the Bank’s Member Products Policy. Details regarding this policy are available in the Advance Products discussion in Item 1. Business in the Bank's 2022 Form 10-K. According to the policy, eligible collateral is weighted so that the collateral value is likely to exceed the amount that may be owed to the Bank in the event of a default. The Bank also has the ability to call for additional or substitute collateral while any indebtedness is outstanding to protect the Bank’s secured position. At June 30, 2023 and December 31, 2022, on a borrower-by-borrower basis, the Bank had a perfected security interest in eligible collateral with an estimated collateral value (after collateral weightings) in excess of the book value of all members’ and nonmember housing associates’ obligations to the Bank.

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

As noted above, the Bank monitors member credit quality on a regular basis. Management believes that it has adequate policies and procedures in place to effectively manage credit risk exposure related to member TCE. As part of the assessment of member creditworthiness, the Bank regularly monitors banking system and financial markets for signs of stress and utilizes qualitative overrides to model ICRs, as appropriate. These credit and collateral policies are intended to balance the Bank’s dual goals of meeting members’ needs as a reliable source of liquidity and limiting credit loss by adjusting the credit and collateral terms in response to deterioration in creditworthiness. The Bank has never experienced a loss on its advance exposure.

The following table presents the Bank’s top five financial entities with respect to their TCE at June 30, 2023.

	June 30, 2023
(dollars in millions)	TCE	% of Total
PNC Bank, National Association, DE(1)	34,219.5	31.6
TD Bank, National Association, DE(2)	29,483.4	27.2
Santander Bank, National Association, DE(3)	8,748.2	8.1
Ally Bank, UT (4)	7,863.4	7.3
First National Bank of Pennsylvania	3,905.0	3.6
	$84,219.5	77.8
Other financial institutions	24,016.9	22.2
Total TCE outstanding	$108,236.4	100.0%
Notes:
(1) For Bank membership purposes, principal place of business is Pittsburgh, PA.
(2) For Bank membership purposes, principal place of business is Wilmington, DE.
(3) For Bank membership purposes, principal place of business is Wilmington, DE, and is a subsidiary of Banco Santander, which is located in Spain.
(4)For Bank membership purposes, principal place of business is Horsham, PA.

    Advance Concentration Risk. The following table lists the Bank’s top five borrowers based on advance balances at par as of June 30, 2023.

	June 30, 2023
(dollars in millions)	Advance Balance	% of Total
PNC Bank, National Association, DE(1)	$34,000.0	42.0%
TD Bank, National Association, DE(2)	10,000.0	12.3
Santander Bank, National Association, DE(3)	8,650.2	10.7
Ally Bank(4)	7,850.0	9.7
First National Bank of Pennsylvania	3,200.0	3.9
	$63,700.2	78.6
Other borrowers	17,334.5	21.4
Total advances	$81,034.7	100.0%
Notes:
(1) For Bank membership purposes, principal place of business is Pittsburgh, PA.
(2) For Bank membership purposes, principal place of business is Wilmington,DE.
(3) For Bank membership purposes, principal place of business is Wilmington, DE, and is a subsidiary of Banco Santander, which is located in Spain.
(4)For Bank membership purposes, principal place of business is Horsham, PA.

Letters of Credit. The letter of credit product is collateralized under the same policies, procedures and guidelines that apply to advances. Outstanding letters of credit totaled $25.1 billion at June 30, 2023 and $22.1 billion at December 31, 2022, primarily related to public unit deposits. Not included in these totals are additional authorized but unused standby letters of credit of $1.2 billion at June 30, 2023 and $3.2 billion at December 31, 2022. The Bank had a concentration of letters of credit with one member (TD Bank) of $18.2 billion or 72% of the total at June 30, 2023 and $16.8 billion or 76% of the total at December 31, 2022.

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

    For member borrowers, the following tables present information on a combined basis regarding the type of collateral securing their outstanding credit exposure and the collateral status as of June 30, 2023 and December 31, 2022.

	June 30, 2023
(dollars in millions)	Blanket Lien		Listing		Delivery		Total
	Amount	%	Amount	%	Amount	%	Amount	%
One-to-four single-family residential mortgage loans	$115,632.5	44.5%	$116.2	6.1%	$—	—%	$115,748.7	44.1%
High quality investment securities	15,961.1	6.1	1,312.0	68.8	998.6	100.0	18,271.7	7.0
ORERC/CFI eligible collateral	100,997.6	38.9	442.4	23.2	—	—	101,440.0	38.6
Multi-family residential mortgage loans	27,227.9	10.5	36.9	1.9	—	—	27,264.8	10.3
Total eligible collateral value	$259,819.1	100.0%	$1,907.5	100.0%	$998.6	100.0%	$262,725.2	100.0%
Total TCE	$106,717.3	98.6%	$875.8	0.8%	$643.4	0.6%	$108,236.4	100.0%
Number of members	170	88.1%	14	7.3%	9	4.7%	193	100.0%

	December 31, 2022
(dollars in millions)	Blanket Lien		Listing		Delivery		Total
	Amount	%	Amount	%	Amount	%	Amount	%
One-to-four single-family residential mortgage loans	$109,992.7	46.5%	$111.9	5.0%	$1.2	0.1%	$110,105.8	45.9%
High quality investment securities	6,935.0	2.9	1,651.8	73.3	1,031.2	96.8	9,618.0	4.0
ORERC/CFI eligible collateral	96,224.4	40.7	407.8	18.1	32.9	3.1	96,665.1	40.3
Multi-family residential mortgage loans	23,189.4	9.9	81.9	3.6	—	—	23,271.3	9.8
Total eligible collateral value	$236,341.5	100.0%	$2,253.4	100.0%	$1,065.3	100.0%	$239,660.2	100.0%
Total TCE	$93,225.6	98.1%	$1,108.8	1.2%	$691.7	0.7%	$95,026.1	100.0%
Number of members	168	85.3%	16	8.1%	13	6.6%	197	100.0%

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

Investment Quality and External Credit Ratings. The following tables present the Bank’s investment carrying values as of June 30, 2023 and December 31, 2022, based on the lowest credit rating from the NRSROs (Moody’s, S&P and Fitch).

	June 30, 2023(1)
	Long-Term Rating
(in millions)	AAA	AA	A	BBB	Below Investment Grade	Unrated	Total
Money market investments:
Interest-bearing deposits	$—	$—	$2,605.0	$423.9	$—	$—	$3,028.9
Securities purchased under agreements to resell	1,400.0	—	500.0	600.0	—	—	2,500.0
Federal funds sold	—	1,807.0	1,225.0	—	—	—	3,032.0
Total money market investments	1,400.0	1,807.0	4,330.0	1,023.9	—	—	8,560.9
Investment securities:
U.S. Treasury obligations	—	3,599.3	—	—	—	—	3,599.3
GSE and TVA obligations	—	1,318.8	—	—	—	—	1,318.8
State or local agency obligations	15.5	155.7	—	—	—	—	171.2
Total non-MBS	15.5	5,073.8	—	—	—	—	5,089.3
U.S. obligations single-family MBS	—	1,608.6	—	—	—	—	1,608.6
GSE single-family MBS	—	2,368.9	—	—	—	—	2,368.9
GSE multifamily MBS	—	5,416.9	—	—	—	—	5,416.9
Private label MBS	5.4	3.9	11.2	12.6	40.2	110.2	183.5
Total MBS	5.4	9,398.3	11.2	12.6	40.2	110.2	9,577.9
Total investments	$1,420.9	$16,279.1	$4,341.2	$1,036.5	$40.2	$110.2	$23,228.1

	December 31, 2022 (1)
	Long-Term Rating
(in millions)	AAA	AA	A	BBB	Below Investment Grade	Unrated	Total
Money market investments:
Interest-bearing deposits	$—	$—	$2,129.8	$336.2	$—	$—	$2,466.0
Securities purchased under agreements to resell	3,200.0	—	—	—	—	—	3,200.0
Federal funds sold	—	1,475.0	1,575.0	—	—	—	3,050.0
Total money market investments	3,200.0	1,475.0	3,704.8	336.2	—	—	8,716.0
Investment securities:
U.S. Treasury obligations	—	5,232.5	—	—	—	—	5,232.5
Certificates of deposit	—	—	—	—	—	—	—
GSE and TVA obligations	—	1,339.8	—	—	—	—	1,339.8
State or local agency obligations	15.6	154.7	—	—	—	—	170.3
Total non-MBS	15.6	6,727.0	—	—	—	—	6,742.6
U.S. obligations single-family MBS	—	645.3	—	—	—	—	645.3
GSE single-family MBS	—	2,316.2	—	—	—	—	2,316.2
GSE multifamily MBS	—	3,461.1	—	—	—	—	3,461.1
Private label MBS	5.8	4.5	12.2	13.4	43.6	116.4	195.9
Total MBS	5.8	6,427.1	12.2	13.4	43.6	116.4	6,618.5
Total investments	$3,221.4	$14,629.1	$3,717.0	$349.6	$43.6	$116.4	$22,077.1
Notes:
(1) Balances exclude $5.3 million of interest-bearing deposits with FHLBank of Chicago for June 30, 2023 and $5.1 million for December 31, 2022 and total accrued interest of $55.6 million for June 30, 2023 and $45.6 million for December 31, 2022, respectively.

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

Short-term Investments. Within the portfolio of short-term investments, the Bank faces credit risk from unsecured exposures. The Bank's unsecured investments have maturities generally ranging between overnight and six months and may include the following types:

▪Interest-bearing deposits. Primarily consists of unsecured deposits that earn interest;
▪Federal funds sold. Unsecured loans of reserve balances at the Federal Reserve Banks between financial institutions that are made on an overnight and term basis; and
▪Certificates of deposit. Unsecured negotiable promissory notes issued by banks and payable to the bearer at maturity or on demand.

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

As of June 30, 2023, the Bank had unsecured exposure to ten counterparties totaling $6.1 billion, with five counterparties each exceeding 10% of the total exposure. The following table presents the Bank's unsecured credit exposure with non-governmental counterparties by investment type at June 30, 2023 and December 31, 2022. The unsecured investment credit exposure presented may not reflect the average or maximum exposure during the period.

(in millions)
Carrying Value (1) (2)	June 30, 2023	December 31, 2022
Interest-bearing deposits	$3,028.9	$2,466.0
Federal funds sold	3,032.0	3,050.0
Total	$6,060.9	$5,516.0
Note:
(1) Excludes unsecured investment credit exposure to U.S. government, U.S. government agencies and instrumentalities, GSEs, and supranational entities.
(2) Excludes $5.3 million of Interest-bearing deposits with FHLBank of Chicago for June 30, 2023 and $5.1 million for December 31, 2022.

    As of June 30, 2023, 33.4% of the Bank’s unsecured investment credit exposures were to U.S. branches and agency offices of foreign commercial banks. The Bank actively monitors its credit exposures and the credit quality of its counterparties, including an assessment of each counterparty’s financial performance, capital adequacy, sovereign support, and the current market perceptions of the counterparties. General macro-economic, political and market conditions may also be considered when deciding on unsecured exposure. As a result, the Bank may limit or suspend existing counterparties.

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

    Finance Agency regulation also permits the Bank to extend additional unsecured credit for overnight transactions and for sales of Federal funds subject to continuing contracts that renew automatically. For overnight exposures only, the Bank's total unsecured exposure to a counterparty may not exceed twice the applicable regulatory limit, or a total of 2% to 30% of the eligible amount of regulatory capital, based on the counterparty's internal credit rating. As of June 30, 2023, the Bank was in compliance with the regulatory limits established for unsecured credit.

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

(in millions)
June 30, 2023 (1) (2)
	Carrying Value
Domicile of Counterparty	Investment Grade (3) (4)
	AA	A	BBB	Total
Domestic	$807.0	$2,805.0	$423.9	$4,035.9
U.S. branches and agency offices of foreign commercial banks:
Australia	—	525.0	—	525.0
Canada	1,000.0	500.0	—	1,500.0
Total U.S. branches and agency offices of foreign commercial banks	$1,000.0	$1,025.0	$—	$2,025.0
Total unsecured investment credit exposure	$1,807.0	$3,830.0	$423.9	$6,060.9

(in millions)
December 31, 2022 (1) (2)
	Carrying Value
Domicile of Counterparty	Investment Grade (3) (4)
	AA	A	BBB	Total
Domestic	$250.0	$2,131.0	$335.0	$2,716.0
U.S. branches and agency offices of foreign commercial banks:
Australia	—	675.0	—	675.0
Canada	850.0	—	—	850.0
Finland	375.0	—	—	375.0
Germany	—	150.0	—	150.0
Netherlands	—	750.0	—	750.0
Total U.S. branches and agency offices of foreign commercial banks	$1,225.0	$1,575.0	$—	$2,800.0
Total unsecured investment credit exposure	$1,475.0	$3,706.0	$335.0	$5,516.0
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
(4) Represents the NRSRO rating of the counterparty not the country. There were no AAA rated investments at June 30, 2023 or December 31, 2022.

At June 30, 2023 and December 31, 2022, all of the unsecured investments held by the Bank had overnight maturities.

U.S. Treasury Obligations. The Bank invests in U.S. Treasury obligations that are explicitly fully guaranteed by the U.S. government. This portfolio totaled $3.6 billion at June 30, 2023 and $5.2 billion at December 31, 2022.

Agency/GSE Securities and Agency/GSE MBS. The Bank invests in and is subject to credit risk related to securities issued by Federal Agencies or U.S. government corporations. In addition, the Bank invests in MBS issued by these same entities that are directly supported by underlying mortgage loans. Both the securities and MBS are either explicitly or implicitly guaranteed by the U.S. government. These portfolios totaled $10.7 billion at June 30, 2023 and $7.8 billion at December 31, 2022.

State and Local Agency Obligations. The Bank invests in and is subject to credit risk related to a portfolio of state and local agency obligations (i.e., Housing Finance Agency bonds) that are directly or indirectly supported by underlying mortgage loans. These portfolios totaled $171.2 million at June 30, 2023 and $170.3 million at December 31, 2022.

Private Label MBS. The Bank also holds investments in private label MBS, which are supported by underlying mortgage loans. The Bank made investments in private label MBS that were rated AAA at the time of purchase with the exception of one, which was rated AA. However, since the time of purchase, there have been significant ratings downgrades. In 2007, the Bank discontinued the purchase of private label MBS. The carrying value of the Bank’s private label MBS portfolio was $183.5 million at June 30, 2023 and $195.9 million at December 31, 2022.

Credit Losses. The Bank evaluates its private label MBS for expected credit losses quarterly, based on whether there is an expectation of a shortfall in receiving all cash flows contractually due. The Bank expects to receive all cash flows contractually due with respect to its HTM private label MBS and therefore has no ACL related to this portfolio. With respect to its AFS private label MBS, the Bank had an ACL of $10.0 million as of June 30, 2023 and $8.5 million as of December 31, 2022. For its AFS private label MBS for which the Bank expects a shortfall, an ACL is recorded, limited to the amount of a security's unrealized loss. If the security is in an unrealized gain position, the ACL is zero.

The Bank recorded a provision for credit losses of $0.4 million and $1.3 million on its AFS private label MBS for the second quarter of 2023 and 2022, respectively. For the six months ended June 30, 2023 the Bank recorded a provision for credit loss of $1.5 million and $2.7 million for the same prior-year period. Because the Bank does not intend to sell and will not be required to sell its AFS private label MBS with recorded credit losses before anticipated recovery of their amortized cost basis, the Bank did not write down any of its AFS private label MBS securities amortized cost basis for the difference between amortized cost and fair value.

For those AFS private label MBS with a credit loss previously recorded, when the Bank projects an increase in cash flows during its quarterly assessment of expected credit losses, the Bank will first reverse the ACL by recognizing a reversal for credit losses up to the amount of the ACL, if any. If the Bank projects a significant increase in cash flows, the Bank adjusts the accretable yield prospectively. Credit losses recovered through interest income on these securities was $1.9 million and $3.0 million for the second quarter of 2023 and 2022 and $4.7 million and $5.9 million for the first six months of 2023 and 2022, respectively.

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

Credit and Counterparty Risk - Mortgage Loans, BOB Loans and Derivatives

Mortgage Loans. The Finance Agency has authorized the Bank to hold mortgage loans under the MPF Program whereby the Bank acquires mortgage loans from participating members in a shared credit risk structure. Conventional mortgage loans carry CE such that the Bank has a high degree of confidence that it will be paid principal and interest in all material respects, even under reasonably likely adverse changes to expected economic conditions. Loans are assessed by a third-party credit model at acquisition, and a CE is calculated based on loan attributes and the Bank’s risk tolerance with respect to its MPF portfolio. The Bank had net mortgage loans held for portfolio of $4.6 billion at June 30, 2023 and $4.6 billion at December 31, 2022, after an allowance for credit losses of $3.3 million at June 30, 2023 and $3.2 million at December 31, 2022.

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

When a conventional mortgage loan requires PMI, the MPF Program modeling applied to the Bank’s acquisitions requires additional CE from the PFI to compensate for the mortgage insurer rating when it is below BBB+. The unpaid principal balance and maximum coverage outstanding for seriously delinquent loans with PMI as of June 30, 2023 was $8.6 million and $2.5 million, respectively. The corresponding amounts at December 31, 2022 were $8.4 million and $2.5 million.

The MPF Plus product required SMI under the MPF Program when each pool was established. At June 30, 2023, five of the 14 MPF Plus pools still have SMI policies in place. The Bank does not currently offer the MPF Plus product and has not purchased loans under MPF Plus Commitments since July 2006. Per MPF Program guidelines, the existing MPF Plus product exposure is required to be secured by the PFI once the SMI company is rated below AA-. As of June 30, 2023, all of the SMI exposure is fully collateralized.

    BOB Loans. See Note 1 - Summary of Significant Accounting Policies in Item 8 in the Bank's 2022 Form 10-K for a description of the BOB program. The allowance for credit losses on BOB loans was $3.6 million at June 30, 2023 and $3.3 million at December 31, 2022.

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

Uncleared Derivatives. The Bank is subject to non-performance by counterparties to its uncleared derivative transactions. The Bank requires collateral on uncleared derivative transactions. Generally, the Bank's ISDA agreements for uncleared derivatives have collateral delivery thresholds set to zero (subject to minimum transfer amounts). The Bank has a small number of legacy trades that require collateral amounts from its counterparties based on credit rating. As a result of these risk mitigation initiatives, the Bank does not anticipate any credit losses on its uncleared derivative transactions with counterparties as of June 30, 2023. The Bank’s total net credit exposure to uncleared derivative counterparties is immaterial.

    Cleared Derivatives. The Bank is subject to credit risk exposure to the Clearing Houses and clearing agent. The requirement that the Bank post initial margin and exchange variation margin settlement payments, through the clearing agent, to the Clearing Houses, exposes the Bank to institutional credit risk in the event that the clearing agent or the Clearing Houses fail to meet their obligations. Initial margin is the amount calculated based on anticipated exposure to future changes in the value of a swap and protects the Clearing Houses from market risk in the event of default by one of its clearing agents. Variation margin is the amount accumulated through daily settlement of the current exposure arising from changes in the market value of the position since the trade was executed. The Bank's use of cleared derivatives is intended to mitigate credit risk exposure because a central counterparty is substituted for individual counterparties and collateral postings and variation margin settlement payments are made daily for changes in the value of cleared derivatives through a clearing agent. The Bank does not anticipate any credit losses on its cleared derivatives as of June 30, 2023.

    The contractual or notional amount of derivative transactions reflects the involvement of the Bank in the various classes of financial instruments. The maximum credit risk of the Bank with respect to derivative transactions is the estimated cost of replacing the derivative transactions if there is a default, minus the value of any related collateral, including initial margin and variation margin settlements on cleared derivatives. In determining maximum credit risk, the Bank considers accrued interest receivables and payables as well as the netting requirements to net assets and liabilities. The following table presents the derivative positions with non-member counterparties and member institutions to which the Bank has credit exposure at June 30, 2023 and December 31, 2022.

(in millions)	June 30, 2023
Credit Rating(1)	Notional Amount	Fair Value Before Collateral	Cash Collateral Pledged To (From) Counterparties	Net Credit Exposure to Counterparties
Non-member counterparties
Asset positions with credit exposure:
Uncleared derivatives
A	$100.0	$0.8	$(0.6)	$0.2
Cleared derivatives	$9,297.5	$0.8	$89.9	$90.7
Liability positions with credit exposure:
Uncleared derivatives
A	$13,823.5	$(223.4)	$226.0	$2.6
Cleared derivatives	46,423.8	—	315.5	315.5
Total derivative positions with credit exposure to non-member counterparties	69,644.8	(221.8)	630.8	409.0
Member institutions(2)	28.0	—	—	—
Total	$69,672.8	$(221.8)	$630.8	$409.0
Derivative positions without credit exposure	26,438.1
Total notional	$96,110.9

(in millions)	December 31, 2022
Credit Rating(1)	Notional Amount	Fair Value Before Collateral	Cash Collateral Pledged To (From) Counterparties	Net Credit Exposure to Counterparties
Non-member counterparties
Asset positions with credit exposure:
Uncleared derivatives
A	$250.0	$0.9	$(0.6)	$0.3
Cleared derivatives	12,157.3	12.7	170.4	183.1
Liability positions with credit exposure:
Uncleared derivatives
AA	50.0	(0.4)	0.6	0.2
A	3,409.3	(129.5)	131.3	1.8
Cleared derivatives(2)	35,358.3	—	43.7	43.7
Total derivative positions with credit exposure to non-member counterparties	51,224.9	(116.3)	345.4	229.1
Member institutions(2)	10.3	—	—	—
Total	$51,235.2	$(116.3)	$345.4	$229.1
Derivative positions without credit exposure	20,966.6
Total notional	$72,201.8
Notes:
(1) This table does not reflect any changes in rating, outlook or watch status occurring after June 30, 2023. The ratings presented in this table represent the lowest long-term counterparty credit rating available for each counterparty based on the NRSROs used by the Bank.
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

Consolidated Obligations. The Bank’s ability to operate its business, meet its obligations and generate net interest income depends primarily on the ability to issue large amounts of various debt structures at attractive rates. Consolidated obligation bonds and discount notes, along with member deposits and capital, represent the primary funding sources used by the Bank to support its asset base. Consolidated obligations benefit from the Bank’s GSE status; however, they are not obligations of the U.S., and the U.S. government does not guarantee them. Consolidated obligation bonds and discount notes are rated Aaa with stable outlook/P-1 by Moody’s and AA+ with stable outlook/A-1+ by S&P, as of June 30, 2023. These ratings measure the likelihood of timely payment of principal and interest. Note 6 - Consolidated Obligations to the unaudited financial statements in this Form 10-Q provides additional information regarding the Bank’s consolidated obligations.

Liquidity Investment Portfolio. The following investments are eligible to be included in the Bank’s liquidity investment portfolio for regulatory purposes cash, interest-bearing deposits, certificates of deposit, Federal funds sold, securities purchased under agreements to resell, and U.S. Treasury obligations classified as trading or AFS.

Contingency Liquidity. The Bank's sources of contingency liquidity include maturing overnight and short-term investments, maturing advances, unencumbered repurchase-eligible assets, trading securities, AFS securities, certificates of deposits and MBS repayments. Uses of contingency liquidity include net settlements of consolidated obligations, member loan commitments, mortgage loan purchase commitments, deposit outflows and maturing other borrowed funds. Excess contingency liquidity is calculated as the difference between sources and uses of contingency liquidity. Excess contingency liquidity was approximately $28.2 billion at June 30, 2023 and $29.3 billion at December 31, 2022.

    Funding and Debt Issuance. During the first six months of 2023, the Bank maintained continual access to funding. Access to short-term debt markets has been reliable because investors, driven by increased liquidity preferences and risk aversion have sought the FHLBanks' short-term debt as an asset of choice, including funding indexed to Secured Overnight Financing Rate (SOFR). The FHLBanks have maintained comparatively stable access to funding through a diverse investor base at relatively favorable spreads to U.S. Treasury rates. Changes or disruptions in the capital markets could limit the Bank's ability to issue consolidated obligations, which could impact the Bank's liquidity and cost of funds.

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

    Regulatory Liquidity Requirements. The Bank is required to maintain a level of liquidity in accordance with certain Finance Agency guidance. Under these policies and guidelines, the Bank is required to maintain contingency liquidity to meet liquidity needs in an amount at least equal to its anticipated net cash outflows under certain scenarios. One scenario assumes that the Bank cannot access the capital markets for a period of 20 days and during that time members would renew any maturing, prepaid or called advances. In addition, the Bank is required to perform and report to the Finance Agency the results of an annual liquidity stress test. For the six months ended June 30, 2023, the Bank was in compliance with the liquidity requirements except for one day, which non-compliance was a result of significant depository member demand for liquidity in response to the stress placed on the banking industry and financial markets during March 2023. Refer to the Liquidity and Funding Risk section in Item 7. of the Bank's 2022 Form 10-K for additional information.

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

The Bank continues to monitor its risks and monitor the changes in the market as it relates to the cessation of LIBOR and the transition to an alternative rate (e.g., SOFR). Key LIBOR settings ceased as of June 30, 2023. For the Bank’s impacted LIBOR-indexed transactions, the fallback interest rate is SOFR. The fallback to SOFR occurred in accordance with the following for each asset type: Contractual provisions for advances; GSE/Ginnie Mae conversion plans as well as the LIBOR Act for investments; and ISDA fallback protocols and the CME conversion plan for derivatives.

As a result of the fallback provisions, impacted financial instruments will reference SOFR instead of LIBOR for their first interest rate fixing occurring after June 30, 2023. The Bank’s instruments impacted by reference rate reform met the criteria for the Bank to elect certain practical expedients and exceptions to GAAP. As a result, the Bank concluded that contract modifications were minor, and its derivatives continue to apply hedge accounting. The elections did not have a material impact on the Bank.

For additional information on operating and business risks to the Bank, see Risk Factors in Item 1A and the "Operating and Business Risks" discussion in the Risk Management section and Legislative and Regulatory Developments of Item 7. in the Bank's 2022 Form 10-K as well as Legislative and Regulatory Developments in Item 2. in this Form 10-Q.

Item 1: Financial Statements (unaudited)

Federal Home Loan Bank of Pittsburgh
Statements of Income (unaudited)

	Three months ended June 30,		Six months ended June 30,
(in thousands)	2023	2022	2023	2022
Interest income:
Advances	$1,159,768	$84,301	$2,049,828	$110,997
Interest-bearing deposits	52,798	3,014	95,737	3,375
Securities purchased under agreements to resell	73,735	4,482	128,755	4,714
Federal funds sold	47,258	8,064	104,271	9,269
Trading securities	1,844	1,856	3,688	3,712
Available-for-sale (AFS) securities	176,324	40,894	325,527	65,722
Held-to-maturity (HTM) securities	8,754	6,745	16,133	13,462
Mortgage loans held for portfolio	35,789	33,214	71,309	65,745
Total interest income	1,556,270	182,570	2,795,248	276,996
Interest expense:
Consolidated obligations - discount notes	334,369	35,967	723,357	39,162
Consolidated obligations - bonds	1,013,572	77,888	1,699,041	124,452
Deposits	7,716	1,436	14,189	1,670
Mandatorily redeemable capital stock and other borrowings	567	343	1,230	628
Total interest expense	1,356,224	115,634	2,437,817	165,912
Net interest income	200,046	66,936	357,431	111,084
Provision for credit losses	774	1,138	2,216	2,203
Net interest income after provision for credit losses	199,272	65,798	355,215	108,881
Noninterest income (loss):
Net gains (losses) on investment securities (Note 2)	(1,480)	(6,408)	1,360	(19,908)
Net gains (losses) on derivatives (Note 5)	16,974	1,214	13,946	8,761
Standby letters of credit fees	7,262	5,605	14,040	11,296
Other, net	923	115	1,443	398
Total noninterest income (loss)	23,679	526	30,789	547
Other expense:
Compensation and benefits	14,443	13,835	28,895	25,860
Other operating	10,074	8,424	18,632	16,251
Finance Agency	1,653	1,146	3,308	2,421
Office of Finance	1,326	1,229	2,809	2,415
Total other expense	27,496	24,634	53,644	46,947
Income before assessments	195,455	41,690	332,360	62,481
Affordable Housing Program (AHP) assessment	19,603	4,203	33,350	6,311
Net income	$175,852	$37,487	$299,010	$56,170

The accompanying notes are an integral part of these financial statements.

Federal Home Loan Bank of Pittsburgh
Statements of Comprehensive Income (Loss) (unaudited)

	Three months ended June 30,		Six months ended June 30,
(in thousands)	2023	2022	2023	2022
Net income	$175,852	$37,487	$299,010	$56,170
Other comprehensive income (loss):
Net unrealized gains (losses) on AFS securities	5,567	(26,008)	16,684	(105,408)
Realized (gains) losses on AFS securities included in net income	(489)	(227)	(489)	(227)
Pension and post-retirement benefits	(12)	235	(17)	378
Total other comprehensive income (loss)	5,066	(26,000)	16,178	(105,257)
Total comprehensive income (loss)	$180,918	$11,487	$315,188	$(49,087)

The accompanying notes are an integral part of these financial statements.

Federal Home Loan Bank of Pittsburgh
Statements of Condition (unaudited)

(in thousands)	June 30, 2023	December 31, 2022
ASSETS
Cash and due from banks	$16,358	$13,242
Interest-bearing deposits (Note 2)	3,034,081	2,471,135
Securities purchased under agreements to resell (Note 2)	2,500,000	3,200,000
Federal funds sold (Note 2)	3,032,000	3,050,000
Investment securities: (Note 2)
Trading securities	215,006	214,008
AFS securities, net; amortized cost of $13,372,948 and $12,265,009	13,313,220	12,190,560
HTM securities; fair value of $1,055,069 and $874,282	1,139,049	956,471
Total investment securities	14,667,275	13,361,039
Advances (Note 3)	80,579,869	68,856,236
Mortgage loans held for portfolio, net (Note 4)	4,582,684	4,590,888
Banking on Business (BOB) loans, net	24,076	22,998
Accrued interest receivable	457,854	310,081
Derivative assets (Note 5)	408,970	228,996
Other assets	35,970	36,552
Total assets	$109,339,137	$96,141,167

LIABILITIES AND CAPITAL
Liabilities
Deposits	$692,874	$553,279
Consolidated obligations: (Note 6)
Discount notes	19,366,736	33,745,478
Bonds	82,525,869	56,471,455
Total consolidated obligations	101,892,605	90,216,933
Mandatorily redeemable capital stock (Note 7)	28,310	27,763
Accrued interest payable	679,179	287,539
AHP payable	99,627	75,828
Derivative liabilities (Note 5)	9,197	13,438
Other liabilities	296,438	68,272
Total liabilities	103,698,230	91,243,052
Commitments and contingencies (Note 10)
Capital (Note 7)
Capital stock - Class B putable ($100 par value) issued and outstanding shares 39,851 and 34,284, respectively	3,985,082	3,428,405
Retained earnings:
Unrestricted	1,147,317	1,037,182
Restricted	558,857	499,055
Total retained earnings	1,706,174	1,536,237
Accumulated Other Comprehensive Income (Loss) (AOCI)	(50,349)	(66,527)
Total capital	5,640,907	4,898,115
Total liabilities and capital	$109,339,137	$96,141,167

The accompanying notes are an integral part of these financial statements.

Federal Home Loan Bank of Pittsburgh
Statements of Cash Flows (unaudited)

	Six months ended June 30,
(in thousands)	2023	2022
OPERATING ACTIVITIES
Net income	$299,010	$56,170
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization (accretion)	56,880	17,513
Net change in derivative and hedging activities	(139,988)	642,828
Net realized losses (gains) from sales of AFS securities	(489)	(227)
Net change in fair value adjustments on trading securities	(871)	20,135
Other adjustments, net	3,067	3,105
Net change in:
Accrued interest receivable	(148,250)	(31,240)
Other assets	(260)	2,998
Accrued interest payable	391,650	29,664
Other liabilities	17,835	(16,363)
Total adjustments	179,574	668,413
Net cash provided by (used in) operating activities	$478,584	$724,583
INVESTING ACTIVITIES
Net change in:
Interest-bearing deposits (including $(149) and $134 (to) from other FHLBanks)	$(550,984)	$(900,229)
Securities purchased under agreements to resell	700,000	(1,680,000)
Federal funds sold	18,000	(1,825,000)
Trading securities:
Purchases	—	(14,944)
AFS securities:
Proceeds (includes $798,200, and $176,407 from sales of AFS securities)	2,243,793	908,406
Purchases	(3,067,940)	(1,026,201)
HTM securities:
Proceeds	64,256	239,798
Purchases	(247,500)	(101,553)
Advances:
Repaid	389,947,709	102,348,772
Originated	(401,754,957)	(123,722,718)
Mortgage loans held for portfolio:
Principal collected	173,874	384,662
Purchases	(169,747)	(377,975)
Other investing activities, net	(1,048)	232
Net cash provided by (used in) investing activities	$(12,644,544)	$(25,766,750)

Federal Home Loan Bank of Pittsburgh Statements of Cash Flows (unaudited)
(continued)
	Six months ended June 30,
(in thousands)	2023	2022
FINANCING ACTIVITIES
Net change in deposits	$145,381	$(348,723)
Net proceeds from issuance of consolidated obligations:
Discount notes	262,850,889	152,234,378
Bonds	58,566,319	15,456,269
Payments for maturing and retiring consolidated obligations:
Discount notes	(277,303,679)	(137,918,245)
Bonds	(32,517,985)	(5,249,510)
Proceeds from issuance of capital stock	3,355,932	2,159,649
Payments for repurchase/redemption of capital stock	(2,791,459)	(1,323,650)
Payments for repurchase/redemption of mandatorily redeemable capital stock	(7,249)	(107)
Cash dividends paid	(129,073)	(24,609)
Net cash provided by (used in) financing activities	$12,169,076	$24,985,452
Net increase (decrease) in cash and due from banks	$3,116	$(56,715)
Cash and due from banks at beginning of the period	13,242	428,190
Cash and due from banks at end of the period	$16,358	$371,475
Supplemental disclosures:
Cash activities:
Interest paid	$2,309,069	$140,064
AHP payments, net	20,836	16,974
Non-cash activities:
Capital stock reclassified to mandatorily redeemable capital stock	7,796	—

The accompanying notes are an integral part of these financial statements.

Federal Home Loan Bank of Pittsburgh
Statements of Changes in Capital (unaudited)

	Capital Stock - Putable		Retained Earnings
(in thousands)	Shares	Par Value	Unrestricted	Restricted	Total	AOCI	Total Capital
March 31, 2022	13,205	$1,320,539	$947,755	$457,378	$1,405,133	$30,934	$2,756,606
Comprehensive income (loss)	—	—	29,990	7,497	37,487	(26,000)	11,487
Issuance of capital stock	16,062	1,606,223	—	—	—	—	1,606,223
Repurchase/redemption of capital stock	(8,637)	(863,713)	—	—	—	—	(863,713)
Cash dividends	—	—	(12,648)	—	(12,648)	—	(12,648)
June 30, 2022	20,630	$2,063,049	$965,097	$464,875	$1,429,972	$4,934	$3,497,955

March 31, 2023	42,506	$4,250,601	$1,076,141	$523,686	$1,599,827	$(55,415)	$5,795,013
Comprehensive income (loss)	—	—	140,681	35,171	175,852	5,066	180,918
Issuance of capital stock	12,466	1,246,560	—	—	—	—	1,246,560
Repurchase/redemption of capital stock	(15,102)	(1,510,190)	—	—	—	—	(1,510,190)
Shares reclassified to mandatorily redeemable capital stock	(19)	(1,889)	—	—	—	—	(1,889)
Cash dividends	—	—	(69,505)	—	(69,505)	—	(69,505)
June 30, 2023	39,851	$3,985,082	$1,147,317	$558,857	$1,706,174	$(50,349)	$5,640,907

	Capital Stock - Putable		Retained Earnings
(in thousands)	Shares	Par Value	Unrestricted	Restricted	Total	AOCI	Total Capital
December 31, 2021	12,270	$1,227,050	$941,033	$457,378	$1,398,411	$110,191	$2,735,652
Comprehensive income (loss)	—	—	48,673	7,497	56,170	(105,257)	(49,087)
Issuance of capital stock	21,596	2,159,649	—	—	—	—	2,159,649
Repurchase/redemption of capital stock	(13,236)	(1,323,650)	—	—	—	—	(1,323,650)
Cash dividends	—	—	(24,609)	—	(24,609)	—	(24,609)
June 30, 2022	20,630	$2,063,049	$965,097	$464,875	$1,429,972	$4,934	$3,497,955

December 31, 2022	34,284	$3,428,405	$1,037,182	$499,055	$1,536,237	$(66,527)	$4,898,115
Comprehensive income (loss)	—	—	239,208	59,802	299,010	16,178	315,188
Issuance of capital stock	33,560	3,355,932	—	—	—	—	3,355,932
Repurchase/redemption of capital stock	(27,915)	(2,791,459)	—	—	—	—	(2,791,459)
Shares reclassified to mandatorily redeemable capital stock	(78)	(7,796)	—	—	—	—	(7,796)
Cash dividends	—	—	(129,073)	—	(129,073)	—	(129,073)
June 30, 2023	39,851	$3,985,082	$1,147,317	$558,857	$1,706,174	$(50,349)	$5,640,907

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

Notes to Unaudited Financial Statements (continued)
Note 1 – Changes in Accounting Principle and Recently Issued Accounting Standards and Interpretations

    The Bank adopted the following new accounting standards during the six months ended June 30, 2023.

Standard	Description	Effective Date	Effect on the Financial Statements or Other Significant Matters
ASU 2020-04: Reference Rate Reform: Facilitation of the Effects of Reference Rate Reform on Financial Reporting, as amended	This ASU provides temporary optional guidance to ease the potential burden in accounting for reference rate reform with optional expedients and exceptions for applying GAAP to contracts, hedging relationships, and other transactions affected by reference rate reform if certain criteria are met.	This guidance became effective for the Bank beginning March 12, 2020, through December 31, 2024.	The Bank’s financial instruments impacted by reference rate reform met the criteria for the Bank to elect certain practical expedients and exceptions to GAAP. As a result, contract modifications were deemed to be minor and impacted derivatives will continue to apply hedge accounting. These elections did not have a material impact on the Bank’s financial condition, results of operations, or cash flows.
ASU 2022-01: Fair Value Hedging – Portfolio Layer Method	This ASU expands the current last-of-layer method to apply fair value hedging by allowing multiple hedged layers of a single closed portfolio under the method. To reflect that expansion, the last-of-layer method is renamed the portfolio layer method.

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

    The Bank did not have any recently issued accounting standards which may have an impact on the Bank for the six months ended June 30, 2023.

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

Interest-bearing deposits and Federal funds sold are unsecured investments. Federal funds sold are generally transacted on an overnight term. Finance Agency regulations include a limit on the amount of unsecured credit the Bank may extend to a counterparty. At June 30, 2023 and December 31, 2022, all investments in interest-bearing deposits and Federal funds sold were repaid according to the contractual terms; no ACL was recorded for these assets at June 30, 2023 and December 31, 2022. Carrying values of interest-bearing deposits and Federal funds exclude accrued interest receivable which was immaterial for all periods presented. At June 30, 2023, none of these investments were with counterparties rated below BBB or with unrated counterparties. These may differ from any internal ratings of the investments by the Bank, if applicable.

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

At June 30, 2023 and December 31, 2022, all investments in securities purchased under agreements to resell were repaid according to the contractual terms; no ACL was recorded for these assets at June 30, 2023 and December 31, 2022. Carrying value of securities purchased under agreements to resell excludes accrued interest receivable which was immaterial for all periods presented. At June 30, 2023, none of these investments were with counterparties rated below BBB or with unrated counterparties. These may differ from any internal ratings of the investments by the Bank, if applicable.

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

At June 30, 2023, total investments securities and accrued interest included $233.7 million of net unsettled purchases which represent a non-cash activity which are not reflected on the Statement of Cash Flows. There was none at December 31, 2022

    Trading Securities. The following table presents the fair value of trading securities by major security type at June 30, 2023 and December 31, 2022.

(in thousands)	June 30, 2023	December 31, 2022
GSE obligations	$215,006	$214,008
Total	$215,006	$214,008

Notes to Unaudited Financial Statements (continued)

The following table presents net gains (losses) on trading securities for the first six months of 2023 and 2022.

	Three months ended June 30,		Six months ended June 30,
(in thousands)	2023	2022	2023	2022
Net unrealized gains (losses) on trading securities held at period-end	$(1,969)	$(6,635)	$871	$(20,135)
Net gains (losses) on trading securities	$(1,969)	$(6,635)	$871	$(20,135)

AFS Securities. The following tables presents AFS securities by major security type at June 30, 2023 and December 31, 2022.

	June 30, 2023
(in thousands)	Amortized Cost (1)	Allowance for Credit Losses	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Non-MBS:
U.S. Treasury obligations	$3,603,628	$—	$4,845	$(9,126)	$3,599,347
GSE and TVA obligations	1,082,392	—	23,985	(2,583)	1,103,794
State or local agency obligations	184,205	—	5	(12,976)	171,234
Total non-MBS	$4,870,225	$—	$28,835	$(24,685)	$4,874,375
MBS:
U.S. obligations single-family	$1,220,716	$—	$1,279	$(13,232)	$1,208,763
GSE single-family	2,006,936	—	2,969	(52,394)	1,957,511
GSE multifamily	5,137,159	—	15,276	(14,549)	5,137,886
Private label	137,912	(10,006)	8,671	(1,892)	134,685
Total MBS	$8,502,723	$(10,006)	$28,195	$(82,067)	$8,438,845
Total AFS securities	$13,372,948	$(10,006)	$57,030	$(106,752)	$13,313,220

	December 31, 2022
(in thousands)	Amortized Cost (1)	Allowance for Credit Losses	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Non-MBS:
U.S. Treasury obligations	$5,246,937	$—	$3,963	$(18,407)	$5,232,493
GSE and TVA obligations	1,111,674	—	16,879	(2,810)	1,125,743
State or local agency obligations	184,310	—	21	(14,068)	170,263
Total non-MBS	$6,542,921	$—	$20,863	$(35,285)	$6,528,499
MBS:
U.S. obligations single-family	$490,952	$—	$1,999	$(9,969)	$482,982
GSE single-family	1,925,950	—	5,852	(50,765)	1,881,037
GSE multifamily	3,164,964	—	1,364	(10,557)	3,155,771
Private label	140,222	(8,532)	12,443	(1,862)	142,271
Total MBS	$5,722,088	$(8,532)	$21,658	$(73,153)	$5,662,061
Total AFS securities	$12,265,009	$(8,532)	$42,521	$(108,438)	$12,190,560
Notes:
(1) Includes adjustments made to the cost basis of an investment for accretion, amortization and/or fair value hedge accounting adjustments, and excludes accrued interest receivable of $43.2 million at June 30, 2023 and $37.4 million at December 31, 2022.

Notes to Unaudited Financial Statements (continued)
The following tables summarize the AFS securities with gross unrealized losses as of June 30, 2023 and December 31, 2022. The gross unrealized losses are aggregated by major security type and length of time that individual securities have been in a continuous unrealized loss position.

	June 30, 2023
	Less than 12 Months		Greater than 12 Months		Total
(in thousands)	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
Non-MBS:
U.S. Treasury obligations	$789,713	$(673)	$304,171	$(8,453)	$1,093,884	$(9,126)
GSE and TVA obligations	31,574	(577)	22,870	(2,006)	54,444	(2,583)
State or local agency obligations	55,069	(2,056)	108,170	(10,920)	163,239	(12,976)
Total non-MBS	$876,356	$(3,306)	$435,211	$(21,379)	$1,311,567	$(24,685)
MBS:
U.S. obligations single-family	$779,705	$(5,194)	$195,487	$(8,038)	$975,192	$(13,232)
GSE single-family	924,067	(16,876)	726,965	(35,518)	1,651,032	(52,394)
GSE multifamily	2,179,764	(8,994)	1,056,944	(5,555)	3,236,708	(14,549)
Private label	34,137	(837)	12,215	(1,055)	46,352	(1,892)
Total MBS	$3,917,673	$(31,901)	$1,991,611	$(50,166)	$5,909,284	$(82,067)
Total	$4,794,029	$(35,207)	$2,426,822	$(71,545)	$7,220,851	$(106,752)

	December 31, 2022
	Less than 12 Months		Greater than 12 Months		Total
(in thousands)	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
Non-MBS:
U.S. Treasury obligations	$2,460,913	$(8,532)	$388,509	$(9,875)	$2,849,422	$(18,407)
GSE and TVA obligations	39,276	(2,810)	—	—	39,276	(2,810)
State or local agency obligations	160,372	(14,068)	—	—	160,372	(14,068)
Total non-MBS	$2,660,561	$(25,410)	$388,509	$(9,875)	$3,049,070	$(35,285)
MBS:
U.S. obligations single-family	$315,111	$(9,511)	$15,293	$(458)	$330,404	$(9,969)
GSE single-family	1,406,666	(33,614)	146,908	(17,151)	1,553,574	(50,765)
GSE multifamily	2,310,965	(6,738)	548,201	(3,819)	2,859,166	(10,557)
Private label	34,918	(1,682)	2,357	(180)	37,275	(1,862)
Total MBS	$4,067,660	$(51,545)	$712,759	$(21,608)	$4,780,419	$(73,153)
Total	$6,728,221	$(76,955)	$1,101,268	$(31,483)	$7,829,489	$(108,438)

Notes to Unaudited Financial Statements (continued)

Redemption Terms. The amortized cost and fair value of AFS securities by contractual maturity as of June 30, 2023 and December 31, 2022 are presented below. Expected maturities of some securities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment fees. MBS are not presented by contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment fees.

(in thousands)	June 30, 2023		December 31, 2022
Year of Maturity	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Non-MBS:
Due in one year or less	$385,665	$382,644	$1,566,430	$1,560,311
Due after one year through five years	3,646,888	3,654,991	2,629,759	2,632,374
Due after five years through ten years	704,705	715,050	2,204,799	2,206,358
Due after ten years	132,967	121,690	141,933	129,456
Total non-MBS	4,870,225	4,874,375	6,542,921	6,528,499
MBS	8,502,723	8,438,845	5,722,088	5,662,061
Total AFS securities	$13,372,948	$13,313,220	$12,265,009	$12,190,560

Interest Rate Payment Terms. The following table details interest payment terms at June 30, 2023 and December 31, 2022.

(in thousands)	June 30, 2023	December 31, 2022
Amortized cost of AFS non-MBS:
Fixed-rate	$4,870,225	$6,542,921
Variable-rate	—	—
Total non-MBS	$4,870,225	$6,542,921
Amortized cost of AFS MBS:
Fixed-rate	$2,604,385	$1,069,749
Variable-rate	5,898,338	4,652,339
Total MBS	$8,502,723	$5,722,088
Total amortized cost of AFS securities	$13,372,948	$12,265,009

Realized Gains (Losses) on AFS Securities. The following table provides a summary of proceeds, gross gains and losses on sales of AFS securities for the three and six months ended June 30, 2023.

	Three months ended June 30,		Six months ended June 30,
(in thousands)	2023	2022	2023	2022
Proceeds from sale of AFS securities	$798,200	$176,407	$798,200	$176,407
Gross gains on AFS securities	$489	$227	$489	$227
Gross losses on AFS securities	—	—	—	—
Net realized gains(losses) from sale of AFS securities	$489	$227	$489	$227

Notes to Unaudited Financial Statements (continued)
HTM Securities. The following tables presents HTM securities by major security type at June 30, 2023 and December 31, 2022.

	June 30, 2023
(in thousands)	Amortized Cost (1)	Gross Unrealized Holding Gains	Gross Unrealized Holding Losses	Fair Value
MBS:
U.S. obligations single-family	$399,816	$344	$(9,733)	$390,427
GSE single-family	411,404	58	(61,662)	349,800
GSE multifamily	278,967	—	(9,954)	269,013
Private label	48,862	—	(3,033)	45,829
Total MBS	$1,139,049	$402	$(84,382)	$1,055,069
Total HTM securities	$1,139,049	$402	$(84,382)	$1,055,069

	December 31, 2022
(in thousands)	Amortized Cost (1)	Gross Unrealized Holding Gains	Gross Unrealized Holding Losses	Fair Value
MBS:
U.S. obligations single-family	$162,366	$155	$(5,352)	$157,169
GSE single-family	435,129	74	(63,200)	372,003
GSE multifamily	305,306	—	(10,248)	295,058
Private label	53,670	—	(3,618)	50,052
Total MBS	$956,471	$229	$(82,418)	$874,282
Total HTM securities	$956,471	$229	$(82,418)	$874,282
Note:
(1) Includes adjustments made to the cost basis of an investment for accretion and amortization and excludes accrued interest receivable of $3.4 million at June 30, 2023 and $2.4 million at December 31, 2022.

Redemption Terms. The amortized cost and fair value of HTM securities by contractual maturity as of June 30, 2023 and December 31, 2022 are presented below. MBS are not presented by contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment fees.

(in thousands)	June 30, 2023		December 31, 2022
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
MBS	$1,139,049	$1,055,069	$956,471	$874,282
Total HTM securities	$1,139,049	$1,055,069	$956,471	$874,282

Interest Rate Payment Terms. The following table details interest rate payment terms at June 30, 2023 and December 31, 2022.

(in thousands)	June 30, 2023	December 31, 2022
Amortized cost of HTM MBS:
Fixed-rate	$1,019,058	$824,791
Variable-rate	119,991	131,680
Total MBS	$1,139,049	$956,471
Total HTM securities	$1,139,049	$956,471

    Debt Securities ACL. For HTM securities, there was no ACL at June 30, 2023 and December 31, 2022. For AFS securities, the Bank recorded an ACL only on its private label MBS at June 30, 2023 and December 31, 2022.

Notes to Unaudited Financial Statements (continued)
AFS Debt Securities - Rollforward of ACL. The following table presents a rollforward of the ACL on AFS securities for the three and six months ended June 30, 2023 and 2022.

	Private label MBS
	Three months ended June 30,		Six months ended June 30,
(in thousands)	2023	2022	2023	2022
Balance, beginning of period	$9,612	$3,784	$8,532	$2,378
Increases (decreases) for securities in which a previous ACL or OTTI was recorded	394	1,249	1,474	2,655
Balance, end of period	$10,006	$5,033	$10,006	$5,033

Debt Securities ACL Methodology. To evaluate investment securities for credit losses at June 30, 2023, the Bank employs the following methodologies by major security type.

GSE and Other U.S. Obligations. The Bank invests in GSE and other U.S. obligations, which includes Tennessee Valley Authority obligations, single-family MBS, and GSE single-family and multifamily MBS. These securities are issued by Federal Agencies or U.S. government corporations and include MBS issued by these same entities that are directly supported by underlying mortgage loans. All of these securities are highly-rated. In the case of U.S. obligations, they carry an explicit government guarantee. In the case of GSE securities, they are purchased under an assumption that the issuers’ obligation to pay principal and interest on those securities will be honored. As a result, no ACL was recorded on GSE and other U.S. obligations at June 30, 2023 or December 31, 2022.

The Bank only purchases GSE and other U.S. obligations considered investment quality. At June 30, 2023, all of these GSE and other U.S. obligations, based on amortized cost, were rated BBB or above by a NRSRO, based on the lowest long-term credit rating for each security. These may differ from any internal ratings of the securities by the Bank, if applicable.

State or Local Agency Obligations. The Bank invests in state or local agency obligations, such as municipal securities. These securities are subject to credit risk related to a portfolio of state and local agency obligations (i.e., Housing Finance Agency bonds). The Bank has not experienced any payment defaults on these instruments.

    The Bank only purchases state or local agency obligations considered investment quality. At June 30, 2023, all of these state or local agency obligations, based on amortized cost, were rated BBB or above by a NRSRO, based on the lowest long-term credit rating for each security. These may differ from any internal ratings of the securities by the Bank, if applicable.

The Bank evaluates AFS state or local agency obligations for an ACL based on a credit assessment of the issuer, or guarantor. If the Bank determines that an ACL should be recognized, it is limited to the unrealized loss of the state or local agency obligation, including zero if it is in an unrealized gain position. At June 30, 2023 and December 31, 2022, the Bank expected to receive all cash flows contractually due, and no ACL was recorded on AFS state or local agency obligations.

    Private Label MBS. The Bank also holds investments in private label MBS. The Bank has not purchased any private label MBS since 2007. However, many of these securities have subsequently experienced significant credit deterioration. As of June 30, 2023, 17.8% of private label MBS (AFS and HTM combined, based on amortized cost) were rated BBB or above by a NRSRO and the remaining securities were either rated less than BBB or were unrated. To determine whether an ACL is necessary on these securities, the Bank uses cash flow analyses.

The Bank's evaluation includes estimating the projected cash flows that the Bank is likely to collect based on an assessment of available information, including the structure of the applicable security and certain assumptions such as:

▪the remaining payment terms for the security;
▪prepayment speeds based on underlying loan-level borrower and loan characteristics;
▪expected default rates based on underlying borrower and loan characteristics;
▪expected loss severity based on underlying borrower and loan characteristics;
▪expected housing price changes; and
▪expected interest-rate assumptions.

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

The following table details the Bank’s advances portfolio by year of redemption and weighted-average interest rate as of June 30, 2023 and December 31, 2022.

(dollars in thousands)	June 30, 2023		December 31, 2022
Year of Redemption	Amount	Weighted Average Interest Rate	Amount	Weighted Average Interest Rate
Due in 1 year or less	$34,917,031	5.01%	$28,672,440	4.28%
Due after 1 year through 2 years	29,271,829	4.92	21,421,482	4.17
Due after 2 years through 3 years	12,587,802	5.08	13,136,090	4.30
Due after 3 years through 4 years	2,308,877	3.84	4,966,948	4.38
Due after 4 years through 5 years	1,747,550	4.26	865,373	3.37
Thereafter	201,597	3.21	166,538	2.84
Total par value	81,034,686	4.94%	69,228,871	4.24%
Deferred prepayment fees	(741)		(940)
Hedging adjustments	(454,076)		(371,695)
Total book value (1)	$80,579,869		$68,856,236
Notes:
(1) Amounts exclude accrued interest receivable of $379.2 million and $241.8 million at June 30, 2023 and December 31, 2022.

The Bank offers certain advances to members that provide a member the right, based upon predetermined exercise dates, to prepay the advance prior to maturity without incurring prepayment or termination fees (returnable advances).

At June 30, 2023 and December 31, 2022, the Bank did not have any advances with embedded features that met the requirements to separate the embedded feature from the host contract and designate the embedded feature as a stand-alone derivative.

The following table summarizes advances by the earlier of year of redemption or next call date as of June 30, 2023 and December 31, 2022.

	Year of Redemption or Next Call Date
(in thousands)	June 30, 2023	December 31, 2022
Due in 1 year or less	$35,807,031	$28,962,440
Due after 1 year through 2 years	28,919,329	21,131,482
Due after 2 years through 3 years	12,220,302	13,136,090
Due after 3 years through 4 years	2,138,877	4,966,948
Due after 4 years through 5 years	1,747,550	865,373
Thereafter	201,597	166,538
Total par value	$81,034,686	$69,228,871

Notes to Unaudited Financial Statements (continued)

Interest Rate Payment Terms. The following table details interest rate payment terms by year of redemption for advances as of June 30, 2023 and December 31, 2022.

(in thousands)	June 30, 2023	December 31, 2022
Fixed-rate – overnight	$2,665,260	$1,792,810
Fixed-rate – term:
Due in 1 year or less	20,650,893	21,547,006
Thereafter	14,153,138	7,429,914
Total fixed-rate	37,469,291	30,769,730
Variable-rate:
Due in 1 year or less	11,600,879	5,332,624
Thereafter	31,964,516	33,126,517
Total variable-rate	43,565,395	38,459,141
Total par value	$81,034,686	$69,228,871

Credit Risk Exposure and Security Terms. The Bank’s potential credit risk from advances is primarily concentrated in commercial banks. As of June 30, 2023, the Bank had advances of $63.7 billion outstanding to the five largest borrowers, which represented 78.6% of the total principal amount of advances outstanding. Of these five, three had outstanding advance balances that were in excess of 10% of the total portfolio at June 30, 2023.

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

Using a risk-based approach, the Bank considers the payment status, collateral types and concentration levels, and borrower’s financial condition to be indicators of credit quality on its credit products. At June 30, 2023 and December 31, 2022, the Bank had rights to collateral on a member-by-member basis with a value in excess of its outstanding extensions of credit.

Notes to Unaudited Financial Statements (continued)
    The Bank continues to evaluate and, as necessary, make changes to its collateral guidelines based on current market conditions. At June 30, 2023 and December 31, 2022, the Bank did not have any credit products that were past due, on nonaccrual status, or considered impaired. In addition, the Bank did not have any modifications related to advances with borrowers experiencing financial difficulties during the first half of 2023.

The Bank evaluates its advances for an ACL on a collective, or pooled basis unless an individual assessment is deemed necessary because the instruments do not possess similar risk characteristics. The Bank pools advances by member type, as noted above. Based on the collateral held as security, the Bank's credit extension and collateral policies and repayment history on advances, including that the Bank has not incurred any credit losses since inception, the Bank has not recorded any ACL at June 30, 2023 or December 31, 2022.

Note 4 – Mortgage Loans Held for Portfolio

Under the MPF Program, the Bank invests in mortgage loans that it purchases from its participating members and housing associates. The Bank’s participating members originate, service, and credit enhance residential mortgage loans that are sold to the Bank. See Note 8 for further information regarding transactions with related parties.

The following table presents balances as of June 30, 2023 and December 31, 2022 for mortgage loans held for portfolio.

(in thousands)	June 30, 2023	December 31, 2022
Fixed-rate long-term single-family mortgages (1)	$4,396,403	$4,388,461
Fixed-rate medium-term single-family mortgages (1)	128,113	140,270
Total par value	4,524,516	4,528,731
Premiums	70,857	73,703
Discounts	(10,925)	(10,224)
Hedging adjustments	1,492	1,918
Total mortgage loans held for portfolio (2)	$4,585,940	$4,594,128
Allowance for credit losses on mortgage loans	(3,256)	(3,240)
Mortgage loans held for portfolio, net	$4,582,684	$4,590,888
Note:
(1) Long-term is defined as greater than 15 years. Medium-term is defined as a term of 15 years or less.
(2) Amounts exclude accrued interest receivable of $22.7 million at June 30, 2023 and $22.5 million at December 31, 2022.

The following table details the par value of mortgage loans held for portfolio outstanding categorized by type as of June 30, 2023 and December 31, 2022.

(in thousands)	June 30, 2023	December 31, 2022
Conventional loans	$4,416,144	$4,415,876
Government-guaranteed/insured loans	108,372	112,855
Total par value	$4,524,516	$4,528,731

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

Credit Quality Indicator for Conventional Mortgage Loans. The following table presents the payment status for conventional mortgage loans at June 30, 2023 and December 31, 2022.

	June 30, 2023
(in thousands)	Origination Year
Payment Status, at amortized cost (1)	Prior to 2019	2019 to 2023	Total
Past due 30-59 days	$19,890	$19,834	$39,724
Past due 60-89 days	4,460	4,648	9,108
Past due 90 days or more	7,519	10,096	17,615
Total past due loans	$31,869	$34,578	$66,447
Current loans	1,222,004	3,186,735	4,408,739
Total conventional loans	$1,253,873	$3,221,313	$4,475,186

	December 31, 2022
	Origination Year
Payment Status, at amortized cost (1)	Prior to 2018	2018 to 2022	Total
Past due 30-59 days	$13,369	$19,806	$33,175
Past due 60-89 days	4,100	6,321	10,421
Past due 90 days or more	8,216	9,856	18,072
Total past due loans	$25,685	$35,983	$61,668
Current loans	1,109,321	3,307,745	4,417,066
Total conventional loans	$1,135,006	$3,343,728	$4,478,734
Note:
(1) The amortized cost at June 30, 2023 and December 31, 2022 excludes accrued interest receivable.

Other Delinquency Statistics. The following table presents the delinquency statistics for the Bank’s mortgage loans at June 30, 2023 and December 31, 2022.

	June 30, 2023
(dollars in thousands) (1)	Conventional MPF Loans	Government-Guaranteed or Insured Loans	Total
In process of foreclosures, included above (2)	$9,634	$768	$10,402
Serious delinquency rate (3)	0.4%	2.0%	0.5%
Past due 90 days or more still accruing interest	$—	$2,078	$2,078
Loans on nonaccrual status	$20,662	$—	$20,662

	December 31, 2022
(dollars in thousands) (1)	Conventional MPF Loans	Government-Guaranteed or Insured Loans	Total
In process of foreclosures, included above (2)	$7,873	$1,352	$9,225
Serious delinquency rate (3)	0.4%	2.9%	0.5%
Past due 90 days or more still accruing interest	$—	$3,182	$3,182
Loans on nonaccrual status	$20,950	$—	$20,950
Note:
(1) Amounts presented at amortized cost.
(2) Includes loans where the decision of foreclosure or similar alternative such as pursuit of deed-in-lieu has been reported. Loans in process of foreclosure are included in past due or current loans dependent on their delinquency status.

Notes to Unaudited Financial Statements (continued)
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

Conventional MPF - Expected Recoveries. The Bank recognizes a recovery through the provision (reversal) for credit losses when expected lifetime credit losses are less than the amounts previously charged-off. This includes potentially recording a negative ACL for certain of the Bank's MPF products. The reduction to the ACL for expected recoveries is partially offset by a reversal of expected CE, resulting in a net impact to the Bank's Statements of Condition.

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

Conventional MPF - Rollforward of ACL

	Three months ended June 30,		Six months ended June 30,
(in thousands)	2023	2022	2023	2022
Balance, beginning of period	$3,399	$3,450	$3,240	$3,412
(Charge-offs) Recoveries, net (1)	(124)	(48)	30	227
Provision (reversal) for credit losses	(19)	97	(14)	(140)
Balance, end of period	$3,256	$3,499	$3,256	$3,499
Note:
(1) Net charge-offs that the Bank does not expect to recover through CE receivable.

Government-Guaranteed or -Insured Mortgage Loans. The Bank invests in government-guaranteed or insured fixed-rate mortgage loans secured by one-to-four family residential properties. Government-guaranteed or insured mortgage loans are those insured or guaranteed by the Federal Housing Administration (FHA), Department of Veterans Affairs (VA), the Rural Housing Service (RHS) of the Department of Agriculture and/or by Housing and Urban Development (HUD). The servicer provides and maintains insurance or a guarantee from the applicable government agency. The servicer is responsible for compliance with all government agency requirements and for obtaining the benefit of the applicable guarantee or insurance with respect to defaulted government-guaranteed or -insured mortgage loans. Any losses on these loans that are not recovered from the issuer or the guarantor are absorbed by the servicer. Therefore, the Bank only has credit risk for these loans if the servicer fails to pay for losses not covered by the guarantee or insurance, but in such instance, the Bank would have recourse against the servicer for such failure. Based on the Bank's assessment of its servicers and the collateral backing the loans, the risk of loss was immaterial. Consequently, the Bank has not recorded an ACL for government-guaranteed or -insured mortgage loans at June 30, 2023 or December 31, 2022. Furthermore, none of these mortgage loans has been placed on non-accrual status because of the U.S. government guarantee or insurance on these loans and the contractual obligation of the loan servicer to repurchase the loans when certain criteria are met.

Notes to Unaudited Financial Statements (continued)

Real Estate Owned (REO). The amount of REO reported in Other assets on the Statement of Condition was immaterial at both June 30, 2023 and December 31, 2022.

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

	June 30, 2023
(in thousands)	Notional Amount of Derivatives	Derivative Assets	Derivative Liabilities
Derivatives designated as hedging instruments:
Interest rate swaps	$92,920,954	$191,217	$922,898
Derivatives not designated as hedging instruments:
Interest rate swaps	$2,261,912	$1,814	$23,973
Interest rate caps or floors	900,000	5,946	—
Mortgage delivery commitments	28,001	4	123
Total derivatives not designated as hedging instruments:	$3,189,913	$7,764	$24,096
Total derivatives before netting and collateral adjustments	$96,110,867	$198,981	$946,994
Netting adjustments and cash collateral (1)		209,989	(937,797)
Derivative assets and derivative liabilities as reported on the Statement of Condition		$408,970	$9,197

Notes to Unaudited Financial Statements (continued)

	December 31, 2022
(in thousands)	Notional Amount of Derivatives	Derivative Assets	Derivative Liabilities
Derivatives designated as hedging instruments:
Interest rate swaps	$69,039,626	$53,340	$985,134
Derivatives not designated as hedging instruments:
Interest rate swaps	$2,176,879	$2,112	$24,457
Interest rate caps or floors	975,000	5,164	—
Mortgage delivery commitments	10,287	10	41
Total derivatives not designated as hedging instruments:	$3,162,166	$7,286	$24,498
Total derivatives before netting and collateral adjustments	$72,201,792	$60,626	$1,009,632
Netting adjustments and cash collateral (1)		168,370	(996,194)
Derivative assets and derivative liabilities as reported on the Statement of Condition		$228,996	$13,438
Note:
(1) Amounts represent the application of the netting requirements that allow the Bank to settle positive and negative positions, cash collateral including accrued interest held or placed with the same clearing agent and/or counterparties. Cash collateral posted including accrued interest was $1,155.5 million for June 30, 2023 and $1,166.4 million for December 31, 2022. Cash collateral received was $7.7 million for June 30, 2023 and $1.9 million for December 31, 2022.

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

(in thousands)	Gains/(Losses) on Derivative	Gains/ (Losses) on Hedged Item	Net Interest Settlements	Effect of Derivatives on Net Interest Income	Total Interest Income/ (Expense) Recorded in the Statement of Income
Three months ended June 30, 2023
Hedged item type:
Advances	$184,040	$(183,873)	$81,409	$81,576	$1,159,768
AFS securities	85,940	(84,645)	46,935	48,230	176,324
Mortgage loans held for portfolio	—	(132)	—	(132)	35,789
Consolidated obligations – discount notes	(8,117)	10,507	(3,531)	(1,141)	(334,369)
Consolidated obligations – bonds	(216,741)	217,475	(150,420)	(149,686)	(1,013,572)
Total	$45,122	$(40,668)	$(25,607)	$(21,153)
Six months ended June 30, 2023
Hedged item type:
Advances	$82,529	$(82,383)	$134,756	$134,902	$2,049,828
AFS securities	(37,345)	37,899	91,433	91,987	325,527
Mortgage loans held for portfolio	—	(304)	—	(304)	71,309
Consolidated obligations – discount notes	(934)	(3,369)	(2,066)	(6,369)	(723,357)
Consolidated obligations – bonds	12,912	(12,946)	(270,683)	(270,717)	(1,699,041)
Total	$57,162	$(61,103)	$(46,560)	$(50,501)

Notes to Unaudited Financial Statements (continued)

(in thousands)	Gains/(Losses) on Derivative	Gains/ (Losses) on Hedged Item	Net Interest Settlements	Effect of Derivatives on Net Interest Income	Total Interest Income/ (Expense) Recorded in the Statement of Income
Three months ended June 30, 2022
Hedged item type:
Advances	$81,428	$(81,483)	$(18,878)	$(18,933)	$84,301
AFS securities	116,407	(115,815)	(5,406)	(4,814)	40,894
Mortgage loans held for portfolio	—	(394)	—	(394)	33,214
Consolidated obligations – bonds	(197,033)	196,184	26,247	25,398	(77,888)
Total	$802	$(1,508)	$1,963	$1,257
Six months ended June 30, 2022
Hedged item type:
Advances	$257,040	$(257,118)	$(49,307)	$(49,385)	$110,997
AFS securities	368,024	(366,106)	(19,332)	(17,414)	65,722
Mortgage loans held for portfolio	—	(852)	—	(852)	65,745
Consolidated obligations – bonds	(600,010)	599,997	52,123	52,110	(124,452)
	$25,054	$(24,079)	$(16,516)	$(15,541)

The following table presents the cumulative amount of fair value hedging adjustments and the related carrying amount of the hedged items.

(in thousands)	June 30, 2023
Hedged item type	Carrying Amount of Hedged Assets/Liabilities(1)	Cumulative Amount of Fair Value Hedging Adjustments Included in the Carrying Amount of the Hedged Assets/Liabilities	Fair Value Hedging Adjustments for Discontinued Hedging Relationships	Total Amount of Fair Value Hedging Adjustments
Advances	$18,554,703	$(453,306)	$(770)	$(454,076)
AFS securities	5,930,704	(475,855)	802	(475,053)
Consolidated obligations – discount notes	9,726,436	(3,689)	—	(3,689)
Consolidated obligations – bonds	56,357,542	(1,059,332)	—	(1,059,332)

(in thousands)	December 31, 2022
Hedged item type	Carrying Amount of Hedged Assets/Liabilities (1)	Cumulative Amount of Fair Value Hedging Adjustments Included in the Carrying Amount of the Hedged Assets/Liabilities	Fair Value Hedging Adjustments for Discontinued Hedging Relationships	Total Amount of Fair Value Hedging Adjustments
Advances	$9,516,520	$(370,776)	$(918)	$(371,694)
AFS securities	6,265,480	(513,825)	873	(512,952)
Consolidated obligations – discounted notes	17,481,373	(7,057)	—	(7,057)
Consolidated obligations – bonds	33,603,677	(1,072,289)	10	(1,072,279)
Note:
(1) Includes carrying value of hedged items in current fair value hedging relationships.

Notes to Unaudited Financial Statements (continued)
The following table presents net gains (losses) related to derivatives not designated as hedging instruments in noninterest income.

	Three months ended June 30,		Six months ended June 30,
(in thousands)	2023	2022	2023	2022
Derivatives not designated as hedging instruments:
Economic hedges:
Interest rate swaps	$14,565	$271	$13,804	$7,842
Interest rate caps or floors	382	282	(957)	2,441
Net interest settlements	2,725	1,589	1,909	1,067
To Be Announced (TBA)	—	—	—	74
Mortgage delivery commitments	(310)	(596)	(125)	(2,326)
Other	1	1	1	1
Total net gains (losses) related to derivatives not designated as hedging instruments	$17,363	$1,547	$14,632	$9,099
Other - price alignment amount on cleared derivatives (1)	(389)	(333)	(686)	(338)
Net gains (losses) on derivatives	$16,974	$1,214	$13,946	$8,761
Notes:
(1) This amount is for derivatives for which variation margin is characterized as a daily settled contract.

The Bank had no active cash flow hedging relationships during the first six months of 2023 or 2022.

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

Uncleared derivative transactions executed on or after the effective date of the initial margin rules, are subject to two-way initial margin requirements as mandated by the Wall Street Reform and Consumer Protection Act (referred to as Dodd-Frank Act) if the Bank’s aggregate uncleared derivative transactions exposure to a counterparty exceeds a specific threshold. The initial margin is required to be certain investment securities that are held at a third-party custodian and do not change ownership, except upon the occurrence of certain events, including an event of default due to bankruptcy, insolvency, or similar proceeding. As of June 30, 2023, the Bank did not exceed initial margin thresholds and was not required to post two-way initial margin.

Generally, the Bank's ISDA agreements for uncleared derivatives have collateral delivery thresholds set to zero (subject to minimum transfer amounts). The Bank has a small number of legacy trades that require the Bank to post additional collateral with its counterparties if there is deterioration in the Bank's credit rating and the net liability position exceeds the relevant threshold. As of June 30, 2023, the net liability position of these trades, collateral posted and potential additional credit contingent collateral amounts are all immaterial.

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

For cleared derivatives, the Clearing House determines initial margin requirements and generally credit ratings are not factored into the initial margin. However, clearing agents may require additional initial margin to be posted based on credit considerations, including but not limited to credit rating downgrades. The Bank was not required by its clearing agents to post additional initial margin at June 30, 2023.

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

June 30, 2023
	Derivative Instruments Meeting Netting Requirements
(in thousands)	Gross Recognized Amount	Gross Amounts of Netting Adjustments and Cash Collateral	Net amounts after netting adjustments and cash collateral	Derivative Instruments Not Meeting Netting Requirements (1)	Total Derivative Assets and Total Derivative Liabilities
Derivative Assets
Uncleared	$193,478	$(190,661)	$2,817	$4	$2,821
Cleared	5,499	400,650	406,149	—	406,149
Total	$198,977	$209,989	$408,966	$4	$408,970
Derivative Liabilities
Uncleared	$940,363	$(933,998)	$6,365	$123	$6,488
Cleared	6,508	(3,799)	2,709	—	2,709
Total	$946,871	$(937,797)	$9,074	$123	$9,197

Notes to Unaudited Financial Statements (continued)

December 31, 2022
	Derivative Instruments Meeting Netting Requirements
(in thousands)	Gross Recognized Amount	Gross Amounts of Netting Adjustments and Cash Collateral	Net amounts after netting adjustments and cash collateral	Derivative Instruments Not Meeting Netting Requirements (1)	Total Derivative Assets and Total Derivative Liabilities
Derivative Assets
Uncleared	$43,901	$(41,679)	$2,222	$10	$2,232
Cleared	16,715	210,049	$226,764	—	226,764
Total Derivative Assets	$60,616	$168,370	$228,986	$10	$228,996
Derivative Liabilities
Uncleared	$1,003,917	$(992,167)	$11,750	$41	$11,791
Cleared	5,674	(4,027)	1,647	—	1,647
Total Derivative Liabilities	$1,009,591	$(996,194)	$13,397	$41	13,438
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
Although an FHLBank has never paid the principal or interest payments due on a consolidated obligation on behalf of another FHLBank, if one FHLBank is required to make such payments, Finance Agency regulations provide that the paying FHLBank is entitled to reimbursement from the non-complying FHLBank for any payments made on its behalf and other associated costs including interest to be determined by the Finance Agency. If the Finance Agency determines that the non-complying FHLBank is unable to satisfy its repayment obligations, then the Finance Agency may allocate the outstanding liabilities of the non-complying FHLBank among the remaining FHLBanks on a pro rata basis in proportion to each FHLBank’s participation in all consolidated obligations outstanding. However, the Finance Agency reserves the right to allocate the outstanding liabilities for the consolidated obligations among the FHLBanks in any other manner it may determine to ensure that the FHLBanks operate in a safe and sound manner. The par amounts of the 11 FHLBanks’ outstanding consolidated obligations were $1,340.2 billion at June 30, 2023 and $1,181.7 billion at December 31, 2022. Additional detailed information regarding consolidated obligations including general terms and interest rate payment terms can be found in Note 9 to the audited financial statements in the Bank's 2022 Form 10-K.
The following table details interest rate payment terms for the Bank's consolidated obligation bonds as of June 30, 2023 and December 31, 2022.

(in thousands)	June 30, 2023	December 31, 2022
Par value of consolidated bonds:
Fixed-rate	$64,227,895	$39,983,295
Step-up	2,315,000	3,124,000
Floating-rate	17,018,000	14,408,000
Total par value	83,560,895	57,515,295
Bond premiums	43,954	47,515
Bond discounts	(14,423)	(14,069)
Concession fees	(5,225)	(5,008)
Hedging adjustments	(1,059,332)	(1,072,278)
Total book value	$82,525,869	$56,471,455

Notes to Unaudited Financial Statements (continued)
Maturity Terms. The following table presents a summary of the Bank’s consolidated obligation bonds outstanding by year of contractual maturity and weighted-average interest rate at June 30, 2023 and December 31, 2022.

	June 30, 2023		December 31, 2022
(dollars in thousands) Year of Contractual Maturity	Amount	Weighted Average Interest Rate	Amount	Weighted Average Interest Rate
Due in 1 year or less	$58,652,385	4.70%	$30,747,975	3.72%
Due after 1 year through 2 years	9,321,250	3.05	11,491,385	3.09
Due after 2 years through 3 years	4,538,050	2.54	3,263,725	2.16
Due after 3 years through 4 years	5,586,200	1.60	6,557,800	1.25
Due after 4 years through 5 years	2,235,400	3.53	1,850,300	3.09
Thereafter	3,227,610	2.54	3,604,110	2.37
Total par value	$83,560,895	4.08%	$57,515,295	3.12%

The following table presents the Bank’s consolidated obligation bonds outstanding between noncallable and callable as of June 30, 2023 and December 31, 2022.

(in thousands)	June 30, 2023	December 31, 2022
Noncallable	$44,765,395	$35,816,795
Callable	38,795,500	21,698,500
Total par value	$83,560,895	$57,515,295

The following table presents consolidated obligation bonds outstanding by the earlier of contractual maturity or next call date as of June 30, 2023 and December 31, 2022.

(in thousands) Year of Contractual Maturity or Next Call Date	June 30, 2023	December 31, 2022
Due in 1 year or less	$74,384,885	$47,036,975
Due after 1 year through 2 years	4,554,750	6,573,385
Due after 2 years through 3 years	1,590,050	1,049,725
Due after 3 years through 4 years	846,200	1,035,800
Due after 4 years through 5 years	1,061,400	392,300
Thereafter	1,123,610	1,427,110
Total par value	$83,560,895	$57,515,295

Consolidated Obligation Discount Notes. Consolidated obligation discount notes are issued to raise short-term funds. Discount notes are consolidated obligations with original maturities up to one year. These notes are issued at less than their face amount and redeemed at par value when they mature. The following table details the Bank’s consolidated obligation discount notes as of June 30, 2023 and December 31, 2022.

(dollars in thousands)	June 30, 2023	December 31, 2022
Book value	$19,366,736	$33,745,478
Par value	19,538,182	34,007,058
Weighted average interest rate (1)	5.01%	4.25%
Note:
(1) Represents yield to maturity excluding concession fees and hedging adjustments.

Notes to Unaudited Financial Statements (continued)
Note 7 – Capital

    The Bank is subject to three capital requirements under its current Capital Plan Structure and the Finance Agency rules and regulations: (1) risk-based capital; (2) total regulatory capital; and (3) leverage capital. Regulatory capital does not include AOCI, but does include mandatorily redeemable capital stock. See details regarding these requirements and the Bank’s Capital Plan in Note 11 to the audited financial statements in the Bank’s 2022 Form 10-K. At June 30, 2023, the Bank was in compliance with all regulatory capital requirements.

The Bank has two subclasses of capital stock: B1 membership stock and B2 activity stock. The Bank had $315.7 million in B1 membership stock and $3,669.4 million in B2 activity stock at June 30, 2023. The Bank had $309.0 million in B1 membership stock and $3,119.4 million in B2 activity stock at December 31, 2022.

The following table demonstrates the Bank’s compliance with the regulatory capital requirements at June 30, 2023 and December 31, 2022.

	June 30, 2023		December 31, 2022
(dollars in thousands)	Required	Actual	Required	Actual
Regulatory capital requirements:
RBC	$798,416	$5,719,566	$441,078	$4,992,405
Total capital-to-asset ratio	4.0%	5.2%	4.0%	5.2%
Total regulatory capital	4,373,565	5,719,566	3,845,647	4,992,405
Leverage ratio	5.0%	7.9%	5.0%	7.8%
Leverage capital	5,466,957	8,579,348	4,807,058	7,488,607

The Finance Agency has established four capital classifications for the FHLBanks: adequately capitalized, undercapitalized, significantly undercapitalized, and critically undercapitalized. On June 16, 2023, the Bank received final notification from the Finance Agency that it was considered "adequately capitalized" for the quarter ended March 31, 2023. As of the date of this filing, the Bank has not received final notice from the Finance Agency regarding its capital classification for the quarter ended June 30, 2023.

Mandatorily Redeemable Capital Stock. The Bank is a cooperative whose member financial institutions and former members own all of the relevant Bank issued and outstanding capital stock. Shares cannot be purchased or sold except between the Bank and its members at the shares' par value of $100, as mandated by the Bank's Capital Plan.

At June 30, 2023 and December 31, 2022, the Bank had $28.3 million and $27.8 million, respectively, in capital stock subject to mandatory redemption with payment subject to a five-year waiting period and the Bank meeting its minimum regulatory capital requirements. The dividends on mandatorily redeemable capital stock recorded as interest expense were $0.6 million and $1.1 million during the three and six months ended June 30, 2023, respectively, and $0.3 million and $0.6 million during the three and six months ended June 30,2022, respectively.
,
The following table provides the related dollar amounts for activities recorded in mandatorily redeemable capital stock during the six months ended June 30, 2023 and 2022.

	Six months ended June 30,
(in thousands)	2023	2022
Balance, beginning of the period	$27,763	$22,457
Capital stock subject to mandatory redemption reclassified from capital	7,796	—
Redemption/repurchase of mandatorily redeemable stock	(7,249)	(107)
Balance, end of the period	$28,310	$22,350

    As of June 30, 2023, the total mandatorily redeemable capital stock reflected the balance for eight institutions. Four institutions were merged out of district and are considered to be non-members and one relocated and is becoming a member of another FHLBank at which time the membership with the Bank terminated. Three other institutions have notified the Bank of their intention to voluntarily redeem their capital stock and withdraw from membership. These institutions will continue to be members of the Bank until the withdrawal period is completed.

Notes to Unaudited Financial Statements (continued)

The following table shows the amount of mandatorily redeemable capital stock by contractual year of redemption at June 30, 2023 and December 31, 2022.

(in thousands)	June 30, 2023	December 31, 2022
Due in 1 year or less	$20,000	$20,000
Due after 1 year through 2 years	40	—
Due after 2 years through 3 years	—	34
Due after 3 years through 4 years	486	527
Due after 4 years through 5 years	6,263	5,571
Past contractual redemption date due to remaining activity	1,521	1,631
Total	$28,310	$27,763

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

Dividends and Retained Earnings. In accordance with the Joint Capital Enhancement Agreement (JCEA), entered into by the Bank, as amended, the Bank allocates on a quarterly basis 20% of its net income to a separate restricted retained earnings account (RRE) until the account balance equals at least 1% of the Bank's average balance of outstanding consolidated obligations for the current quarter. These RRE are not available to pay dividends and are presented separately from other retained earnings on the Statement of Condition. Additionally, the JCEA provides that amounts in restricted retained earnings in excess of 150% of the Bank’s restricted retained earnings minimum (i.e., one percent of the average balance of outstanding consolidated obligations calculated as of the last day of each calendar quarter) may be released from restricted retained earnings. At June 30, 2023, retained earnings were $1,706.2 million, including $1,147.3 million of unrestricted retained earnings and $558.9 million of RRE.

Dividends paid by the Bank are subject to Board approval and may be paid in either capital stock or cash; historically, the Bank has paid cash dividends only. These dividends are based on stockholders' average balances for the previous quarter. Dividends paid through the second quarter of 2023 and 2022 are presented in the table below.

	Dividend - Annual Yield
	2023		2022
	Membership	Activity	Membership	Activity
February	4.00%	7.95%	1.25%	5.25%
April	5.00%	7.95%	1.25%	5.25%

    In July 2023, the Bank paid a quarterly dividend equal to an annual yield of 5.25% on membership stock and 7.95% on activity stock.

Notes to Unaudited Financial Statements (continued)

The following table summarizes the changes in AOCI for the three and six months ended June 30, 2023 and 2022.

(in thousands)	Net Unrealized Gains(Losses) on AFS	Pension and Post-Retirement Plans	Total
March 31, 2022	$35,615	$(4,681)	$30,934
Other comprehensive income (loss) before reclassification:
Net unrealized gains (losses)	(26,008)	—	(26,008)
Reclassifications from OCI to net income:
Reclassification adjustment for net gains included in net income	(227)	—	(227)
Pension and post-retirement	—	235	235
June 30, 2022	$9,380	$(4,446)	$4,934

March 31, 2023	$(54,800)	$(615)	$(55,415)
Other comprehensive income (loss) before reclassification:
Net unrealized gains (losses)	5,567	—	5,567
Reclassifications from OCI to net income:
Reclassification adjustment for net gains included in net income	(489)	—	(489)
Pension and post-retirement	—	(12)	(12)
June 30, 2023	$(49,722)	$(627)	$(50,349)

December 31, 2021	$115,015	$(4,824)	$110,191
Other comprehensive income (loss) before reclassification:
Net unrealized gains (losses)	(105,408)	—	(105,408)
Reclassifications from OCI to net income:
Reclassification adjustment for net gains included in net income	(227)	—	(227)
Pension and post-retirement	—	378	378
June 30, 2022	$9,380	$(4,446)	$4,934

December 31, 2022	$(65,917)	$(610)	$(66,527)
Other comprehensive income (loss) before reclassification:
Net unrealized gains (losses)	16,684	—	16,684
Reclassifications from OCI to net income:
Reclassification adjustment for net gains included in net income	(489)	—	(489)
Pension and post-retirement	—	(17)	(17)
June 30, 2023	$(49,722)	$(627)	$(50,349)

Notes to Unaudited Financial Statements (continued)
Note 8 – Transactions with Related Parties

The following table includes significant outstanding related party member-activity balances.

(in thousands)	June 30, 2023	December 31, 2022
Advances(1)	$44,792,105	$42,401,975
Letters of credit (2)	18,702,918	16,928,206
MPF loans	218,010	263,795
Deposits	45,860	32,335
Capital stock	2,004,532	1,891,978
Note:
(1) Par balances
(2) Letters of credit are off-balance sheet commitments.

The following table summarizes the effects on the Statements of Income corresponding to the related party member balances above. Amounts related to interest expense on deposits were immaterial for the periods presented.

	Three months ended June 30,		Six months ended June 30,
(in thousands)	2023	2022	2023	2022
Interest income on advances (1)	$663,750	$67,252	$1,223,472	$101,293
Interest income on MPF loans	2,739	3,471	5,587	4,396
Letters of credit fees	4,814	85	11,049	4,603
Note:
(1) Interest income on advances includes contractual interest income and prepayment fees. The effect of derivative activities is not included.

The following table summarizes the effect of the MPF activities with FHLBank of Chicago.

	Three months ended June 30,		Six months ended June 30,
(in thousands)	2023	2022	2023	2022
Servicing fee expense	$940	$893	$1,881	$1,784

(in thousands)	June 30, 2023	December 31, 2022
Interest-bearing deposits maintained with FHLBank of Chicago	$5,268	$5,119

From time to time, the Bank may borrow from or lend to other FHLBanks on a short-term uncollateralized basis. The amount loaned by the Bank to other FHLBanks and repaid was $0 during the three months and $750 million six months ended June 30, 2023 and none during the three and six months ended June 30, 2022. There was no amount borrowed from and repaid to other FHLBanks during the three and six months ended June 30, 2023 and June 30, 2022.

Subject to mutually agreed upon terms, on occasion, an FHLBank may transfer at fair value its primary debt obligations to another FHLBank. During the three and six months ended June 30, 2023 and 2022, there were no transfers of debt between the Bank and another FHLBank.

From time to time, a member of one FHLBank may be acquired by a member of another FHLBank. When such an acquisition occurs, the two FHLBanks may agree to transfer at fair value the loans of the acquired member to the FHLBank of the surviving member. The FHLBanks may also agree to the purchase and sale of any related hedging instrument. The Bank had no such activity during the three and six months ended June 30, 2023 and 2022.

    In the ordinary course of business, the Bank may utilize products and services, provided at normal market rates and terms, from its members to support its operations. Additional discussions regarding related party transactions can be found in Note 13 to the audited financial statements in the Bank's 2022 Form 10-K.

Notes to Unaudited Financial Statements (continued)
Note 9 – Estimated Fair Values

Fair value amounts have been determined by the Bank using available market information and appropriate valuation methods. GAAP defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date (i.e., an exit price). These estimates are based on recent market data and other pertinent information available to the Bank at June 30, 2023 and December 31, 2022. Although the management of the Bank believes that the valuation methods are appropriate and provide a reasonable determination of the fair value of these financial instruments, there are inherent limitations in any valuation technique. Therefore, these fair values are not necessarily equal to the amounts that would be realized in current market transactions, although they do reflect the Bank’s judgment of how a market participant would estimate the fair values.

The carrying value and estimated fair value of the Bank’s financial instruments at June 30, 2023 and December 31, 2022 are presented in the table below.

Fair Value Summary Table
	June 30, 2023
(in thousands)	Carrying Value	Level 1	Level 2	Level 3	Netting Adjustment and Cash Collateral (1)	Estimated Fair Value
Assets:
Cash and due from banks	$16,358	$16,358	$—	$—	$—	$16,358
Interest-bearing deposits	3,034,081	3,034,081	—	—	—	3,034,081
Securities purchased under agreement to resell (2)	2,500,000	—	2,499,988	—	—	2,499,988
Federal funds sold	3,032,000	—	3,031,987	—	—	3,031,987
Trading securities	215,006	—	215,006	—	—	215,006
AFS securities	13,313,220	—	13,178,535	134,685	—	13,313,220
HTM securities	1,139,049	—	1,009,240	45,829	—	1,055,069
Advances	80,579,869	—	80,425,116	—	—	80,425,116
Mortgage loans held for portfolio, net	4,582,684	—	4,047,812	—	—	4,047,812
BOB loans, net	24,076	—	—	24,076	—	24,076
Accrued interest receivable	457,854	—	457,854	—	—	457,854
Derivative assets	408,970	—	198,981	—	209,989	408,970
Liabilities:
Deposits	$692,874	$—	$692,874	$—	$—	$692,874
Discount notes	19,366,736	—	19,358,541	—	—	19,358,541
Bonds	82,525,869	—	81,847,494	—	—	81,847,494
Mandatorily redeemable capital stock(3)	28,310	28,876	—	—	—	28,876
Accrued interest payable(3)	679,179	—	678,612	—	—	678,612
Derivative liabilities	9,197	—	946,994	—	(937,797)	9,197

Notes to Unaudited Financial Statements (continued)

	December 31, 2022
(in thousands)	Carrying Value	Level 1	Level 2	Level 3	Netting Adjustment and Cash Collateral (1)	Estimated Fair Value
Assets:
Cash and due from banks	$13,242	$13,242	$—	$—	$—	$13,242
Interest-bearing deposits	2,471,135	2,471,135	—	—	—	2,471,135
Securities purchased under agreement to resell(2)	3,200,000	—	3,200,137	—	—	3,200,137
Federal funds sold	3,050,000	—	3,050,141	—	—	3,050,141
Trading securities	214,008	—	214,008	—	—	214,008
AFS securities	12,190,560	—	12,048,289	142,271	—	12,190,560
HTM securities	956,471	—	824,230	50,052	—	874,282
Advances	68,856,236	—	68,548,367	—	—	68,548,367
Mortgage loans held for portfolio, net	4,590,888	—	4,039,588	—	—	4,039,588
BOB loans, net	22,998	—	—	22,998	—	22,998
Accrued interest receivable	310,081	—	310,081	—	—	310,081
Derivative assets	228,996	—	60,626	—	168,370	228,996
Liabilities:
Deposits	$553,279	$—	$553,279	$—	$—	$553,279
Discount notes	33,745,478	—	33,739,166	—	—	33,739,166
Bonds	56,471,455	—	55,694,094	—	—	55,694,094
Mandatorily redeemable capital stock(3)	27,763	28,321	—	—	—	28,321
Accrued interest payable(3)	287,539	—	286,981	—	—	286,981
Derivative liabilities	13,438	—	1,009,632	—	(996,194)	13,438
Notes:
(1) Amounts represent the application of the netting requirements that allow the Bank to settle positive and negative positions and also cash collateral held and related interest accrued or placed by the Bank with the same clearing agent and/or counterparties.
(2) Based on the fair value of the related collateral held, the securities purchased under agreements to resell were fully collateralized for the periods presented. There were no offsetting liabilities related to these securities at June 30, 2023 and December 31, 2022. These instruments’ maturity term is overnight.
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

▪SOFR curve: certificates of deposit
▪CO curve: GSE and other U.S. obligations

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

As of June 30, 2023, for substantially all of its MBS, the Bank received a price from all of its vendors and the default price was the final price. Based on the Bank's reviews of the pricing methods including inputs and controls employed by the third-party pricing vendors and the relative lack of dispersion among the vendor prices (or, in those instances in which there were outliers or significant yield variances, the Bank's additional analyses), the Bank believes the final prices are representative of the prices that would have been received if the assets had been sold at the measurement date (i.e., exit prices) and further that the fair value measurements are classified appropriately in the fair value hierarchy. There continues to be unobservable inputs and a lack of significant market activity for private label MBS; therefore, the Bank classified private label MBS as Level 3.

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

    Interest-rate related:
▪Discount rate assumption. SOFR curve for cleared derivatives and SOFR uncleared derivatives. Overnight Index Swap (OIS) curve for all other uncleared derivatives.
▪Forward interest rate assumption (rates projected in order to calculate cash flows through the designated term of the hedge relationship). OIS curve or SOFR curve.
▪Volatility assumption. Market-based expectations of future interest rate volatility implied from current market prices for similar options.

    Mortgage delivery commitments:
▪TBA securities prices. Market-based prices of TBAs are determined by coupon class and expected term until settlement and a pricing adjustment reflective of the secondary mortgage market.

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

Notes to Unaudited Financial Statements (continued)
Fair Value Measurements. The following tables present, for each hierarchy level, the Bank’s assets and liabilities that are measured at fair value on a recurring or non-recurring basis on its Statement of Condition at June 30, 2023 and December 31, 2022. The Bank measures certain mortgage loans held for portfolio at fair value when a charge-off is recognized and subsequently when the fair value of collateral less costs to sell is lower than the carrying amount. Real estate owned is measured using fair value when the assets' fair value less costs to sell is lower than the carrying amount.

	June 30, 2023
(in thousands)	Level 1	Level 2	Level 3	Netting Adjustment and Cash Collateral(1)	Total
Recurring fair value measurements - Assets
Trading securities:
Non MBS:
GSE obligations	$—	$215,006	$—	$—	$215,006
Total trading securities	$—	$215,006	$—	$—	$215,006
AFS securities:
Non MBS:
U.S. Treasury obligations	$—	$3,599,347	$—	$—	$3,599,347
GSE and TVA obligations	—	1,103,794	—	—	1,103,794
State or local agency obligations	—	171,234	—	—	171,234
MBS:
U.S. obligations single-family	—	1,208,763	—	—	1,208,763
GSE single-family	—	1,957,511	—	—	1,957,511
GSE multifamily	—	5,137,886	—	—	5,137,886
Private label	—	—	134,685	—	134,685
Total AFS securities	$—	$13,178,535	$134,685	$—	$13,313,220
Derivative assets:
Interest rate related	$—	$198,977	$—	$209,989	$408,966
Mortgage delivery commitments	—	4	—	—	4
Total derivative assets	$—	$198,981	$—	$209,989	$408,970
Total recurring assets at fair value	$—	$13,592,522	$134,685	$209,989	$13,937,196
Recurring fair value measurements - Liabilities
Derivative liabilities:
Interest rate related	$—	$946,871	$—	$(937,797)	$9,074
Mortgage delivery commitments	—	123	—	—	123
Total recurring liabilities at fair value	$—	$946,994	$—	$(937,797)	$9,197
Non-recurring fair value measurements - Assets
Impaired mortgage loans held for portfolio	$—	$—	$4,233	$—	$4,233
REO	—	—	216	—	216
Total non-recurring assets at fair value	$—	$—	$4,449	$—	$4,449

Notes to Unaudited Financial Statements (continued)

	December 31, 2022
(in thousands)	Level 1	Level 2	Level 3	Netting Adjustment and Cash Collateral(1)	Total
Recurring fair value measurements - Assets
Trading securities:
Non MBS:
GSE obligations	$—	$214,008	$—	$—	$214,008
Total trading securities	$—	$214,008	$—	$—	$214,008
AFS securities:
Non MBS:
U.S. Treasury obligations	$—	$5,232,493	$—	$—	$5,232,493
GSE and TVA obligations	—	1,125,743	—	—	1,125,743
State or local agency obligations	—	170,263	—	—	170,263
MBS:
U.S. obligations single-family	—	482,982	—	—	482,982
GSE single-family	—	1,881,037	—	—	1,881,037
GSE multifamily	—	3,155,771	—	—	3,155,771
Private label	—	—	142,271	—	142,271
Total AFS securities	$—	$12,048,289	$142,271	$—	$12,190,560
Derivative assets:
Interest rate related	$—	$60,616	$—	$168,370	$228,986
Mortgage delivery commitments	—	10	—	—	10
Total derivative assets	$—	$60,626	$—	$168,370	$228,996
Total recurring assets at fair value	$—	$12,322,923	$142,271	$168,370	$12,633,564
Recurring fair value measurements - Liabilities
Derivative liabilities:
Interest rate related	$—	$1,009,591	$—	$(996,194)	$13,397
Mortgage delivery commitments	—	41	—	—	41
Total recurring liabilities at fair value	$—	$1,009,632	$—	$(996,194)	$13,438
Non-recurring fair value measurements - Assets
Impaired mortgage loans held for portfolio	$—	$—	$5,240	$—	$5,240
REO	—	—	403	—	403
Total non-recurring assets at fair value	$—	$—	$5,643	$—	$5,643
Notes:
(1) Amounts represent the application of the netting requirements that allow the Bank to settle positive and negative positions and also cash collateral and related accrued interest held or placed by the Bank with the same clearing agent and/or counterparties.

Notes to Unaudited Financial Statements (continued)
Level 3 Disclosures for all Assets and Liabilities That Are Measured at Fair Value on a Recurring Basis. The following table presents a reconciliation of all assets and liabilities that are measured at fair value on the Statement of Condition using significant unobservable inputs (Level 3) for the six months ended June 30, 2023 and 2022. For instruments carried at fair value, the Bank reviews the fair value hierarchy classifications each quarter. Changes in the observability of the valuation attributes may result in a reclassification of certain financial assets or liabilities. Such reclassifications are reported as transfers in/out at fair value in the quarter in which the changes occur. There were no Level 3 transfers during the first six months of 2023 or 2022.

	AFS Private Label MBS
	Three months ended June 30,		Six months ended June 30,
(in thousands)	2023	2022	2023	2022
Balance, beginning of period	$138,573	$180,497	$142,271	$194,425
Total gains (losses) (realized/unrealized) included in:
(Provision) reversal for credit losses	(394)	(1,249)	(1,474)	(2,655)
Accretion of credit losses in interest income	1,177	2,295	3,279	4,421
Net unrealized gains (losses) on AFS in OCI	(1,657)	(5,897)	(3,802)	(11,154)
Purchases, issuances, sales, and settlements:
Settlements	(3,014)	(13,445)	(5,589)	(22,836)
Balance, end of period	$134,685	$162,201	$134,685	$162,201
Total amount of gains for the periods presented included in earnings attributable to the change in unrealized gains (losses) relating to assets and liabilities still held at June 30	$783	$1,047	$1,805	$1,767
Change in unrealized gains (losses) for the period included in other comprehensive income (loss) for assets held at June 30	$(1,657)	$(5,897)	$(3,802)	$(11,154)

Notes to Unaudited Financial Statements (continued)
Note 10 – Commitments and Contingencies

The following table presents the Bank's various off-balance sheet commitments which are described in detail below.

(in thousands)	June 30, 2023			December 31, 2022
Notional amount	Expiration Date Within One Year	Expiration Date After One Year	Total	Total
Standby letters of credit outstanding (1) (2)	$25,119,198	$—	$25,119,198	$22,126,676
Commitments to fund additional advances and BOB loans	4,166	—	4,166	373
Commitments to purchase mortgage loans	28,001	—	28,001	10,287
Unsettled consolidated obligation discount notes, at par	923,360	—	923,360	15,370
Unsettled consolidated obligation bonds, at par	1,191,000	—	1,191,000	1,080,000
Notes:
(1) Excludes approved requests to issue future standby letters of credit of $258.5 million at June 30, 2023 and $0.0 million at December 31, 2022.
(2) Letters of credit in the amount of $6.9 billion at June 30, 2023 and $2.2 billion at December 31, 2022, have renewal language that permits the letter of credit to be renewed for an additional period with a maximum renewal period of approximately five years.

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

    Unearned fees related to standby letters of credit are recorded in other liabilities and had a balance of $4.6 million at June 30, 2023 and $4.2 million at December 31, 2022. The Bank manages the credit risk of each member on the basis of the member's TCE to the Bank which includes its standby letters of credit. The Bank has established parameters for the review, assessment, monitoring and measurement of credit risk related to these standby letters of credit as described in Note 3 - Advances.

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

The Bank does not have any legally binding or unconditional unused lines of credit for advances at June 30, 2023 or December 31, 2022. However, within the Bank's Rollover (weekly/monthly) advance product, there were conditional lines of credit outstanding of $11.2 billion at June 30, 2023 and $9.6 billion at December 31, 2022.

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

Item 3: Quantitative and Qualitative Disclosures about Market Risk

See the Risk Management section in Part I, Item 2. Management’s Discussion and Analysis in this Form 10-Q.

Item 4: Controls and Procedures

Disclosure Controls and Procedures

Under the supervision and with the participation of the Bank’s management, including the chief executive officer and chief financial officer (principal financial officer), the Bank conducted an evaluation of its disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the 1934 Act). Based on this evaluation, the Bank’s chief executive officer and chief financial officer (principal financial officer) concluded that the Bank’s disclosure controls and procedures were effective as of June 30, 2023.

Management's Report on Internal Control Over Financial Reporting

There have been no changes in internal control over financial reporting that occurred during the second quarter of 2023 that have materially affected, or are reasonably likely to materially affect, the Bank’s internal control over financial reporting.

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

Date: August 8, 2023