Form 10-K
period 2023-12-31
Federal Home Loan Bank of Pittsburgh
filed 2024-03-06
CIK 1330399

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

[☒]ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2023
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

Registrant’s stock is not publicly traded and is only issued to members of the registrant. Such stock is issued and redeemed at par value, $100 per share, subject to certain regulatory and statutory limits. At June 30, 2023, the aggregate par value of the stock held by current and former members of the registrant was approximately $4,013.4 million. There were 38,139,355 shares of common stock outstanding at February 29, 2024.

FEDERAL HOME LOAN BANK OF PITTSBURGH

i.

PART I

Forward-Looking Information

Statements contained in this annual report on Form 10-K, including statements describing the objectives, projections, estimates, or predictions of the future of the Federal Home Loan Bank of Pittsburgh (the Bank or FHLBank), may be “forward-looking statements.” These statements may use forward-looking terms, such as “anticipate,” “believe,” “could,” “estimate,” “expect,” “intend,” “may,” “should,” “will,” “likely,” or their negatives or other variations on these terms. The Bank cautions that, by their nature, forward-looking statements involve risk or uncertainty and that actual results could differ materially from those expressed or implied in these forward-looking statements or could affect the extent to which a particular objective, projection, estimate, or prediction is realized. These forward-looking statements involve risks and uncertainties including, but not limited to, the following: economic and market conditions, including, but not limited to, real estate, credit and mortgage markets; volatility of market prices, rates, and indices related to financial instruments, including, but not limited to, investments and contracts; the occurrence of man-made or natural disasters, endemics, global pandemics, climate change, conflicts or terrorist attacks or other geopolitical events, such as ongoing hostilities between Russia and Ukraine and in the Middle East; political events, including legislative, regulatory, litigation, or judicial events or actions, including those relating to environmental, social, and governance matters, or other developments that affect the Bank, its members, counterparties, or investors in the consolidated obligations of the Federal Home Loan Banks (FHLBanks), such as any government-sponsored enterprise (GSE) reforms, any changes resulting from the Federal Housing Finance Agency’s (Finance Agency) review and analysis of the Federal Home Loan Bank System (FHLBank System), including recommendations published in its “FHLBank System at 100: Focusing on the Future” report, changes in the Federal Home Loan Bank Act of 1932, as amended (FHLBank Act), changes in applicable sections of the Federal Housing Enterprises Financial Safety and Soundness Act of 1992, or changes in other statutes or regulations applicable to the FHLBanks; risks related to mortgage-backed securities (MBS); changes in the assumptions used to estimate credit losses; changes in the Bank’s capital structure; changes in the Bank’s capital requirements; changes in expectations regarding the Bank’s payment of dividends; membership changes; changes in the demand by Bank members for Bank advances; an increase in advance prepayments; competitive forces, including the availability of other sources of funding for Bank members; changes in investor demand for consolidated obligations and/or the terms of interest rate exchange agreements and similar agreements; disruptions in the capital markets; changes in the FHLBank System’s debt rating or the Bank’s rating; the ability of the Bank to introduce new products and services to meet market demand and to manage successfully the risks associated with new products and services; the ability of each of the other FHLBanks to repay the principal and interest on consolidated obligations for which it is the primary obligor and with respect to which the Bank has joint and several liability; applicable Bank policy requirements for retained earnings and the ratio of the market value of equity to par value of capital stock; the Bank’s ability to maintain adequate capital levels (including meeting applicable regulatory capital requirements); business and capital plan adjustments and amendments; technology and cybersecurity risks (including cybersecurity risk driven by Artificial Intelligence (AI); and timing and volume of market activity. Readers of this report should not rely solely on the forward-looking statements and should consider all risks and uncertainties addressed throughout this report, as well as those discussed under Item 1A. Risk Factors. Information on the Bank's website referred to in this Form 10-K is not incorporated in, or a part of, this Form 10-K. Forward-looking statements in this Form 10-K should not be relied on as representing the Bank’s expectations or assumptions as of any time subsequent to the time this Form 10-K is filed with the Securities and Exchange Commission. Forward looking statements speak only as of the date made and the Bank has no obligation, and does not undertake publicly, to update or revise any forward-looking statement for any reason.

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

General

    History. The Bank is one of 11 FHLBanks. The FHLBanks operate as separate entities with their own management, employees and board of directors. The 11 FHLBanks, along with the Office of Finance (OF - the FHLBanks’ fiscal agent) comprise the FHLBank System. The FHLBanks were organized under the authority of the Federal Home Loan Bank Act of 1932, as amended (the Act). The FHLBanks are commonly referred to as GSEs, which generally means they are a combination of private capital and public sponsorship. The public sponsorship attributes include:

•being exempt from federal, state and local taxation, except real estate taxes;
•being exempt from registration under the Securities Act of 1933 (the 1933 Act), although the FHLBanks are required by Finance Agency regulation and the Housing and Economic Recovery Act of 2008 (the Housing Act or HERA) to register a class of their equity securities under the Securities Exchange Act of 1934 (the 1934 Act); and
•having a line of credit with the U.S. Treasury. This line represents the U.S. Treasury’s authority to purchase consolidated obligations in an amount up to $4 billion.

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

Mission. The Bank assures the flow of credit to its member financial institutions – commercial and savings banks, community development financial institutions, credit unions and insurance companies – in Delaware, Pennsylvania and West Virginia, to support housing finance and community lending. The Bank also provides related services that enhance members’ businesses and vitalize their communities.

Members access funding through the Bank’s two primary credit products: 1) advances secured by residential mortgages and other types of high-quality collateral, and 2) through the sale of residential mortgage loans, originated by or through eligible member institutions, to the Bank. The Bank funds these credit products through the issuance of debt to the public (consolidated obligation bonds and discount notes) in the capital markets through the Office of Finance. The U.S. government does not guarantee the debt securities or other obligations of the Bank or the FHLBank System.

The Bank also offers member institutions other credit and noncredit products and services which include affordable housing grants, banking services, letters of credit, securities safekeeping, and other community investment products.

As one of 11 Federal Home Loan Banks established by Congress, the Bank has been an integral and reliable part of the financial system since 1932.

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

Nonmember Borrowers. In addition to member institutions, the Bank is permitted under the Act to make advances to nonmember housing associates that are approved mortgagees under Title II of the National Housing Act. These eligible housing associates must be chartered under law, be subject to inspection and supervision by a governmental agency, and lend their own funds as their principal activity in the mortgage field. The Bank must approve each applicant. Housing associates are not subject to certain provisions of the Act that are applicable to members, such as the capital stock purchase requirements. However, they are generally subject to more restrictive lending and collateral requirements than those applicable to members. As of December 31, 2023, the Bank maintains relationships with three approved state housing finance agencies (HFAs); one in each of the states that comprise the Bank’s district.

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

The Bank and OF are supervised and regulated by the Finance Agency, which is an independent agency in the executive branch of the United States government. The Finance Agency’s stated mission is to ensure the housing GSEs fulfill their mission by operating in a safe and sound manner to serve as a reliable source of liquidity and funding for housing finance and community investment throughout the economic cycle. The Finance Agency establishes regulations, issues advisory bulletins (ABs), and otherwise supervises Bank operations primarily via periodic examinations. The Government Corporation Control Act provides that, before a government corporation issues and offers obligations to the public, the Secretary of the U.S. Treasury has the authority to prescribe the form, denomination, maturity, interest rate, and conditions of the obligations; the way and time issued; and the selling price. The U.S. Treasury receives the Finance Agency’s annual report to Congress and other reports on operations. The Bank is also subject to regulation by the Securities and Exchange Commission (SEC) as a registrant under the 1934 Act.

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

The following table summarizes the advance products offered by the Bank as of December 31, 2023.

Product	Description	Maturity
Rollover
Advances are overnight, and until paid off are renewed automatically every day subject to approval by the Bank. Interest rates are set daily. Interest can be paid on a weekly or monthly basis. This product is not a committed line of credit.
Overnight
Fixed	Advances available with amortizing and non-amortizing structures. For non-amortizing advances, principal and interest are paid at maturity for advances up to and including 89 days and interest is paid quarterly on advances with terms greater than 89 days. For amortizing advances, principal and interest are paid monthly, with the outstanding balance due at maturity.	1 day to 30 years (for amortizing advances – 1 year to 30 years)
Floating	Advances that have interest rates that reset periodically to a specified interest rate index (e.g., SOFR). Principal is paid at maturity and interest is paid quarterly. Interest terms are set on the trade date of the advance.	3 months to 30 years
Returnable	Fixed-rate and floating-rate advances that may be repaid without a prepayment fee on certain predetermined dates at the member’s option. Principal is paid at maturity and interest is paid either monthly or quarterly depending on the type of advance.	2 months to 30 years (for SOFR-based Returnable advances – 4 months to 10 years)

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

The Bank also performs periodic collateral reviews of its members to confirm the amounts and quality of the eligible collateral pledged for the members’ obligations to the Bank. For certain pledged residential and commercial mortgage loan collateral, as well as delivered and Bank-controlled securities, the Bank employs outside service providers to assist in determining market values. In addition, the Bank has developed and maintains an Internal Credit Rating (ICR) system that assigns each member a numerical credit rating on a scale of one to ten, with one being the best rating. Credit availability and term guidelines are primarily based on a member’s ICR and MBC usage. Using a risk-based approach, the Bank considers the payment status, collateral types and concentration levels, and borrower’s financial condition to be indicators of credit quality. The Bank’s assessment of a member’s financial condition may require certain risk mitigation actions, including reduced advance tenor and change in availability of certain credit products. The Bank reserves the right, at its discretion, to refuse certain collateral or to adjust collateral weightings. In addition, the Bank can require additional or substitute collateral while any obligations of a member to the Bank remain outstanding to protect the Bank’s security interest and ensure that it remains fully secured at all times.

See the Credit and Counterparty Risk - TCE and Collateral discussion in Risk Management in Item 7. Management’s Discussion and Analysis in this Form 10-K for further information on collateral policies and practices and details of eligible collateral, including amounts and percentages of eligible collateral securing members’ obligations to the Bank as of December 31, 2023.

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

The Bank also accepts FHLBank cash deposits as eligible collateral. In addition, member CFIs may pledge a broader array of collateral to the Bank, including secured small business, small farm, small agri-business and community development loans. The Housing Act defines member CFIs as Federal Deposit Insurance Corporation (FDIC)-insured institutions with no more than $1.4 billion (the limit during 2023) in average assets over the past three years. This limit may be adjusted by the Finance Agency based on changes in the Consumer Price Index. The determination to accept such collateral is at the discretion of the Bank and is made on a case-by-case basis. Advances to CFIs are also collateralized by sufficient levels of non-CFI collateral. See the Credit and Counterparty Risk - TCE and Collateral discussion in Risk Management in Item 7. Management’s Discussion and Analysis in this Form 10-K for the percentage of each type of collateral held by the Bank at December 31, 2023.

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

The various types of eligible collateral and related lending values as of December 31, 2023 are summarized below. The weightings are analyzed on at least a semi-annual basis and adjusted as necessary. At the discretion of the Bank, on a case-by-case basis, the collateral weighting on loan categories may be increased (up to a maximum of 85%) upon completion of specific market valuation of such collateral and authorization from the Bank’s Membership and Credit Committee.

Securities Collateral	Lending Values as a Percentage of Market Value	Lending Values as a Percentage of Market Value (members w/o preferable stay)(3)
Deposits held by the Bank and pledged to, and under the sole control of, the Bank	100%	100%
U.S. Treasury securities; U.S. Agency securities, including securities of FNMA, FHLMC, FFCB, NCUA, SBA, USDA and FDIC notes; FHLBank consolidated obligations; REFCorp Bonds (1)

less than 10 years	97%	92%
10 years or greater	94%	75%
MBS, including collateralized mortgage obligations (CMO) issued or guaranteed by GNMA, FHLMC, and FNMA (1)	95%	88%
Seasoned Credit Risk Transfers, Seasoned Loan Structured Transactions, Multifamily K Certificates and Home Equity Conversion Mortgage bonds issued or guaranteed by GNMA, FHLMC or FNMA	90%	0%
U.S. Treasury STRIPs
less than 10 years	97%	90%
10 years or greater	90%	65%
Non-agency residential MBS, including CMOs, representing a whole interest in such mortgages.	AAA 85%	AAA 70%
	AA 75%	AA 55%
	A 70%	A 50%
Commercial mortgage-backed securities (CMBS)	AAA 85%	AAA 75%
	AA 75%	AA 50%
	A 70%	A 40%
Securities issued by a state or local government or its agencies, or authorities or instrumentalities in the United States (municipals) with a real estate nexus.	AAA 92%	AAA 89%
	AA 90%	AA 87%
	A 88%	A 85%

Loan Collateral	Lending Values
	Percent of Unpaid Principal Balance		Percent of Market Value
	QCR Filer or Full Collateral Delivery ( Policy Reasons)	Full Collateral Delivery (Credit Reasons)	Market Valuation Program
Federal Housing Administration (FHA), Department of Veterans Affairs (VA) and Conventional whole, fully disbursed, first mortgage loans secured by 1-to-4 family residences (Note: Includes first lien HELOCs for listing members only)	72%	62%	82%
Nontraditional mortgage loans and loans with unknown FICO (2) scores	70%	60%	80%
Conventional and FHA whole, fully-disbursed mortgage loans secured by multifamily properties	75%	65%	85%
Farmland loans	70%	60%	N/A
Commercial real estate loans (owner & non-owner occupied)	70%	60%	80%
Low FICO score loans with mitigating factors as defined by the Bank	60%	50%	75%
Conventional, fully disbursed, second-mortgage loans secured by 1-to-4 family residences. Both term loans and HELOCs	60%	50%
CFI Collateral	60%	50%	N/A
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
3) Represents the lending value for insurance company members that lack legislation to protect the Bank from liquidation delays.

During 2023, the Bank implemented certain changes to its collateral policies and practices. See the Credit and Counterparty Risk - TCE and Collateral discussion in Risk Management in Item 7. Management’s Discussion and Analysis in this Form 10-K for details regarding these changes.

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

The Bank further enhances income by acquiring securities issued by GSEs, state and local government agencies, and MBS. The Bank's private label MBS portfolio continues to run off; no private label MBS have been purchased since 2007.

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

Finance Agency regulations further limit the Bank’s investment in MBS. These regulations require that the total book value of MBS owned by the Bank not exceed 300% of the Bank’s previous month-end regulatory capital on the day of purchase of additional MBS. In addition, the Bank is prohibited from purchasing:

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

PFI. Members and eligible housing associates must apply to become a PFI. The Bank reviews their eligibility including servicing qualifications and ability to supply documents, data and reports required to be delivered under the MPF Program. As of December 31, 2023, the Bank had 119 members as approved participants in the MPF Program.

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

MPF Xtra. MPF Xtra allows PFIs to sell residential, conforming, fixed-rate mortgages to FHLBank of Chicago, which concurrently sells them to Fannie Mae on a nonrecourse basis. MPF Xtra does not have the CE structure of the traditional MPF Program. Additionally, because these loans are sold from the PFI to FHLBank of Chicago to Fannie Mae, they are not reported on the Bank’s Statements of Condition. With the MPF Xtra product, there is no credit obligation assumed by the PFI or the Bank and no CE fees are paid. PFIs which have completed all required documentation and training are eligible to offer the product. As of December 31, 2023, 32 PFIs were eligible to offer the product. The Bank receives a nominal fee for facilitating these MPF Xtra transactions.

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

Debt Financing — Consolidated Obligations

The primary source of funds for the Bank is the issuance of debt securities, known as consolidated obligations, which are then sold by dealers to investors. These consolidated obligations are issued as both bonds and discount notes, depending on maturity. Consolidated obligations are the joint and several obligations of the 11 FHLBanks. Consolidated obligations are not obligations of the U.S. government, and the U.S. government does not guarantee them. Moody’s has rated consolidated obligations Aaa with a negative outlook/P-1, and S&P has rated them AA+ with stable outlook/A-1+. The following table presents the total par value of the consolidated obligations of the Bank and the FHLBank System at December 31, 2023 and 2022.

(in millions)	December 31, 2023	December 31, 2022
Consolidated obligation bonds	$91,405.7	$57,515.3
Consolidated obligation discount notes	13,806.1	34,007.1
Total Bank consolidated obligations	105,211.8	91,522.4
Total FHLBank System combined consolidated obligations	$1,204,316.0	$1,181,742.5

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

Bank capital stock is not publicly traded; it may be issued, redeemed and repurchased at its stated par value of $100 per share. Under the Capital Plan, capital stock is redeemed upon five years’ notice, subject to certain conditions. In addition, the Bank has the discretion to repurchase excess stock from members. The Bank's current practice is to repurchase excess capital stock on a weekly basis.

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

As of December 31, 2023, the balance in retained earnings was $1,831.7 million, of which $615.4 million was deemed restricted. Refer to the Capital Resources section and the Risk Governance discussion in Risk Management, both in Item 7. Management’s Discussion and Analysis in this Form 10-K for additional discussion of the Bank’s capital-related metrics, retained earnings, dividend payments, capital levels and regulatory capital requirements. For further information on restricted retained earnings see Note 11 - Capital to the audited financial statements in Item 8. Financial Statements and Supplementary Data in this Form 10-K.

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

The Finance Agency regulates the Bank’s use of derivatives. The regulations prohibit the trading in or speculative use of these instruments and limit credit risk arising from these instruments. All derivatives are recorded in the Statements of Condition at fair value. See Note 7- Derivatives and Hedging Activities to the audited financial statements in Item 8. Financial Statements and Supplementary Data in this Form 10-K for additional information.

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

Major Customers

PNC Bank, N.A. and Ally Bank had advance balances in excess of 10% of the Bank’s total advances as of December 31, 2023. See further discussion in Item 1A. Risk Factors and the Credit and Counterparty Risk - TCE and Collateral discussion in the Risk Management section in Item 7. Management’s Discussion and Analysis, both in this Form 10-K.

Human Capital Resources

The Bank’s human capital is a significant contributor to the success of the Bank’s strategic business objectives. In managing the Bank’s human capital, the Bank focuses on its workforce profile and the various programs and philosophies described below.

Workforce Profile. The Bank’s workforce is primarily comprised of corporate employees, with the Bank’s principal operations in one location. As of December 31, 2023, the Bank had 249 full-time and 2 part-time employees. As of December 31, 2023, the Bank’s workforce is approximately 40% female and 60% male; 78% non-minority and 22% racial or ethnic minority. The Bank’s workforce includes a number of longer-tenured employees. The Bank strives to both develop talent from within the organization and supplement with external hires. As part of the Bank’s culture of continuous improvement, development of talent internally results in institutional strength and continuity and promotes loyalty and commitment in the Bank’s employee base, which furthers its success, while adding new employees contributes to new ideas, continuous improvement and the Bank’s goals of a diverse and inclusive workforce. As of December 31, 2023, the average tenure of the Bank’s employees was 9.4 years. There are no collective bargaining agreements with the Bank’s employees.

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

The Bank currently maintains a “hybrid” working environment and is committed to the health, safety, and wellness of its employees. The Bank has safety protocols and procedures in place so that in the event of a health or safety incident, could shift to a full remote posture.

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

The Bank offers a range of opportunities for its employees to connect, and grow personally and professionally through its diversity, equity and inclusion committee, inclusion and supplier diversity advisory councils and employee resource groups. The Bank supports five employee resource groups that are open to all and allow opportunities for broad engagement and leadership, including groups focused on women, multi-ethnic and Black employees, the LGBTQ+ community and a group focused on raising broad awareness through reading.

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

The Bank also makes the Annual Reports filed on Form 10-K, Quarterly Reports filed on Form 10-Q, certain Current Reports filed on Form 8-K, and amendments to those reports filed with or furnished to the SEC pursuant to Section 13(a) or 15(d) of the 1934 Act available free of charge on or through its internet website as soon as reasonably practicable after such material is filed with or furnished to the SEC. The Bank’s internet website address is www.fhlb-pgh.com. The Bank filed the certifications of the President and Chief Executive Officer and Chief Financial Officer (principal financial officer) pursuant to Sections 302 and 906 of the Sarbanes-Oxley Act of 2002 with respect to the Bank’s 2023 Annual Report on Form 10-K as exhibits to this Report.

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

The FHLBanks’ business operations, funding costs, rights, obligations and the environment in which FHLBanks carry out their liquidity mission continue to be impacted by evolving regulations. In 2023, the Finance Agency completed a comprehensive review and analysis of the FHLBanks as discussed below. Congress also may continue to consider GSE or FHLBank reform legislation, which could have a material effect on the Bank including debt issuance, financial condition and results of operations. Increased regulatory and legislative attention on the possibility of requiring the FHLBanks by statute to set aside higher percentages of their earnings for their affordable housing and community investment programs than is currently required by law could lead to increased contributions to the Bank’s AHP, resulting in higher expenses for the Bank, which would result in less net income being available for other purposes. In addition, future legislative changes to the Act or the Housing and Economic Recovery Act (HERA) may affect the Bank’s business, risk profile, results of operations and financial condition. In the past, there have been legislative efforts and discussions regarding eligibility of certain entities, including non-banks, to become members of the FHLBank System. Changes to membership eligibility criteria could materially impact the Bank’s risk profile, financial condition and results of operations.

The FHLBanks are also governed by regulations as adopted by the Finance Agency pursuant to their authority under federal laws. The Finance Agency’s extensive statutory and regulatory authority over the FHLBanks includes, without limitation, the authority to liquidate, merge or consolidate FHLBanks, to redistrict or adjust equities among the FHLBanks, and to impose limits on permissible FHLBank products and activities within the terms set forth in applicable statutes establishing the scope of the Finance Agency’s authority. Additionally, the Finance Agency’s Office of Fair Lending Oversight (OFLO) has authority over the FHLBanks concerning fair, equitable and nondiscriminatory access to credit and housing and policy-related oversight, including with respect to fair lending. The Bank cannot predict if or how the Finance Agency, including OFLO, could exercise such authority with respect to any FHLBank or the potential impact of such action on the Bank’s business and operations or on members’ investment in or activity with the Bank.

Following a comprehensive review that began in the fall of 2022, the Finance Agency issued the “FHLBank System at 100: Focusing on the Future” report on November 7, 2023, presenting its review and analysis of the FHLBank System and the actions and recommendations that it plans to pursue over a multi-year effort, in service of its vision for the FHLBank System. The report focused on four broad themes: (1) the mission of the FHLBank System; (2) the FHLBank System as a stable and reliable source of liquidity; (3) housing and community development; and (4) FHLBank System operational efficiency, structure, and governance. Many of the recommendations from the report may be implemented by the Finance Agency through ongoing supervision, guidance, or rulemaking within its existing statutory authority, while other recommendations may require legislative action or further study.

The Bank is not able to predict what actions will ultimately result from the Finance Agency’s recommendations, the timing of any actions, the extent of any changes to the Bank or the FHLBank System, or the ultimate effect on the Bank or the FHLBank System in the future. Potential changes resulting from the Finance Agency’s recommendations (including changes relating to the FHLBanks’ mission, liquidity role, membership and lending requirements, affordable housing contributions and support for community investment, or operations, structure, and governance) could increase the Bank’s operational costs and expenses, result in heightened scrutiny of the FHLBanks and their mission and activities, and impact the Bank’s business, which may affect the Bank’s financial condition, or results of operations, or the value of membership in the FHLBanks. The extent to which the report ultimately results in changes to regulatory requirements or supervisory expectations that impact or limit the use of the Bank’s advances by members or the Bank’s ability to lend to members may have a significant negative impact on the Bank’s financial condition or results of operations.

For more details on this Finance Agency report, see Part II. Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Legislative and Regulatory Developments – Finance Agency’s Review and Analysis of the Federal Home Loan Bank System.

The Bank cannot predict new or changes in legislative or regulatory requirements or guidance or the effect of any new legislation or regulations on the Bank’s operations. The impact of any of the above items could materially and negatively affect, and impose additional controls and restrictions on, the activities of the Bank. Regulatory requirements on the Bank’s members, such as recently proposed rulemakings around capital and long-term debt applicable to certain large banking organizations, may affect their capacity and demand for Bank products and, as a result, impact the Bank’s operations and financial condition. Changes in Finance Agency regulations and other Finance Agency regulatory actions could result in, among other things, changes in the Bank’s capital composition, an increase in the Bank’s cost of funding, ability to accept certain types of collateral, a change in permissible business activities, a decrease in the size, scope or nature of the Bank’s lending, investment or mortgage purchase program activities, or a decrease in demand for the Bank’s products and services, which could negatively affect its financial condition and results of operations and members’ investment in the Bank.

Global or domestic financial market disruptions or geopolitical conditions could result in uncertainty and unpredictability for the Bank in managing its business.

The Bank’s business, earnings and risk profile are affected by international, domestic and district-specific business, economic and geopolitical conditions and disruptions, including for example, U.S. government shutdowns or downgrade of the U.S. government credit rating. These conditions and resulting potential market disruptions, which may also affect counterparty and members’ business, include real estate values, residential mortgage originations, short-term and long-term interest rates, inflation and inflation expectations, recession or recessionary expectations, unemployment levels, money supply, fluctuations in both debt and equity markets, the strength of the U.S. dollar against other currencies and of the foreign, domestic and local economies in which the Bank operates. Geopolitical instability or conflicts, such as ongoing hostilities between Russia and Ukraine and in the Middle East, may result in trade disruptions, sanctions or other market volatility which could adversely affect the Bank or its members. For example, supply chain disruptions resulting from such hostilities may have a contributory impact on inflation and inflation expectations, and resulting supply issues and financial stresses may affect the Bank’s business decisions or those of its members and may impact the Bank’s results of operations. Widespread health emergencies or pandemics could also adversely affect the Bank’s results of operations or financial condition by negatively impacting the economic environment and/or global markets, which may result in decreased demand for the Bank’s products and services.

The loss of significant Bank members or borrowers may have a negative impact on the Bank’s advances, letters of credit and capital stock outstanding and could result in lower demand for its products and services, lower dividends paid to members and higher borrowing costs for remaining members, all of which may affect the Bank’s results of operations and financial condition.

One or more significant Bank members could decrease their business activities with the Bank, move their business to another FHLBank district, merge into a nonmember, withdraw their membership or fail which could lead to a significant decrease in the Bank’s total assets. At December 31, 2023, the Bank’s five largest customers accounted for 76.8% of its total credit exposure (TCE) and owned 72.9% of its outstanding capital stock. Of these, two members had an outstanding advance balance in excess of 10% of the total advance portfolio. Further, one member had outstanding letters of credit in excess of 10% of total letters of credit. If any of the Bank’s members with 10% or more of TCE paid off their outstanding advances, reduced their letter of credit activity with the Bank or, if applicable, withdrew from membership, the Bank could experience a material adverse effect on its outstanding advance levels and TCE, which would impact the Bank’s financial condition and results of operations.

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

The Bank’s letters of credit can be used to support certain obligations of its members. Alternatively, members may choose to use certain investment securities as support for these obligations. If market interest rates for investment securities continue to become more attractive and members increase their holdings of such securities, the Bank may experience a decline in member demand for letters of credit.

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

In addition, because the volume of conventional, conforming fixed-rate mortgages fluctuates depending on the level of interest rates, and with the continued increases in interest rates in 2023, the demand for MPF Program products remained compressed. This competition for the reduced amount of mortgage loans available for the Bank to purchase may reduce net income from the Bank’s MPF Program. Further increases in interest rates in 2024 would likely result in continued elevated levels of competition for the purchase of mortgage loans, which could negatively affect the MPF Program’s financial performance and, in turn, the Bank’s financial condition and results of operations.

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

Policy and regulatory environments relating to ESG matters, as well as market, regulator, policy-maker and other stakeholder expectations regarding FHLBank lending, the use of FHLBank funding by members and other FHLBank System activities are evolving and may result in additional responsibilities or costs for the Bank, such as additional compliance requirements or limitations, operational or technological changes and increased disclosures. Additionally, the Bank anticipates that the SEC will likely issue final rules relating to climate disclosures during 2024. Broader responses to ESG factors may create transition risks for the Bank. Policy, regulatory and market conditions may drive adaptation and mitigation actions, the costs of which may ultimately negatively impact the Bank’s lending business.

Natural disasters, including those resulting from climate change, could adversely affect the business, results of operations, financial condition or reputation of the Bank, its members or counterparties.

Climate change may cause or intensify natural disasters, which could disrupt the business or damage the facilities of the Bank or its members, increase lending losses at its members, damage or destroy collateral that members have pledged to secure advances or mortgages that the Bank holds for its portfolio, and which could cause the Bank to experience losses or be exposed to a greater risk that pledged collateral would be inadequate in the event of a default. Furthermore, increased costs associated with climate mitigation measures, changes in tenant preferences and potential damage to or destruction of housing units due to natural disasters or other climate-related events have the potential to impact community investment products by shortening the useful life of an affordable housing unit or by increasing the probability of default on a loan.

CREDIT RISK

The Bank is subject to credit risk due to default, including failure or ongoing instability of any of the Bank’s member, derivative, money market or other counterparties, which could adversely affect the Bank’s results of operations or financial condition.

The Bank faces credit risk on advances, mortgage loans, investment securities, money market investments, derivatives, certificates of deposit, and other financial instruments. Current economic conditions affecting members and their customers, such as inflation, elevated interest rates, evolving and more complex member activities (e.g., cryptocurrency) and various other factors may be contributing to higher credit risk profiles that could lead to asset liability management challenges or potentially increased risk of loss at certain member institutions. A member failure without liquidation proceeds satisfying the amount of the failed institution’s obligations and the operational cost of liquidating the collateral could impact the Bank’s ability to issue debt.

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

Member institution failures may reduce the number of current and potential members in the Bank’s district. The resulting loss of business could negatively impact the Bank’s financial condition and results of operations. During an economic downturn or period of significant economic and financial disruption and uncertainty, the number of Bank members exhibiting significant financial stress may increase, which may expose the Bank to additional member credit risk. Changes in market perception of the financial strength of a financial institution can occur very rapidly and can be difficult to predict, as reflected in the failures of several banks in March 2023, although none were members of the Bank. Additionally, if a Bank member fails and the FDIC or the member (or another applicable entity) does not either (1) promptly repay all of the failed institution’s obligations to the Bank or (2) assume the outstanding advances, the Bank may be required to liquidate the collateral pledged by the failed institution to satisfy its obligations to the Bank. If that were the case, the proceeds realized from the liquidation of pledged collateral may not be sufficient to fully satisfy the amount of the failed institution’s obligations and the operational cost of liquidating the collateral. In addition, a default by a member with significant unsecured obligations to the Bank could result in significant losses, which would adversely affect the financial condition, results of operations and reputation of the Bank.

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

The Bank participates in the MPF Program with FHLBank of Chicago as MPF provider. The Bank maintains portfolio-level limits and thresholds to monitor and control certain MPF portfolio characteristics including, but not limited to, geographic concentrations, aggregate portfolio size and pricing attributes. In addition, the Bank limits certain production levels for non-primary residences and exposures from any single Participating Financial Institution (PFI). During 2023, 31.8% of the mortgage loans purchased by the Bank were from one PFI. This PFI also represented 38.9% of the total outstanding portfolio on December 31, 2023. If this PFI withdrew from or reduced its participation in the Bank’s MPF Program, the Bank could experience a material adverse effect on its MPF portfolio, which would impact the Bank’s financial condition and results of operations.

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

For a description of the MPF Program, the obligations of the Bank with respect to loan losses and a PFI’s obligation to provide credit enhancement, see the Mortgage Partnership Finance Program discussion in Item 1. Business, and Item 7. Management’s Discussion and Analysis in this Form 10-K. See additional details regarding Supplemental Mortgage Insurance (SMI) exposure in the Credit and Counterparty Risk - Mortgage Loans and Derivatives discussion in Risk Management in Item 7. Management’s Discussion and Analysis in this Form 10-K.

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

The Bank is subject to various market risks, including interest rate risk and prepayment risk. The Bank realizes income primarily from the spread between interest earned on advances, MPF loans and investment securities and interest paid on debt and other liabilities. The Bank’s financial performance is affected by fiscal and monetary policies of the Federal government and its agencies, particularly the policies of the Federal Reserve. The Federal Reserve’s policies, which are difficult to predict, directly and indirectly influence the yield on the Bank's interest-earning assets and the cost of interest-bearing liabilities. The Federal Reserve significantly raised the target range for the federal funds rate during 2022 and further in 2023, and there is uncertainty regarding the size and timing of potential rate changes. The frequency and magnitude of interest rate changes affect market movements that can accentuate challenges of managing interest rate risk, as discussed below. Although the Bank uses various methods and procedures to monitor and manage exposures due to changes in interest rates, the Bank will experience instances when the timing of the re-pricing of interest-bearing liabilities does not coincide with the timing of re-pricing of interest-earning assets, or when the timing of the maturity or paydown of interest-bearing liabilities does not coincide with the timing of the maturity or paydown of the interest-earning assets. The Bank’s profitability and the market value of its equity are significantly affected by its ability to manage interest rate risk.

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

The Bank uses a number of measures and analyses to monitor and manage interest rate risk. Given the unpredictability of the financial markets, capturing all potential outcomes in these analyses is not practical. Key assumptions include, but are not limited to, advance volumes and pricing, market conditions for the Bank’s consolidated obligations, interest rate spreads and prepayment speeds and cash flows on mortgage-related assets. Although trends in 2023 and early 2024 suggest rates may begin to decrease in the future, these assumptions are inherently uncertain and, as a result, the measures cannot precisely predict the impact of higher or lower interest rates on net interest income or the market value of equity. Actual results will differ from simulated results due to the timing, magnitude and frequency of interest rate changes and changes in market conditions and management strategies, among other factors.

With respect to the Bank’s MBS and MPF portfolios, elevated interest rates continued to compress prepayments in 2023 and, as a result, extended mortgage cash flows. If the debt funding the mortgage assets matures, it could be re-issued at a higher rate and decrease the Bank’s net interest income. Decreases in interest rates may cause an increase in mortgage prepayments and may result in increased premium amortization expense and substandard performance in the Bank’s mortgage portfolio as the Bank experiences a return of principal that it must re-invest in a lower rate environment, adversely affecting net interest income over time, if associated debt remains outstanding (i.e., debt overhang). See additional discussion in Risk Management in Item 7. Management’s Discussion and Analysis in this Form 10-K.

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

The ability to obtain funds through the sale of consolidated obligations depends in part on conditions in the capital markets, particularly the short-term capital markets. Accordingly, the Bank may be unable to obtain funding rapidly and on acceptable terms (interest rate risk), if at all (refunding risk). If the Bank cannot access funding when needed, its ability to support and continue its operations, including providing term funding to members, would be adversely affected, which would negatively affect its financial condition and results of operations. Geopolitical instability or conflicts, such as ongoing hostilities between Russia and Ukraine and in the Middle East, may result in trade disruptions, sanctions, or other market volatility which could adversely affect funding costs or market access. The Bank’s exposure to interest rate risk and refunding risk may be impacted by the asset/liability maturity profile of the Bank. See the Liquidity and Funding discussion in Risk Management in Item 7. Management’s Discussion and Analysis in this Form 10-K for additional information.

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

FHLBank System consolidated obligation bonds have been assigned Aaa/negative outlook and AA+/stable outlook ratings by Moody’s and S&P, respectively. Consolidated obligation discount notes have been assigned a P-1 and A-1+ rating by Moody’s and S&P, respectively. These ratings reflect an opinion that the FHLBanks have a strong capacity to meet their commitments to pay principal of and interest on consolidated obligations and that the consolidated obligations are judged to be of high quality with minimal credit risk. The ratings also reflect the FHLBanks’ status as GSEs.

It is possible that the credit rating of an FHLBank, another GSE or the U.S. government could be lowered by at least one Nationally Recognized Statistical Rating Organization (NRSRO). In November 2023, Moody’s changed the outlook on the ratings of the United States to negative from stable, which also caused the respective rating agencies to take similar ratings actions with respect to the FHLBanks, to the extent they were rated by these rating agencies. Further such downgrades could negatively impact the Bank’s reputation, cost of funding and product demand.

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

Cyber threats include computer viruses, malicious or destructive code, phishing attacks, brute force attacks, ransomware attacks, denial of service or information or other security breaches. They could result in the unauthorized release, gathering, monitoring, misuse, loss or destruction of confidential, proprietary and other information of the Bank, its employees, its members or other third parties, or otherwise materially disrupt the Bank’s or its members’ or other third parties’ network access, business operations or ability to provide services. The Bank, like many financial institutions and businesses, faces cyber-attack attempts routinely, for example, from phishing campaigns and denial of service attempts, and the risk of cyber-attacks may be heightened as a result of geopolitical conflicts. Although the Bank has both information and physical security measures in place and devotes significant resources to secure the Bank’s computer systems and networks, it might not be able to anticipate or implement effective preventive measures against all security breaches, particularly given that such attacks continue to evolve in scale and maliciousness. Additionally, cyber vulnerabilities and/or attacks could go undetected for a period of time. During such time, the Bank may not necessarily know the extent of the harm, and certain actions could be compounded before they are discovered and remediated, any or all of which could further increase the consequences of a cyberattack. See additional discussion in Item 1.C Cybersecurity within this Form 10-K.

As cyber threats evolve, including as a result of the increased capabilities of Artificial Intelligence (AI) and other emerging technologies that may be used maliciously, the Bank may be required to expend significant additional resources to continue to modify or enhance its layers of defense or to investigate and remediate any information security vulnerabilities. The Bank’s technology control environment, along with security policies and standards, incident response procedures, security controls testing and dedicated information security resources, have protected the Bank against material cybersecurity attacks. In addition, the Bank completes periodic independent assessments that leverage industry recognized frameworks in order to continually improve the Bank’s control environment against cybersecurity attacks. A successful penetration may result in unauthorized access to digital systems for purposes of misappropriating assets (including loss of funds) or sensitive information (including confidential information of the Bank, members, counterparties or mortgage loan borrowers) or may corrupt data or cause operational disruption. This may cause financial loss or a violation of privacy or other laws. The Bank could incur substantial costs and suffer other negative consequences, including but not limited to remediation costs, increased security costs, litigation, penalties and reputational damage. Cybersecurity risk may also be elevated with employees working remotely or in a hybrid format. Additional opportunities may exist for cyber-criminals to exploit potential vulnerabilities. While there are continued attempts to penetrate the Bank’s security, such as phishing and malware attacks, the Bank has not experienced a breach of its security as a result of its remote or hybrid posture.

In addition, the Bank’s business is dependent upon its ability to effectively exchange and process information using its computer information systems. Continued regulatory focus on technology operations including cybersecurity and cloud computing could influence the Bank’s operations. The Bank’s products and services require a complex and sophisticated computing environment, which includes software-as-a-service (SaaS) and infrastructure-as-a-service (IaaS) solutions and licensed, purchased, and custom-developed software. Maintaining the effectiveness and efficiency of the Bank’s operations is dependent upon the continued timely implementation of technology solutions and systems, which may require ongoing expenditures, as well as the ability to sustain ongoing operations during technology solution implementations, upgrades and larger strategic initiatives and/or modernization efforts for business systems and data processing capability/facilities. If the Bank were unable to sustain its technological capabilities or fail to address the risks or realize the opportunities of new and emerging technologies, such as AI, it may not be able to remain competitive, and its business, financial condition and profitability may be significantly compromised. To advance its disaster recovery capabilities and continuous operations, the Bank continually reviews and improves its recovery facilities and processes through its business continuity plan, including testing the plan annually. Nonetheless, the Bank cannot guarantee the effectiveness of its business continuity plan or other related policies, procedures and systems to protect the Bank in any particular future situation.

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

The Bank relies on third-party vendors and service providers for many of its core business processes and information systems needs. Any failure or interruption of these systems, or any disruption of service, including as a result of a security breach, cyber-attack, natural disaster, geopolitical instability, terrorist attack, widespread emergency or pandemic, could result in failures or interruptions in the Bank’s ability to conduct and manage its business effectively. The Bank has not experienced a material negative third-party vendor event. However, a disruption, delay or failure of a critical third-party vendor’s services as a result of the pandemic could impact the Bank’s operating results and the Bank’s ability to provide services to the membership.

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

Item 1B: Unresolved Staff Comments

None

Item 1C: Cybersecurity

Cybersecurity Risk Management and Strategy

The Bank is subject to cybersecurity incident and threat risk. A cybersecurity incident is an unauthorized occurrence, or a series of related unauthorized occurrences, through information systems that jeopardizes the confidentiality, integrity, or availability of the Bank’s information systems or any information residing therein. Cybersecurity threats are potential unauthorized occurrences on or conducted through information systems that may result in adverse effects on the confidentiality, integrity, or availability of information systems or any information residing therein. Information systems are any electronic information resources, owned or used by the Bank, including physical or virtual infrastructure controlled by such information resources, or their components, organized for the collection, processing, maintenance, use, sharing, dissemination, or disposition of the Bank’s information to maintain or support the Bank’s operations. Refer to Item 1A. Risk Factors – Operational Risk for a description of the cybersecurity risk. The Bank has implemented processes for assessing, identifying, and managing material risks from cybersecurity threats or incidents that may directly or indirectly impact the Bank’s business strategy, results of operations, or financial condition.

The Bank’s cybersecurity risk management framework for assessing, identifying, and managing material risks from cybersecurity threats is intended to protect the confidentiality, integrity, and availability of the Bank’s information technology assets and data.

Broadly, the Bank manages its risks from cybersecurity threats by its policies, standards and procedures, layers of preventative and detective controls, skilled resources, employee training and oversight of third-party vendors that may increase the Bank’s cybersecurity risk. The Bank’s cybersecurity risk management framework is part of the Bank’s risk governance framework. Refer to Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Risk Management for more detail on that risk governance framework.

The Bank’s Security Management Policy and the Bank’s Information Technology Management Policy are the management policies that address the risks of cybersecurity threats and incidents. The Security Management Policy defines the principal elements of the Bank’s security management program and compliance requirements. It applies to all Bank employees, contractors and consultants that have access to Bank systems. Among other things, it contains rules and procedures regarding the access, classification, use and protection of the Bank’s information assets; detection of cybersecurity threats and incidents; and escalation requirements in the event of a cybersecurity threat or incident. The Information Technology Management Policy contains rules and procedures for the maintenance (e.g., patching, updating, upgrading, etc.) of the Bank’s information technology systems and the management of vulnerabilities in the Bank’s network, systems and software.

The Bank has a security incident response plan, which determines how cybersecurity threats and incidents are identified, classified, and escalated including, as appropriate, to the Board of Directors’ Operational Risk Committee. The security incident response plan also provides guidance on management’s assessment of significance of the threat or incident.

The Bank leverages audits and assessments to assist in the development and monitoring of those processes for assessing, identifying and managing cybersecurity incident and threat risk. These reviews consist of internal and external penetration assessments as well as assessments of the maturity of the Bank’s information security program in accordance with the National Institute of Standards and Technology Cybersecurity Framework. These assessments serve to benchmark the Bank’s cybersecurity risk management program with the aim of continuously improving the Bank’s cybersecurity control environment.

The Bank’s security incident response plan also addresses third-party cybersecurity incidents and threats. As part of the Bank’s vendor management process, the Bank undertakes due diligence of third-party systems with which the Bank will interact, including review of System and Organization Controls reports, as available, and responses to cybersecurity questionnaires, determination of risk classification, in addition to requiring vendors to agree to contractual obligations related to data protection and information security in the Bank’s vendor agreements. The Bank’s vendor risk management program includes regular reviews and oversight of these third-party service providers, including performance and technological reviews and escalation to Bank management of any unsatisfactory reviews.

During the period covered by this report, risks from cybersecurity threats did not have a material impact on the Bank’s strategy, results of operations, or financial condition. The Bank has experienced low impact cybersecurity incidents in the past though none that have had a material effect on the Bank’s financial condition or results of operations.

Cybersecurity incidents may occur in the future, and any such cybersecurity incident could result in significantly harmful consequences to the Bank, the Bank’s members, and their customers. The Bank is prepared to assess the materiality of any such cybersecurity incident from several perspectives, including, but not limited to, the Bank’s ability to continue to service the Bank’s members and protect the privacy of the data their customers have entrusted to the Bank through its members, lost revenue, disruption of business operation, increased operating costs, litigation, and reputational harm.

Cybersecurity Governance

The Bank’s Board of Directors provides oversight of risks from cybersecurity threats principally via its Operational Risk Committee. This committee reviews and makes recommendations to the Board regarding the Bank’s Security Policy, which policy is contained within the Bank’s Risk Governance Policy. The Risk Governance Policy is described in Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Risk Management. The Security Policy, among other things:
•defines the Bank’s commitment to and management of security practices and controls to protect physical and information assets;
•establishes accountability, including via its application to anyone with authorization to access or use Bank information systems or services;
•establishes administrative, technical, and physical safeguards which are intended to protect the security, confidentiality, and integrity of Bank information;
•mandates the implementation of security practices including advancing security program maturity, vendor security assessments, vulnerability and penetration testing, security awareness training, independent assessment of security requirements and implementation planning;
•accents the active identification, management and mitigation of relevant risks, including via the maintenance of a security incident response plan and the mandatory escalation of cybersecurity threats and incidents;
•provides that the Bank provide adequate resources in attending to cybersecurity threats proportionate to the Bank’s overall risk tolerance; and
•establishes that the Bank’s Chief Information Security Officer (CISO) is responsible for the information security program and that the CISO reports directly to the Bank’s Chief Technology and Operations Officer (CTOO) with a dotted line reporting relationship to the Bank’s Chief Risk Officer (CRO) so that information technology risk, including cybersecurity threat risk, is given appropriate priority.

Management has implemented policies and procedures to implement the Security Policy which include, among others, the Security Management Policy, the Information Technology Management Policy and the security incident response plan, each of which is discussed above under – Cybersecurity Risk Management and Strategy.

In addition to its oversight of the risks of cybersecurity threats, the Operational Risk Committee provides oversight of the Bank’s information technology planning, business continuity, vendor risk and modeling risk. The breadth of this oversight supplements the Operational Risk Committee’s oversight of cybersecurity threat risk due to these functions’ nexuses with such risk and its mitigation. The Operational Risk Committee provides relevant reports to the Bank’s Board, which reports may include, as potential examples, information regarding:
•management’s implementation of the Security Policy and related directives;
•material emerging cybersecurity threats; and
•material cybersecurity incidents and their remediation.

The CISO and the CTOO are responsible for reporting sufficient and timely information on any cybersecurity threat or incident that may pose a significant risk to the Bank to the Operational Risk Committee. The CISO and the CTOO are also responsible for providing regular reports to the Operational Risk Committee until any cybersecurity incident’s conclusion. They also arrange for the Board and the Operational Risk Committee to receive regular presentations and reports throughout the year on cybersecurity and information security addressing a broad range of topics, including updates on technology trends, regulatory developments, legal issues, policies and practices, information security resources and organization, the threat environment and vulnerability assessments, and specific and ongoing efforts to prevent, detect, and respond to potential gaps, internal and external incidents and critical threats. Further, on no less than a quarterly basis, or more often as deemed necessary, the Operational Risk Committee discusses cybersecurity and information security risks with the CISO and the CTOO.

The CISO and the CTOO are responsible for assessing and managing the Bank’s material risks from cybersecurity threats. The CISO leads the Bank’s Information Security Department and, consistent with the Security Policy, reports directly to the CTOO and has a dotted line reporting relationship to the CRO. The CISO is the policy owner of the Security Management Policy, and the CTOO is the policy owner of the Information Technology Management Policy. As policy owners, each is responsible for implementing and administering their relevant policy. In addition, each is responsible for reviewing, updating and presenting the policies for approval on no less than an annual basis. In addition to their reporting responsibilities to the Operational Risk Committee, the CISO and the CTOO also report to the Bank’s Risk Management Committee, which is a management committee that reports separately to the Bank’s President and Chief Executive Officer. The Risk Management Committee is discussed in Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Risk Management – Risk Governance.

The CISO has more than 20 years of experience in cybersecurity matters, including over 12 years within the Bank’s information technology department, in successively more responsible roles, and has led teams to design, secure, and implement numerous cybersecurity and technology solutions. The CISO holds a Bachelor of Science (BS) degree in Computer Science and several technology certifications, including Certified Information Security Manager (CISM) and Certified Information Systems Auditor (CISA). The CTOO has more than 35 years of experience in information technology fields, including over 12 years leading the Bank’s information technology department, including information security. In addition to a BS degree in Computer Science, the CTOO holds an MBA with a focus on Information Technology.

The CISO and the CTOO are informed about and monitor the prevention, detection, mitigation and remediation of cybersecurity incidents with the support of the Bank’s Information Security Department using the processes described above under – Cybersecurity Risk Management and Strategy.

The Bank’s Information Security Department is comprised of specialized professionals responsible for the day-to-day, hands-on management of the cybersecurity risk and that handle the processes and procedures to mitigate and implement protective, proactive and reactive measures to protect the Bank against those risks. The Bank’s Information Security Department is responsible for developing, documenting, and approving the Bank’s technical information security control standards, guidelines, and procedures intended to preserve the confidentiality, integrity, and availability of the Bank’s information technology assets and data under the Bank’s control.

Item 2: Properties

The Bank leases 86,616 square feet of office space at 601 Grant Street, Pittsburgh, Pennsylvania, 15219 that serves as the Bank’s headquarters. The Bank maintains a leased backup facility in suburban Pittsburgh and two offsite data centers in PA and VA. The Bank also leases an office space in Allentown, Pennsylvania for community and member engagement. In addition, the Bank leases approximately 3,000 square feet of office space in Washington, D.C. to support government relations, which is shared with the FHLBanks of Atlanta and Des Moines. In 2023, the Bank entered into a lease agreement to relocate the headquarters to 57,047 square feet of office space at 301 Grant Street, Pittsburgh, PA 15219, which lease term commences February 1, 2024. Essentially all of the Bank’s operations are housed at the Bank’s headquarters at the Grant Street location.

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

PART II

Item 4: Mine Safety Disclosures

    Not applicable.

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

The members’ minimum stock purchase requirement is subject to change from time to time at the discretion of the Board of Directors of the Bank in accordance with the Capital Plan. Par value of each share of capital stock is $100. As of December 31, 2023, the total mandatorily redeemable capital stock reflected the balance for eight institutions, four of which were merged out of district and considered to be nonmembers. One institution relocated and became a member of another FHLBank at which time the membership with the Bank terminated. Three other institutions have notified the Bank of their intention to voluntarily redeem their capital stock and withdraw from membership. These institutions will continue to be members of the Bank until the withdrawal period is completed.

In February 2024, the Bank declared quarterly dividends of 8.50% annualized on activity stock and 5.35% annualized on membership stock. The dividends were based on average capital stock held for the fourth quarter of 2023. Looking forward, market and business conditions, including strategic initiatives, can impact FHLBank's overall performance, as well as the levels of future dividends. FHLBank's intent is to continue to provide meaningful shareholder return; future dividend rates may not correspond directly with the pace or direction of interest rate changes.

The total number of shares of capital stock outstanding as of December 31, 2023 was 39,484,031 of which members held 39,210,965 shares and nonmembers held 273,066 shares. As of February 29, 2024, a total of 284 members and nonmembers held shares of the Bank’s stock.

See Note 11 - Capital to the audited financial statements in Item 8. Financial Statements and Supplementary Data in this Form 10-K for further information regarding statutory and regulatory restrictions on capital stock redemption.

Item 6: [Reserved]

Item 7: Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Information

Statements contained in this annual report on Form 10-K, including statements describing the objectives, projections, estimates, or predictions of the future of the Federal Home Loan Bank of Pittsburgh (the Bank or FHLBank), may be “forward-looking statements.” These statements may use forward-looking terms, such as “anticipate,” “believe,” “could,” “estimate,” “expect,” “intend,” “may,” “should,” “will,” “likely,” or their negatives or other variations on these terms. The Bank cautions that, by their nature, forward-looking statements involve risk or uncertainty and that actual results could differ materially from those expressed or implied in these forward-looking statements or could affect the extent to which a particular objective, projection, estimate, or prediction is realized. These forward-looking statements involve risks and uncertainties including, but not limited to, the following: economic and market conditions, including, but not limited to, real estate, credit and mortgage markets; volatility of market prices, rates, and indices related to financial instruments, including, but not limited to, investments and contracts; the occurrence of man-made or natural disasters, endemics, global pandemics, climate change, conflicts or terrorist attacks or other geopolitical events, such as ongoing hostilities between Russia and Ukraine and in the Middle East; political events, including legislative, regulatory, litigation, or judicial events or actions, including those relating to environmental, social, and governance matters, or other developments that affect the Bank, its members, counterparties, or investors in the consolidated obligations of the Federal Home Loan Banks (FHLBanks), such as any government-sponsored enterprise (GSE) reforms, any changes resulting from the Federal Housing Finance Agency’s (Finance Agency) review and analysis of the Federal Home Loan Bank System (FHLBank System), including recommendations published in its “FHLBank System at 100: Focusing on the Future” report, changes in the Federal Home Loan Bank Act of 1932, as amended (FHLBank Act), changes in applicable sections of the Federal Housing Enterprises Financial Safety and Soundness Act of 1992, or changes in other statutes or regulations applicable to the FHLBanks; risks related to mortgage-backed securities (MBS); changes in the assumptions used to estimate credit losses; changes in the Bank’s capital structure; changes in the Bank’s capital requirements; changes in expectations regarding the Bank’s payment of dividends; membership changes; changes in the demand by Bank members for Bank advances; an increase in advance prepayments; competitive forces, including the availability of other sources of funding for Bank members; changes in investor demand for consolidated obligations and/or the terms of interest rate exchange agreements and similar agreements; disruptions in the capital markets; changes in the FHLBank System’s debt rating or the Bank’s rating; the ability of the Bank to introduce new products and services to meet market demand and to manage successfully the risks associated with new products and services; the ability of each of the other FHLBanks to repay the principal and interest on consolidated obligations for which it is the primary obligor and with respect to which the Bank has joint and several liability; applicable Bank policy requirements for retained earnings and the ratio of the market value of equity to par value of capital stock; the Bank’s ability to maintain adequate capital levels (including meeting applicable regulatory capital requirements); business and capital plan adjustments and amendments; technology and cybersecurity risks (including cybersecurity risk driven by Artificial Intelligence (AI); and timing and volume of market activity. Readers of this report should not rely solely on the forward-looking statements and should consider all risks and uncertainties addressed throughout this report, as well as those discussed under Item 1A. Risk Factors. Information on the Bank's website referred to in this Form 10-K is not incorporated in, or a part of, this Form 10-K. Forward-looking statements in this Form 10-K should not be relied on as representing the Bank’s expectations or assumptions as of any time subsequent to the time this Form 10-K is filed with the Securities and Exchange Commission. Forward looking statements speak only as of the date made and the Bank has no obligation, and does not undertake publicly, to update or revise any forward-looking statement for any reason.

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

U.S. Treasury yields were volatile throughout 2023 due to stress in the banking sector in March and uncertainty surrounding inflation and Federal Reserve actions. During 2023, the Federal Reserve slowed the pace of interest rate increases, raising the federal funds target rate from a range of 4.50-4.75% to a range of 5.25-5.50%. Longer-term FHLBank debt spreads relative to U.S. Treasuries were higher relative to prevailing spreads in 2022 due to increased issuance from the System and heightened market volatility.

Results of Operations. The Bank’s net income for 2023 totaled $581.6 million, compared to $227.1 million for 2022. The $354.5 million increase was driven primarily by higher net interest income. Higher net interest income was primarily driven by significantly higher short-term interest rates and significantly higher average balances. The net interest margin was 66 basis points and 56 basis points for 2023 and 2022, respectively. The increase in net interest margin was primarily due to the impact that the increase in short-term interest rates had on non-interest bearing funds.

In addition to statutory AHP assessments, the FHLBanks have stated in their March 2023 public comment letter to the Finance Agency that they are either already making or will be making voluntary contributions representing 5% of earnings in support of community investment activities. In 2023, the Bank made voluntary contributions equal to 5% of prior year's pre-assessment net income to its existing suite of voluntary community investment products. Although the Bank did not make such a promise in 2022, it did make voluntary contributions during 2022. For additional information on the Bank's Community Investment Products, refer to Community Investment Products in Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations of the Bank's 2022 Form 10-K.

Financial Condition. Advances. Advances totaled $78.4 billion at December 31, 2023, an increase of $9.5 billion compared to $68.9 billion at December 31, 2022. In addition, the par value of advances that had a remaining maturity of more than one year decreased to 41% at December 31, 2023 compared to 59% at December 31, 2022 primarily driven by runoff of existing term advances portfolios and new advances with shorter tenor. The increase in advances was primarily driven by members continued liquidity risk management practices, as well as ongoing member competition for deposits following Federal Reserve actions to increase short-term interest rates. These factors have led to continued use of advances by depository members as a form of balance sheet liquidity. Although advance levels increased, it is not uncommon for the Bank to experience fluctuations in the overall advance portfolio driven primarily by changes in member needs.

The ability to grow and/or maintain the advance portfolio is affected by, among other things, the following: (1) the liquidity demands of the Bank’s borrowers; (2) the composition of the Bank's membership; (3) members’ regulatory requirements; (4) current and future credit market conditions; (5) housing market trends; (6) the shape of the yield curve and (7) advance pricing.

    Liquidity Investments. The Bank maintains liquidity to meet member borrowing needs and regulatory standards. The liquidity investment portfolio is comprised of cash, interest-bearing deposits, Federal funds sold, securities purchased under agreements to resell, and U.S. Treasury obligations classified as trading or available-for-sale (AFS). At December 31, 2023, the Bank held $15.3 billion of liquid assets compared to $14.0 billion at December 31, 2022. The $1.3 billion increase in liquid assets was in response to increased advance activity.

    Investments. The Bank's investment portfolio, excluding those investments included in the liquidity portfolio, is comprised of trading, AFS and HTM investments. The investments must meet the Bank's risk guidelines and certain other requirements, such as yield. The Bank held $12.7 billion in its investment portfolio at December 31, 2023, compared with $8.1 billion at December 31, 2022, an increase of $4.6 billion. During 2023, the Bank was able to expand its MBS portfolio due to the combination of increased capacity resulting from increased capital and widening of mortgage spreads.

Consolidated Obligations. The Bank's consolidated obligations totaled $104.5 billion at December 31, 2023, an increase of $14.3 billion from December 31, 2022. At December 31, 2023, bonds represented 87% of the Bank's consolidated obligations, compared with 63% at December 31, 2022. Discount notes represented 13% of the Bank's consolidated obligations at December 31, 2023 compared with 37% at year-end 2022. The overall increase in consolidated obligations outstanding is consistent with the increase in advance balances. The funding mix shifted towards callable bonds as the Bank capitalized on favorable funding spreads.

Capital Position and Regulatory Requirements. Total capital at December 31, 2023 was $5.7 billion, compared to $5.0 billion at December 31, 2022. The increase was primarily due to increased capital stock as a result of higher advances. Total retained earnings at December 31, 2023 were $1.8 billion, compared with $1.5 billion at December 31, 2022. Accumulated other comprehensive income (loss) (AOCI) was $(72.5) million at December 31, 2023, compared with $(66.5) million at December 31, 2022. This was driven by decreases in the fair values of securities within the AFS portfolio.

In February 2024, the Bank declared quarterly dividends of 8.50% annualized on activity stock and 5.35% annualized on membership stock. The dividends were based on average member capital stock held for the fourth quarter of 2023.

Dividends paid by the Bank are subject to Board approval and may be paid in either capital stock or cash; historically, the Bank has paid cash dividends only. These dividends are based on stockholders' average balances for the previous quarter.
Dividends paid in 2023, 2022 and 2021 are presented in the table below.

	Dividend - Annual Yield
	2023		2022		2021
	Membership	Activity	Membership	Activity	Membership	Activity
February	4.00%	7.95%	1.25%	5.25%	2.50%	5.75%
April	5.00%	7.95%	1.25%	5.25%	2.50%	5.75%
July	5.25%	7.95%	2.25%	6.25%	1.25%	5.25%
October	5.35%	8.25%	3.25%	7.25%	1.25%	5.25%

Looking forward, market and business conditions, including strategic initiatives, can impact FHLBank's overall performance, as well as the levels of future dividends. FHLBank's intent is to continue to provide meaningful shareholder return; future dividend rates may not correspond directly with the pace or direction of interest rate changes.

The Bank met all of its capital requirements as of December 31, 2023, and in the Federal Housing Finance Agency’s (Finance Agency) most recent determination, as of September 30, 2023, the Bank was deemed "adequately capitalized."

2024 Outlook

    The Bank is a cooperative designed to meet the liquidity and other needs of its members, whether those needs increase or decrease. The Bank expects advances to remain generally stable in 2024 and that members will continue to use advances to meet liquidity needs. Member demand will continue to be impacted by market liquidity, Federal Reserve actions to adjust short-term interest rates, and regulatory requirements for members. The borrowing activities of larger members will continue to be the predominant driver of change in the Bank’s advance balances. In addition, the Bank expects members usage of letters of credit to be consistent with 2023.

The Bank expects mortgage loans held for portfolio purchased through the MPF Program to remain stable during 2024. Elevated mortgage rates have slowed purchase and paydown activity relative to years with lower rates or decreasing rate environments.

The Bank expects to continue to purchase MBS investment securities in 2024 assuming spreads remain attractive. Spread levels may be impacted by the pace at which the Federal Reserve unwinds its balance sheet and level of investor demand. The Bank has capacity to increase the size of its MBS investment portfolio under its regulatory purchasing authority.

Access to debt markets has been reliable, and the Bank expects this access to remain reliable.

Current forward interest rate curves reflect market projections for interest rate declines beginning in 2024, pricing in Federal Reserve rate cuts as inflation targets are achieved. The Bank expects stable advance and MPF loan balances, however a lower rate and lower spread environment could put downward pressure on interest income, offset by potential growth in the MBS portfolio. In addition, the Bank expects an increase to operating expenses primarily due to increased number of employees and strategic initiatives, which will negatively impact net income. The Bank will continue to contribute 5% of prior year’s pre-assessment net income to its suite of voluntary community investment products during 2024. The Bank’s intent is to continue to provide meaningful shareholder return; future dividend rates may not correspond directly with the pace or direction of interest rate changes.

Future opportunities and challenges may arise with potential changes in the Bank's operating landscape including various legislative actions and changes in the Bank’s regulatory compliance requirements, including impacts resulting from the FHLBank System at 100 report that was issued in late 2023. For more details on the report, see the Legislative and Regulatory Developments section in Item 7: Management’s Discussion and Analysis in this Form 10-K. However, the Bank has been, and will continue to be, mission driven to meet the needs of its membership and communities.

Earnings Performance

    The following is a summary of the Bank’s earnings performance for the years ended December 31, 2023 and 2022, which should be read in conjunction with the Bank's audited financial statements included in Item 8. Financial Statements and Supplementary Data in this Form 10-K.

Summary of Financial Results

Net Income and Return on Average Equity. FHLBank's net income totaled $581.6 million for the year ended December 31, 2023, compared to $227.1 million for the same prior-year period. The $354.5 million increase in net income was driven primarily by the following:

•Net interest income was $738.3 million for the year ended December 31, 2023, an increase of $380.8 million from $357.5 million during the same prior-year period.
◦Interest income was $5,846.2 million for the year ended December 31, 2023, compared to $1,610.0 million in the same prior-year period. This increase was the result of higher yields driven by significantly higher short-term interest rates and significantly higher average advance balances.
◦Interest expense was $5,107.9 million for the year ended December 31, 2023, compared to $1,252.5 million in the same prior-year period. This increase was the result of significantly higher short-term interest rates and significantly higher average consolidated obligations.

•Noninterest income was $36.8 million for the year ended December 31, 2023, compared to $11.3 million in the same prior-year period. This $25.5 million increase was due primarily to: (1) valuation changes in FHLBank's derivative and trading security portfolios, resulting from market volatility and (2) higher letter of credit fees earned.

•Other expense was $125.2 million for the year ended December 31, 2023, compared to $110.5 million in the same prior-year period, an increase of $14.7 million. This increase was primarily due to higher compensation and benefits driven by higher headcount and market value changes of deferred compensation agreements. Other expense increases included technology-related costs and higher assessed expenses from the Finance Agency and the Office of Finance; partially offset by an excise tax refund in 2023, lower depreciation expense and a smaller discretionary pension contribution.

•Performance for the year ended December 31, 2023, allowed FHLBank to allocate $64.9 million to the AHP.

The Bank’s return on average equity for 2023 was 10.65% compared to 6.33% for 2022.

2022 vs 2021. For discussion of this year-to-year comparison, refer to the Summary of Financial Results disclosure included in Item 7: Management’s Discussion and Analysis of Financial Condition and Results of Operations in the Bank’s 2022 Form 10-K.

Net Interest Income

Average Balances and Interest Yields/Rates Paid. The following table summarizes the average balances, yields or rates paid, and net interest margin on interest-earning assets and interest-bearing liabilities for 2023 , 2022, and 2021.

	2023			2022			2021
(dollars in millions)	Average Balance	Interest Income/ Expense	Avg. Yield/ Rate (%)	Average Balance	Interest Income/ Expense	Avg. Yield/ Rate (%)	Average Balance	Interest Income/ Expense	Avg. Yield/ Rate (%)
Assets:
Securities purchased under agreements to resell	$6,085.2	$310.9	5.11	$2,301.4	$53.3	2.32	$755.1	$0.6	0.08
Federal funds sold	3,842.1	192.9	5.02	4,514.5	81.9	1.82	3,470.8	2.7	0.08
Interest-bearing deposits(1)	4,024.9	205.8	5.11	2,002.9	47.2	2.35	774.6	1.0	0.13
Investment securities(2)	14,460.5	769.2	5.32	13,342.2	300.2	2.25	13,427.8	143.5	1.07
Advances(3)	78,097.3	4,219.0	5.40	36,592.8	992.3	2.71	16,178.4	139.9	0.86
Mortgage loans held for portfolio(4)	4,616.3	148.4	3.22	4,657.2	135.1	2.90	4,798.1	126.4	2.63
Total interest-earning assets	111,126.3	5,846.2	5.26	63,411.0	1,610.0	2.54	39,404.8	414.1	1.05
Other assets	1,443.5			826.2			1,016.3
Total assets	$112,569.8			$64,237.2			$40,421.1
Liabilities and capital:
Deposits(1)	$658.4	$33.1	5.03	$798.5	$11.0	1.38	$983.4	$0.3	0.03
Consolidated obligation discount notes	22,897.7	1,118.9	4.89	23,491.4	464.4	1.98	11,803.6	6.7	0.06
Consolidated obligation bonds	81,052.3	3,953.4	4.88	35,009.7	775.1	2.21	24,118.3	222.8	0.92
Other borrowings	31.4	2.5	7.84	42.7	2.0	4.81	67.0	3.7	5.57
Total interest-bearing liabilities	104,639.8	5,107.9	4.88	59,342.3	1,252.5	2.11	36,972.3	233.5	0.63
Other liabilities	2,468.1			1,308.5			669.5
Total capital	5,461.9			3,586.4			2,779.3
Total liabilities and capital	$112,569.8			$64,237.2			$40,421.1
Net interest spread			0.38			0.43			0.42
Impact of noninterest-bearing funds			0.28			0.13			0.04
Net interest income/net interest margin(5)		$738.3	0.66		$357.5	0.56		$180.6	0.46
Notes:
(1) Average balances of deposits (assets and liabilities) include cash collateral received from/paid to counterparties which is reflected in the Statements of Condition as derivative assets/liabilities.
(2) Investment securities include trading, AFS and HTM securities. The average balances of AFS and HTM are reflected at amortized cost.
(3) Interest on advances includes prepayment fees of $0.1 million, $1.9 million and $16.5 million in 2023, 2022 and 2021, respectively.
(4) Nonaccrual mortgage loans are included in average balances in determining the average rate.
(5) Net interest margin is net interest income before provision (reversal) for credit losses as a percentage of average interest-earning assets.

The Bank’s business model is designed to protect the net interest spread earned by the Bank and withstand fluctuations in both the level of interest rates and volume of business. Although interest income and interest expense increased significantly, changes in balance sheet composition resulted in net interest spread decreasing to 38 basis points in 2023, compared to 43 basis points in the same prior year period. Lower net spread advances, on average, make up larger percentage of the balance sheet than they did a year ago.

Overall, net interest margin increased 10 basis points to 66 basis points in 2023 compared to 56 basis points in 2022 due to increased earnings on capital from higher short-term interest rates.

For discussion related to 2022 compared to 2021, refer to the Net Interest Income disclosure included in Item 7: Management’s Discussion and Analysis of Financial Condition and Results of Operations in the Bank’s 2022 Form 10-K.

Rate/Volume Analysis. Changes in both volume and interest rates influence changes in net interest income and net interest margin. The following table summarizes changes in interest income and interest expense between 2023, 2022, and 2021.

	Increase (Decrease) in Interest Income/Expense Due to Changes in Rate/Volume			Increase (Decrease) in Interest Income/Expense Due to Changes in Rate/Volume
	2023 Compared to 2022			2022 Compared to 2021
(in millions)	Volume	Rate	Total	Volume	Rate	Total
Securities purchased under agreements to resell	$148.6	$109.0	$257.6	$3.5	$49.2	$52.7
Federal funds sold	(13.8)	124.8	111.0	1.1	78.1	79.2
Interest-bearing deposits	73.4	85.2	158.6	4.0	42.2	46.2
Investment securities	27.1	441.9	469.0	(0.8)	157.5	156.7
Advances	1,721.2	1,505.5	3,226.7	316.6	535.8	852.4
Mortgage loans held for portfolio	(1.2)	14.5	13.3	(3.8)	12.5	8.7
Total interest-earning assets	$1,955.3	$2,280.9	$4,236.2	$320.6	$875.3	$1,195.9

Deposits	$(2.3)	$24.4	$22.1	$(0.1)	$10.8	$10.7
Consolidated obligation discount notes	(12.0)	666.5	654.5	13.0	444.7	457.7
Consolidated obligation bonds	1,659.9	1,518.5	3,178.4	134.9	417.4	552.3
Other borrowings	(0.6)	1.0	0.4	(1.2)	(0.5)	(1.7)
Total interest-bearing liabilities	$1,645.0	$2,210.4	$3,855.4	$146.6	$872.4	$1,019.0
Total increase (decrease) in net interest income	$310.3	$70.5	$380.8	$174.0	$2.9	$176.9

    Interest income increased significantly in 2023 compared to 2022. A significant increase in interest rates, coupled with a significant increase in average advance volumes drove interest income higher as compared to 2022. The increase in advances was primarily driven by members continuing to optimize liquidity and risk management practices, as well as a persistently high level of member competition for deposits following Federal Reserve actions to increase short-term interest rates to curb inflation. These factors have led to continued use of advances by depository members as a form of balance sheet liquidity. Interest income on the mortgage loans held for portfolio was not impacted as much by the rise in interest rates because it is a fixed rate portfolio. MPF experienced compressed originations due to the higher interest rate environment.

    Interest expense increased significantly in 2023 compared to 2022 driven by higher rates paid on consolidated obligations brought on by increases in short-term interest rates. Average balances of consolidated obligations increased significantly in 2023 consistent with the increase in average assets.

For discussion related to 2022 compared to 2021, refer to the Net Interest Income disclosure included in Item 7: Management’s Discussion and Analysis of Financial Condition and Results of Operations in the Bank’s 2022 Form 10-K.

Derivative Effects on Net Interest Income. The following tables quantify the effects of the Bank’s derivative activities on net interest income for 2023, 2022 and 2021.

	2023
(in millions)	Advances	Investments	Mortgage Loans	Bonds	Discount Notes	Total
Amortization/accretion of hedging activities in net interest income	$0.3	$(0.1)	$(0.5)	$—	$—	$(0.3)
Gains (losses) on designated fair value hedges	—	(0.4)	—	(1.1)	(0.5)	(2.0)
Net interest settlements included in net interest income	315.9	189.3	—	(628.9)	(8.9)	(132.6)
Total effect on net interest income	$316.2	$188.8	$(0.5)	$(630.0)	$(9.4)	$(134.9)

	2022
(in millions)	Advances	Investments	Mortgage Loans	Bonds	Discount Notes	Total
Amortization/accretion of hedging activities in net interest income	$0.1	$(0.1)	$(1.4)	$0.1	$—	$(1.3)
Gains (losses) on designated fair value hedges	0.1	3.5	—	(0.4)	0.4	3.6
Net interest settlements included in net interest income	(7.7)	30.4	—	(69.2)	5.7	(40.8)
Total effect on net interest income	$(7.5)	$33.8	$(1.4)	$(69.5)	$6.1	$(38.5)

	2021
(in millions)	Advances	Investments	Mortgage Loans	Bonds	Discount Notes	Total
Amortization/accretion of hedging activities in net interest income	$—	$(0.1)	$(3.5)	$0.1	$—	$(3.5)
Gains (losses) on designated fair value hedges	(0.1)	1.7	—	(0.1)	—	1.5
Net interest settlements included in net interest income	(141.0)	(46.7)	—	51.8	—	(135.9)
Total effect on net interest income	$(141.1)	$(45.1)	$(3.5)	$51.8	$—	$(137.9)

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

Provision for Credit Losses. The provision for credit losses was $3.4 million for 2023 compared to a provision of $5.8 million for 2022. The provisions reflected in both 2023 and 2022 were primarily driven by private label MBS classified as AFS due to declines in market values.

Noninterest Income

(in millions)	2023	2022	2021
Net gains (losses) on investment securities	$3.9	$(29.0)	$(21.4)
Net gains (losses) on derivatives	(0.1)	14.2	5.9
Standby letters of credit fees	31.0	24.7	23.6
Other, net	2.0	1.4	4.3
Total noninterest income (loss)	$36.8	$11.3	$12.4

    The Bank's change in total noninterest income for 2023 compared to 2022 was due primarily to (1) valuation changes in the Bank’s derivative and trading security portfolios, resulting from market volatility and (2) higher letter of credit fees earned due to higher letter of credit average balances.

    2022 vs 2021. For discussion of this year-to-year comparison, refer to the Noninterest Income disclosure included in Item 7: Management’s Discussion and Analysis of Financial Condition and Results of Operations in the Bank’s 2022 Form 10-K.

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

     The following tables detail the net effect of economic derivatives on noninterest income during 2023, 2022 and 2021.

	2023
(in millions)	Advances	Investments	Mortgage Loans	Bonds	Discount Notes	Other	Total
Net gains (losses) on derivatives:
Gains (losses) on derivatives not receiving hedge accounting, including net interest settlements	$10.8	$(0.6)	$(4.2)	$(4.4)	$0.1	$—	$1.7
Other(1)	—	—	—	—	—	(1.8)	(1.8)
Total net gains (losses) on derivatives	$10.8	$(0.6)	$(4.2)	$(4.4)	$0.1	$(1.8)	$(0.1)

	2022
(in millions)	Advances	Investments	Mortgage Loans	Bonds	Discount Notes	Other	Total
Net gains (losses) on derivatives:
Gains (losses) on derivatives not receiving hedge accounting, including net interest settlements	$9.0	$39.5	$1.6	$(27.6)	$(7.6)	$—	$14.9
Other(1)	—	—	—	—	—	(0.7)	(0.7)
Total net gains (losses) on derivatives	$9.0	$39.5	$1.6	$(27.6)	$(7.6)	$(0.7)	$14.2

	2021
(in millions)	Advances	Investments	Mortgage Loans	Bonds	Discount Notes	Other	Total
Net gains (losses) on derivatives:
Gains (losses) on derivatives not receiving hedge accounting, including net interest settlements	$0.1	$11.6	$(3.8)	$(2.0)	$—	$—	$5.9
Total net gains (losses) on derivatives	$0.1	$11.6	$(3.8)	$(2.0)	$—	$—	$5.9
Notes:
(1) Represents the price alignment amount on derivatives for which variation margin is characterized as a daily settled contract.

Derivatives not receiving hedge accounting. For derivatives not receiving hedge accounting (i.e., economic hedges and mortgage delivery commitments), the Bank includes the net interest settlements and the fair value changes in the “Net gains (losses) on derivatives” financial statement line item. For economic hedges, the Bank recorded net gains of $1.7 million in 2023 compared to net gains of $14.9 million in 2022. The net gains observed during 2023 were primarily due to an increase in market value on the Bank’s asset swaps, partially offset by losses on the Bank’s liability swaps, resulting from an increase in interest rates throughout 2023. The total notional amount of economic hedges, which includes mortgage delivery commitments, increased to $4.2 billion at December 31, 2023 from $3.2 billion at December 31, 2022.

    2022 vs 2021. For discussion of this year-to-year comparison, refer to the Derivatives and Hedging Activities disclosure included in Item 7: Management’s Discussion and Analysis of Financial Condition and Results of Operations in the Bank’s 2022 Form 10-K.

Other Expense

(in millions)	2023	2022	2021
Compensation and benefits	$58.7	$51.6	$48.8
Other	41.8	36.2	35.4
Finance Agency	7.0	5.2	6.1
Office of Finance	6.0	5.8	4.7
Voluntary contributions	11.7	11.7	4.2
Total other expense	$125.2	$110.5	$99.2

The Bank's total other expense increased by $14.7 million to $125.2 million for 2023, compared to 2022. The increase in operating expense was primarily due to higher compensation and benefits driven by higher headcount and market value changes of deferred compensation agreements. Other expense increases included technology-related costs and higher assessed expenses from the Finance Agency and the Office of Finance; partially offset by an excise tax refund in 2023, lower depreciation expense and a smaller discretionary pension contribution.

    2022 vs 2021. For discussion of this year-to-year comparison, refer to the Other Expense disclosure included in Item 7: Management’s Discussion and Analysis of Financial Condition and Results of Operations in the Bank’s 2022 Form 10-K.

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

The Bank's AHP Assessment for 2023, 2022 and 2021, which is available to be awarded the following year, was as follows:

(in millions)	2023	2022	2021
AHP Assessment	$64.9	$25.4	$10.0

Each year, the Bank’s Board adopts an AHP Implementation Plan that defines the structure of AHP pursuant to the AHP regulations. The following table details the funding round attributes and the distribution of AHP funds during 2023 and 2022.

	2023	2022
Funding Rounds	1	1
Eligible Applications	116	124
Grants	$24.6 million	$8.9 million
Projects	40	20
Project Development Costs	$160.4 million	$52.5 million
Units of Affordable Housing	589	188

In addition, the Board has approved a homeownership set-aside program in its AHP Implementation Plan, the First Front Door program (FFD).

FFD offers grant funds to first time homebuyers to assist with the purchase of a home. First time homebuyers could receive grants up to $5,000 in 2023 and $15,000 in 2024. FFD grants are available to households earning 80% or less of the area median income. Members apply for FFD on behalf of their borrowers.

	2023	2022
Homebuyers Funded	934	783
Amounts Funded	$4.5 million	$3.8 million

Loan Programs. Pursuant to the requirements of the Community Investment Cash Advance (CICA) Regulation, the Bank offers a mandatory loan product, the Community Lending Program (CLP). The Bank also offers a voluntary loan product, Banking On Business (BOB).

CLP offers advances to members at the Bank’s cost of funds if a member demonstrates qualified lending activity. CLP provides a full advantage of a low-cost funding source. CLP advances help member institutions finance housing construction and rehabilitation, infrastructure improvement, and economic and community development projects that benefit targeted neighborhoods and households. CLP are recorded as Advances on the Statements of Condition.

The Bank’s BOB loan product is targeted to assist in the growth and development of small business, including both start-up and expansion. In 2022, the Bank established a BOB special purpose credit program, the Banking On Business Inclusion and Equity fund (BOBIE). BOBIE is a set aside of BOB funds for minority- and women- owned small businesses. The Bank’s member applies for a BOB loan on behalf of the borrower. An approved BOB loan makes funds available to members to extend credit to approved small business borrowers, enabling small businesses to qualify for credit that would otherwise not be available. BOB loans are unsecured and secondary to a member’s loan. As a result, BOB loans are recorded net of an Allowance for Credit Losses (ACL), as discussed below, and are recorded in Other assets on the Statements of Condition.

The following table presents the loans funded to members during 2023 and 2022 and the outstanding loan balances as of December 31, 2023 and 2022.

	Loans Funded		Balance, net
(in millions)	2023	2022	December 31, 2023	December 31, 2022
Mandatory Loan Products
CLP	$718.0	$284.9	$1,048.1	$583.5
Voluntary Loan Products
BOB	3.2	3.5	19.1	21.0
BOBIE	4.3	2.3	5.9	2.0
Total Loan Products	$725.5	$290.7	$1,073.1	$606.5

The following table presents the CLP advances committed and also includes the expected economic impact of qualifying activity represented in the commitments during 2023 and 2022.

	2023				2022
(dollars in millions)	Funds Committed	Number of Commitments	Housing Units Supported	Jobs Supported	Funds Committed	Number of Commitments	Housing Units Supported	Jobs Supported
CLP	$761.5	108	176	7,052	$371.6	39	297	3,559

The Bank approves the BOB loan, which commits the Bank to fund the BOB loan at a future date. The following table presents the BOB loans committed and the economic impact of those BOB loans during 2023 and 2022.

	2023			2022
(dollars in millions)	Funds Committed	Number of Commitments	Expected Jobs Created/Retained	Funds Committed	Number of Commitments	Expected Jobs Created/Retained
BOB	$3.4	32	304	$4.1	30	342
BOBIE	$5.2	40 (1)	394	$2.4	29 (2)	156
Total	$8.6	72	698	$6.5	59	498
Note:
(1) 3 were minority-owned, 32 were women-owned, and 5 were minority- and women-owned
(2) 6 were minority-owned, 20 were women-owned, and 3 were minority- and women-owned

BOB loans are unsecured loans to small businesses, and the Bank expects to incur a credit loss. This estimated expected credit loss is recorded when the Bank commits to fund the BOB loan and is subsequently assessed quarterly. The estimated expected credit loss is based on a loan’s probability of default and loss given default. Loss given default is 100% due to the fact that the BOB loans are unsecured, secondary loans. The probability of default is based on the actual performance of the BOB program. The Bank considers BOB loans that are delinquent to be nonperforming assets. The estimated expected credit loss is recorded in Other income.

At the time of the BOB loan commitment, the Bank promised to provide credit support to the small business for economic development. The estimated credit support recognized on the commitment date was $0.9 million, $0.7 million and $0.7 million for the years ended December 31, 2023, 2022, and 2021, respectively and recorded as an ACL. The ACL, associated with outstanding BOB loans at December 31, 2023 and 2022 was $4.3 million and $3.3 million, respectively.

Housing Discretionary Grants and Contributions. The Bank also provides grants and contributions through other initiatives and programs. During 2023, 2022, and 2021, the Bank expensed the following:

(in millions)	2023	2022	2021
Voluntary Housing Grants	$8.0	$10.1	$—
Home4Good	3.5	1.5	3.9
Blueprint Communities®	0.2	0.1	0.2
Total	$11.7	$11.7	$4.1
Note:
® “Blueprint Communities” is a registered service mark of the Federal Home Loan Bank of Pittsburgh

During 2023 and 2022, the Bank awarded $8.0 million and $10.1 million, respectively in voluntary housing grants to support affordable housing projects exclusively in Delaware, Pennsylvania and West Virginia. In 2023, the Bank awarded voluntary housing grants to three projects in Delaware, eight in Pennsylvania and two in West Virginia. In 2022, the Bank awarded voluntary housing grants to six projects in Delaware, eleven in Pennsylvania and six in West Virginia. All in-district projects applying for statutory AHP funding were automatically considered for the voluntary housing grant funding if the submitted project did not rank high enough to receive statutory AHP funding. The voluntary housing grant initiative is a separate and distinct offering and not part of the statutory AHP. The following table details voluntary housing grant round attributes for 2023 and 2022.

	2023	2022
Funding Rounds	1	1
Eligible Applications	99	91
Grants	$8.0 million	$10.1 million
Projects	13	23
Project Development Costs	$122.8 million	$126.2 million
Units of Affordable Housing	343	721

    Home4Good helps those who are experiencing or at risk of experiencing homelessness in collaboration with three state housing finance agencies (HFA), the Delaware State Housing Authority, the Pennsylvania Housing Finance Agency and the

West Virginia Housing Development Fund. All grant awards are made to homeless service providers and Continuums of Care serving those experiencing homelessness.

	2023			2022			2021
(in millions)	Bank Contribution	HFA Contribution	Projects Approved	Bank Contribution	HFA Contribution	Projects Approved	Bank Contribution	HFA Contribution	Projects Approved
Delaware	$0.5	$0.6	14	$0.3	$0.8	12	$0.6	$0.5	13
Pennsylvania	$2.2	$1.5	55	$0.9	$1.0	30	$2.5	$1.5	73
West Virginia	$0.8	$0.3	21	$0.3	$0.3	14	$0.9	$0.3	19
Total	$3.5	$2.4	90	$1.5	$2.1	56	$4.0	$2.3	105

The Bank’s Blueprint Communities® initiative was created to help revitalize communities. Since its 2005 inception, 64 communities have participated in the initiative. Initiative participation during 2023, 2022, and 2021 was 18 communities, 17 communities, and 17 communities, respectively. Instead of a one-time project or grant, the program gives local leaders the tools to customize a long-term revitalization strategy. Intermittent application periods are conducted on a state-by-state basis within the Bank’s district. When a new application period begins, application information is shared with the Bank’s member financial institutions and other stakeholders via the Bank’s website and several other channels. Community applicants, typically groups led by dedicated individuals or organizations, generally have populations of 30,000 or less.

Once established, the community leadership teams attend training, funded by the Bank, where they are taught how to develop a strategic plan of revitalization. They also are taught strategies to help attract the public and private funding necessary to implement their plan. Once teams graduate from training, their communities receive up to a 10-year designation as a Blueprint Community.

Commitment to Contribute 5% of Earnings to Community Investment Products. In addition to statutory AHP assessments, the FHLBanks have stated in their March 2023 public comment letter to the Finance Agency that they are either already making or will be making voluntary contributions representing 5% of earnings in support of community investment activities.The Bank could elect to make voluntary contributions in excess of 5%. In 2023, the Bank made voluntary contributions equal to 5% of prior year’s pre-assessment net income to its existing suite of voluntary community investment products. Although the Bank did not make such a promise in 2022 or 2021, it did make voluntary contributions.

(dollars in millions)	2023	2022	2021
Prior year Income before assessments	$252.5	$96.0	$235.7
Commitment %	5%	N/A	N/A
Calculated Commitment	$12.6	N/A	N/A

Commitment Fulfillment	2023	2022	2021
Noninterest Income- Other, net:
BOB Estimated Credit Support	$0.9	$0.7	$0.7
Other expense- Voluntary Contributions:
Voluntary Housing grants	8.0	10.1	N/A
Home4Good	3.5	1.5	3.9
Blueprint Communities®	0.2	0.1	0.2
Total Other Expense- Voluntary Contributions	11.7	11.7	4.1
Total	$12.6	$12.4	$4.8
Note:
® “Blueprint Communities” is a registered service mark of the Federal Home Loan Bank of Pittsburgh

Financial Condition

The following should be read in conjunction with the Bank’s audited financial statements in Item 8. Financial Statements and Supplementary Data in this Form 10-K.

Assets

    Total assets were $112.1 billion at December 31, 2023, compared with $96.1 billion at December 31, 2022. The increase of $16.0 billion was primarily due to an increase in advances and investments. Advances totaled $78.4 billion at December 31, 2023, an increase of $9.5 billion, compared to $68.9 billion at December 31, 2022. In addition, liquidity investments increased $1.3 billion due to the increase in advances, and the Bank’s investment portfolio increased $4.6 billion due to widening mortgage spreads that provided more attractive buying opportunities and increased capacity given the Bank's higher capital levels in 2023. The Bank’s return on average assets was 0.52% for 2023 and 0.35% for 2022.

The Bank's core mission activities include the issuance of advances and acquiring member assets through the MPF® program. “Mortgage partnership Finance” and “MPF” are registered trademarks of the Federal Home Loan Bank of Chicago. The core mission asset ratio, defined as the ratio of par amount of advances and MPF loans relative to consolidated obligations adjusted for certain U.S. Treasury securities using full year average balances, was 82.6% as of December 31, 2023 and 77.5% as of December 31, 2022. The increase in this ratio is primarily due to higher average advance balances.

Advances. Advances (par) totaled $78.6 billion at December 31, 2023 compared to $69.2 billion at December 31, 2022, an increase of 13.6%. The increase in advances was primarily driven by members continuing to optimize liquidity and risk management practices, as well as a persistently high level of member competition for deposits following Federal Reserve actions to increase short-term interest rates. These factors have led to continued use of advances by depository members as a form of balance sheet liquidity. Although advance levels increased, it is not uncommon for FHLBank to experience variances in the overall advance portfolio driven primarily by changes in member needs. At December 31, 2023, the Bank had advances to 161 borrowing members, compared to 168 borrowing members at December 31, 2022. Advances outstanding to the Bank’s five largest borrowers increased to 79.3% of total advances as of December 31, 2023, compared to 78.5% at December 31, 2022. Fixed rate advances with a balance of $30.2 billion comprised 38.3% of the total par value of advances outstanding at December 31, 2023 compared to $30.8 billion comprising 44.0% at December 31, 2022.

The following table provides information on advances at par by redemption terms at December 31, 2023 and December 31, 2022.

	December 31,
(in millions)	2023	2022
Fixed-rate
Due in 1 year or less(1)	$16,498.4	$23,242.9
Due after 1 year through 3 years	9,343.0	5,116.8
Due after 3 years through 5 years	3,179.0	1,780.2
Due after 5 years through 15 years	72.5	54.7
Thereafter	74.8	74.8
Total par value	$29,167.7	$30,269.4

Fixed-rate, callable or prepayable(2)
Due in 1 year or less	$250.0	$—
Due after 1 year through 3 years	—	250.0
Total par value	$250.0	$250.0

Variable-rate
Due in 1 year or less(1)	$29,412.7	$5,247.6
Due after 1 year through 3 years	19,000.0	29,076.5
Due after 3 years through 5 years	10.0	4,010.0
Total par value	$48,422.7	$38,334.1

Variable-rate, callable or prepayable(2)
Due in 1 year or less	$10.0	$85.0
Due after 1 year through 3 years	40.0	40.0
Total par value	$50.0	$125.0

Other(3)
Due in 1 year or less	$209.6	$96.9
Due after 1 year through 3 years	408.9	74.3
Due after 3 years through 5 years	116.1	42.1
Due after 5 years through 15 years	22.2	36.4
Thereafter	—	0.7
Total par value	$756.8	$250.4

Total par balance	$78,647.2	$69,228.9
Notes:
(1) Includes overnight advances.
(2) Prepayable advances are those advances that may be contractually prepaid by the borrower on specified dates without incurring prepayment or termination fees.
(3) Includes fixed-rate amortizing/mortgage matched, convertible, and other advances.

The Bank had no putable advances at December 31, 2023 or December 31, 2022.

The following table provides a distribution of the number of members, categorized by individual member asset size (as reported quarterly) that had an outstanding advance balance during 2023 and 2022. Commercial Bank and Savings Institution members are classified by asset size as follows: Super-Regional (over $150 billion), Regional ($25 billion to $150 billion), Mid-size ($1.41 billion to $25 billion) and Community Financial Institutions (CFIs) (under $1.41 billion). Credit Union and Insurance members are classified separately.

	December 31,
Member Classification	2023	2022
Super-Regional	3	3
Regional	4	4
Mid-size	36	39
CFI	123	122
Credit Union	46	44
Insurance	23	25
Total borrowing members during the period	235	237
Total membership	283	282
Percentage of members borrowing during the period	83.0%	84.0%

    The following table provides information at par on advances by member classification at December 31, 2023 and December 31, 2022.

(in millions)	December 31, 2023	December 31, 2022
Member Classification
Super-Regional	$52,675.0	$48,750.0
Regional	10,784.8	6,495.0
Mid-size	9,087.6	7,410.0
CFI	3,069.3	2,904.2
Credit Union	1,952.1	2,121.8
Insurance	551.1	1,001.7
Non-member	527.3	546.2
Total	$78,647.2	$69,228.9

See the Credit and Counterparty Risk -TCE and Collateral discussion in the Risk Management section of this Item 7. Management’s Discussion and Analysis in this Form 10-K for further information on collateral policies and practices and details regarding eligible collateral, including amounts and percentages of eligible collateral securing member advances as of December 31, 2023.

Allowance for Credit Losses (ACL) - Advances. The Bank evaluates its advances for an allowance for credit losses on a collective, or pooled basis unless an individual assessment is deemed necessary because the instruments do not possess similar risk characteristics. The Bank pools advances by member type. Based on the collateral held as security, the Bank's credit extension and collateral policies and repayment history on advances, including that the Bank has not incurred any credit losses since inception, the Bank has not recorded an ACL at December 31, 2023 or December 31, 2022. For additional information on the allowance methodology, see Note 5 - Advances in this Form 10-K.

Mortgage Loans Held for Portfolio, Net. Mortgage loans held for portfolio, net of ACL, was $4.7 billion and $4.6 billion at December 31, 2023 and December 31, 2022, respectively.

The following table provides mortgage loans held for portfolio by redemption term at December 31, 2023 and 2022.

(in millions)	December 31, 2023	December 31, 2022
Redemption Term
Due in 1 year or less	$148.4	$145.4
Due after 1 year through 5 years	628.3	618.9
Due after 5 years through 15 years	1,705.2	1,663.4
Thereafter	2,161.7	2,101.0
Total unpaid principal balance (1)	$4,643.6	$4,528.7
Other adjustments, net (2)	57.2	65.4
Total mortgage loans held for portfolio	$4,700.8	$4,594.1
Allowance for credit losses on mortgage loans	(3.0)	(3.2)
Mortgage loans held for portfolio, net	$4,697.8	$4,590.9
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

    Foregone interest represents income the Bank would have recorded if the loan was paying according to its contractual terms. Foregone interest was immaterial for the Bank’s mortgage loans for both 2023 and 2022.

The Bank continues to accrue interest on its government-insured or -guaranteed mortgage loans after becoming 90 days or more delinquent. The amount of mortgage loans 90 days or more delinquent and still accruing interest was $2.1 million and $3.1 million at December 31, 2023 and December 31, 2022, respectively.

The performance of the mortgage loans in the Bank’s MPF Program was stable compared to December 31, 2022, and the MPF Original portfolio continues to outperform the market based on national delinquency statistics. As of December 31, 2023, the Bank’s seriously delinquent mortgage loans (90 days or more delinquent or in the process of foreclosure) represented 0.3% of the MPF Original portfolio, 1.3% of the MPF Plus portfolio and 0.5% of the MPF 35 portfolio, compared with 0.3%, 1.2%, and 0.5%, respectively, at December 31, 2022.

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

The following table presents the balance of the MPF CE structure as of December 31, 2023 and 2022.

	December 31, 2023		December 31, 2022
(in millions)	FLA	Available CE	FLA	Available CE
MPF Original	$8.6	$75.5	$8.1	$72.2
MPF 35	18.8	135.5	17.7	122.8
MPF Plus	14.9	1.1	14.9	1.6
Total	$42.3	$212.1	$40.7	$196.6

The following table presents certain metrics and ratios related to the Bank’s mortgage loans held for portfolio. The ratios in the table below are reported after the application of CE.

	Year ended December 31,
(dollars in millions)	2023	2022
Average mortgage loans outstanding during the period (UPB)	$4,555.4	$4,580.8
(Charge-offs) Recoveries, net(1)	$(0.2)	$0.3
Net charge-offs (recoveries) to average loans outstanding during the period	—%	(0.01)%

(dollars in millions)	December 31, 2023	December 31, 2022
Mortgage loans held for portfolio (UPB)	$4,643.6	$4,528.7
Nonaccrual loans (UPB)	$22.7	$21.3
ACL on mortgage loans held for portfolio	$3.0	$3.2
ACL to mortgage loans held for portfolio	0.06%	0.07%
Nonaccrual loans to mortgage loans held for portfolio	0.49%	0.47%
ACL to nonaccrual loans	13.28%	15.24%
Note:
(1) Net charge-offs that the Bank does not expect to recover through CE receivable.

The ACL on mortgage loans decreased by $0.2 million during 2023. Changes in the ACL are typically not significant, as expected credit losses are reduced by the CE available to absorb losses on the loans in accordance with the credit structure of the MPF Program.

    Real Estate Owned (REO). When a PFI or servicer forecloses on a delinquent mortgage loan, the Bank reclassifies the carrying value of the loan to other assets as REO at fair value less estimated selling expenses. If the fair value of the REO property is lower than the carrying value of the loan, then the difference to the extent such amount is not expected to be recovered through recapture of performance-based CE fees is recorded as a charge-off to the ACL. The fair value less estimated costs to sell the property becomes the new cost basis for subsequent accounting. If the fair value of the REO property is higher than the carrying value of the loan, then the REO property is recorded at fair value less estimated selling costs. This is rare as the Bank believes this situation would require additional validation of the fair value. The servicer is charged with the responsibility for disposing of real estate on defaulted mortgage loans on behalf of the Bank. Once a property has been sold, the servicer presents a summary of the gain or loss for the individual mortgage loan to the master servicer for reimbursement of any loss. Gains on the sale of REO property are held and offset by future losses in the pool of loans, ahead of any remaining balances in the FLA. Losses are deducted from the FLA, if it has not been fully used. The amount of REO was immaterial at both December 31, 2023 and December 31, 2022.

Cash and Investments. The Bank’s strategy is to maintain its short-term liquidity position in part to be able to meet members’ advance demand and Bank regulatory liquidity requirements. Excess cash is typically invested in overnight investments. The Bank also maintains an investment portfolio to enhance earnings. These investments may be classified as trading, AFS or HTM.

The Bank maintains a liquidity portfolio comprised of cash, interest-bearing deposits, Federal funds sold, securities purchased under agreements to resell, and U.S. Treasury obligations classified as trading or AFS. The liquidity portfolio totaled $15.3 billion at December 31, 2023 and $14.0 billion at December 31, 2022, an increase of $1.3 billion.

The Bank's investment portfolio, excluding those investments included in the liquidity portfolio, is comprised of trading, AFS and HTM investments. The investments must meet the Bank's risk guidelines and certain other requirements, such as yield. The Bank's investment portfolio totaled $12.7 billion at December 31, 2023 and $8.1 billion at December 31, 2022. During 2023, the Bank was able to grow its MBS portfolio due to the combination of increased capacity resulting from increased capital and widening of mortgage spreads.

Investment securities, defined as all trading, AFS, and HTM securities, totaled $16.4 billion at December 31, 2023, compared to $13.4 billion at December 31, 2022. Details of the investment securities portfolio follow.

	Carrying Value
	December 31,
(in millions)	2023	2022
Trading securities:
Non-MBS:
Government-sponsored enterprises (GSE)	$217.7	$214.0
Total trading securities	$217.7	214.0
AFS securities:
Non-MBS:
U.S. Treasury obligations	$3,676.0	$5,232.5
GSE and Tennessee Valley Authority (TVA) obligations	983.3	1,125.7
State or local agency obligations	174.1	170.3
MBS:
U.S. obligations single-family	1,538.4	483.0
GSE single-family	2,047.8	1,881.0
GSE multifamily	6,277.5	3,155.8
Private label	125.8	142.3
Total AFS securities	$14,822.9	12,190.6
HTM securities:
MBS:
U.S. obligations single-family	$609.0	$162.4
GSE single-family	440.8	435.1
GSE multifamily	245.5	305.3
Private label	44.5	53.7
Total HTM securities	$1,339.8	$956.5
Total investment securities	$16,380.4	$13,361.1

The following table presents the composition of investment securities and investments, assuming no principal prepayments, as of December 31, 2023 and December 31, 2022. Contractual maturity of MBS is not a reliable indicator of their expected life because borrowers generally have the right to prepay their obligation at any time.

	December 31, 2023
(dollars in millions)	Due in 1 year or less	Due after 1 year through 5 years	Due after 5 years through 10 years	Due after 10 years	Net Carrying Value
AFS securities:
Non-MBS:
U.S. Treasury obligations	$25.0	$3,453.2	$197.8	$—	$3,676.0
GSE and TVA obligations	75.5	566.2	341.6	—	983.3
State or local agency obligations	—	4.9	54.6	114.6	174.1
MBS:
U.S. obligations single-family	—	—	—	1,538.4	1,538.4
GSE single-family	—	11.4	98.5	1,937.9	2,047.8
GSE multifamily	10.8	1,456.0	4,810.7	—	6,277.5
Private label	—	—	2.2	123.6	125.8
Total AFS securities	$111.3	$5,491.7	$5,505.4	$3,714.5	$14,822.9
Yield on AFS Securities(1)	2.87%	2.25%	4.77%	5.91%	4.08%
HTM securities:
MBS:
U.S. obligations single-family	$—	$—	$3.0	$606.0	$609.0
GSE single-family	—	3.1	3.0	434.7	440.8
GSE multifamily	—	245.5	—	—	245.5
Private label	—	—	13.2	31.3	44.5
Total HTM securities	$—	$248.6	$19.2	$1,072.0	$1,339.8
Yield on HTM securities(1)	—%	3.87%	5.24%	4.60%	4.47%
Note:
(1) Yield excludes the impact of derivatives in a hedging relationship.

	December 31, 2022
(dollars in millions)	Due in 1 year or less	Due after 1 year through 5 years	Due after 5 years through 10 years	Due after 10 years	Net Carrying Value
AFS securities:
Non-MBS:
U.S. Treasury obligations	$1,398.1	$2,148.9	$1,685.5	$—	$5,232.5
GSE and TVA obligations	162.0	483.5	462.0	18.2	1,125.7
State or local agency obligations	0.2	—	58.8	111.3	170.3
MBS:
U.S. obligations single-family	—	—	—	483.0	483.0
GSE single-family	0.2	20.6	67.4	1,792.8	1,881.0
GSE multifamily	13.0	375.6	2,758.2	9.0	3,155.8
Private label	—	—	—	142.3	142.3
Total AFS securities	$1,573.5	$3,028.6	$5,031.9	$2,556.6	$12,190.6
Yield on AFS Securities (1)	0.72%	1.59%	3.15%	4.98%	2.83%
HTM securities:
MBS:
U.S. obligations single-family	$—	$—	$—	$162.4	$162.4
GSE single-family	—	5.9	3.7	425.5	435.1
GSE multifamily	58.6	246.7	—	—	305.3
Private label	0.1	—	5.0	48.6	53.7
Total HTM securities	$58.7	$252.6	$8.7	$636.5	$956.5
Yield on HTM securities(1)	2.69%	3.93%	3.87%	3.15%	3.32%
Note:
(1) Yield excludes the impact of derivatives in a hedging relationship.

For additional information on the credit risk of the investment portfolio, see the Credit and Counterparty Risk - Investments discussion in the Risk Management section of this Item 7. Management’s Discussion and Analysis in this Form 10-K.

ACL - Investments. The Bank invests in interest-bearing deposits and Federal funds sold which are unsecured investments. The Bank also invests in securities purchased under agreements to resell which are secured investments. At December 31, 2023 and December 31, 2022, these investments were repaid according to the contractual terms. No ACL was recorded for these assets at December 31, 2023.

AFS securities are evaluated quarterly for expected credit losses on an individual security basis. In assessing whether a credit loss exists, the Bank considers whether there would be a shortfall in receiving all cash flows contractually due. The allowance is limited to the amount of the AFS security’s unrealized loss, if any. If the AFS security is in an unrealized gain position, the ACL is zero. The ACL on AFS private label MBS was $12.0 million, at December 31, 2023 and $8.5 million at December 31, 2022 driven primarily by private label MBS classified as AFS due to decline in market values.

HTM securities are evaluated quarterly for expected credit losses on a pool basis unless an individual assessment is deemed necessary because the securities do not possess similar risk characteristics. An ACL is recorded with a corresponding adjustment to the provision (reversal) for credit losses. There was no ACL at December 31, 2023 and December 31, 2022.

For additional information on the allowance methodology, see Note 4 - Investments in this Form 10-K.

Liabilities and Capital

Deposits. The Bank offers demand, overnight and term deposits for members and qualifying nonmembers. Total deposits at December 31, 2023 increased to $636.7 million from $553.3 million at December 31, 2022. Interest-bearing deposits classified as demand and overnight pay interest based on a daily interest rate. The average balances of deposits were $693.5 million, $877.2 million, and $1,184.6 million and the weighted-average interest rates paid on interest bearing deposits were 5.03% , 1.38% and 0.03% during 2023, 2022 and 2021, respectively. Term deposits pay interest based on a fixed rate determined at the issuance of the deposit. The Bank had no term deposits during 2023, 2022 and 2021.

Factors that generally influence deposit levels include turnover in members’ investment securities portfolios, changes in member demand for liquidity driven by member institution deposit growth, the slope of the yield curve and the Bank’s deposit pricing compared to other short-term money market rates. Fluctuations in this source of the Bank’s funding are typically offset by changes in the issuance of consolidated obligation discount notes. The Act requires the Bank to have assets, referred to as deposit reserves, invested in obligations of the United States, deposits in eligible banks or trust companies or loans with a maturity not exceeding five years, totaling at least equal to the current deposit balance. As of December 31, 2023 and 2022, excess deposit reserves were $82.7 billion and $75.1 billion, respectively.

    Consolidated Obligations. Consolidated obligations consist of bonds and discount notes. The Bank's consolidated obligations totaled $104.5 billion at December 31, 2023, an increase of $14.3 billion from December 31, 2022. The overall increase in consolidated obligations outstanding is consistent with the increased advance balances. At December 31, 2023, the Bank’s bonds outstanding increased to $90.8 billion compared to $56.5 billion at December 31, 2022. Discount notes outstanding at December 31, 2023 decreased to $13.7 billion from $33.7 billion at December 31, 2022. The funding mix shifted towards callable bonds as the Bank capitalized on favorable funding spreads.

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

The following table provides information on consolidated obligations by product type and contractual maturity at December 31, 2023 and December 31, 2022.

(in millions)	December 31, 2023	December 31, 2022
Discount Notes
Overnight	$18.1	$880.0
Due after 1 day through 30 days	4,286.6	6,497.8
Due after 30 days through 90 days	5,863.2	21,764.8
Due after 90 days though 1 Year	3,638.2	4,864.5
Total par value	$13,806.1	$34,007.1

Fixed-rate, non-callable
Due in 1 year or less	$21,804.6	$11,341.5
Due after 1 year through 3 years	4,051.4	7,130.1
Due after 3 years through 5 years	2,137.7	999.1
Thereafter	903.6	1,412.1
Total par value	$28,897.3	$20,882.8

Fixed-rate, callable
Due in 1 year or less	$18,469.0	$4,137.5
Due after 1 year through 3 years	8,417.5	6,552.0
Due after 3 years through 5 years	2,163.0	6,419.0
Thereafter	2,086.0	1,992.0
Total par value	$31,135.5	$19,100.5

Variable- rate, non-callable
Due in 1 year or less	$14,183.0	$14,148.0
Due after 1 year through 3 years	7,440.9	260.0
Total par value	$21,623.9	$14,408.0

Variable- rate, callable
Due in 1 year or less	$7,715.0	$—
Total par value	$7,715.0	$—

Step-up, non-callable
Due in 1 year or less	$100.0	$90.0
Due after 1 year through 3 years	576.0	101.0
Due after 3 years through 5 years	45.0	320.0
Thereafter	—	15.0
Total par value	$721.0	$526.0

Step-up, callable
Due in 1 year or less	$307.0	$1,031.0
Due after 1 year through 3 years	781.0	712.0
Due after 3 years through 5 years	95.0	670.0
Thereafter	130.0	185.0
Total par value	$1,313.0	$2,598.0
Total par balance	$105,211.8	$91,522.4
Other Adjustments (1)	$(727.2)	$(1,305.5)
Total consolidated obligations	$104,484.6	$90,216.9
    Note:
(1)Consists of premiums, discounts, and hedging and other adjustments.

For additional information on the Bank’s consolidated obligations, refer to Note 9 to the audited financial statements in Item 8. Financial Statements and Supplementary Data in this Form 10-K.

Commitments and Off-Balance Sheet Items. As of December 31, 2023, the Bank was obligated to fund approximately $0.0 million in additional advances, $30.0 million of mortgage loans and to issue $78.0 million in consolidated obligations. In addition, the Bank had $28.8 billion in outstanding standby letters of credit as of December 31, 2023. The Bank does not consolidate any off-balance sheet special purpose entities or other off-balance sheet conduits.

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

Capital and Retained Earnings. The Bank’s return on average equity was 10.65% at December 31, 2023 and 6.33% at December 31, 2022. Capital adequacy, including the level of retained earnings, is monitored through the evaluation of market value of equity to par value of capital stock (MV/CS) as well as other risk metrics. Details regarding these metrics are discussed in the Risk Management portion in Item 7. Management’s Discussion and Analysis in this Form 10-K.

The Bank’s capital stock is owned by its members and former members. The concentration of the Bank’s capital stock by institution type is presented below.

(dollars in millions)	December 31, 2023		December 31, 2022
Commercial banks	125	$3,576.5	130	$3,045.3
Savings institutions	48	157.2	49	172.9
Insurance companies	41	75.3	38	91.8
Credit unions	67	111.2	63	118.0
Community Development Financial Institutions	2	0.3	2	0.4
Total member institutions / total GAAP capital stock	283	$3,920.5	282	$3,428.4
Mandatorily redeemable capital stock		27.9		27.8
Total capital stock		$3,948.4		$3,456.2
    The total number of members as of December 31, 2023 increased by one compared to December 31, 2022. The Bank added eight new members and lost seven members. Three members merged with another institution within the Bank's district and three members merged its charter with an entity outside the Bank's district. One member relocated their principal place of business outside the Bank's district.

The following tables present member holdings of 10% or more of the Bank’s total capital stock including mandatorily redeemable capital stock outstanding as of December 31, 2023 and December 31, 2022.

(dollars in millions)	December 31, 2023
Member	Capital Stock	% of Total
PNC Bank, N.A., Wilmington, DE(1)	$1,545.0	39.1%
TD Bank, N.A., Wilmington, DE	$436.2	11.1%

(dollars in millions)	December 31, 2022
Member	Capital Stock	% of Total
PNC Bank, N.A., Wilmington, DE(1)	$1,308.0	38.2%
TD Bank, N.A., Wilmington, DE	$533.1	15.6%
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

The Bank developed a framework for evaluating retained earnings adequacy, consistent with regulatory guidance and requirements. Retained earnings are intended to cover unexpected losses and protect members’ par value of capital stock. The framework also assists management in its overall analysis of the level of future dividends. The framework includes four risk elements that comprise the Bank’s total retained earnings target: (1) market risk; (2) credit risk; (3) operational risk; and (4) accounting risk. The retained earnings target generated from this framework is sensitive to changes in the Bank’s risk profile, whether favorable or unfavorable. The framework generated a retained earnings target of $634 million as of December 31, 2023.

In addition to the retained earnings target, the Bank considers the amount of retained earnings needed for compliance with the regulatory minimum capital-to-asset ratio of 4% to determine an overall retained earnings need. The Bank’s overall retained earnings need is $1,316 million as of December 31, 2023.

The following table presents retained earnings information for the current and prior year.

(in millions)	December 31, 2023	December 31, 2022
Unrestricted Retained Earnings	$1,216.3	$1,037.2
Restricted Retained Earnings (RRE)	615.4	499.0
Total Retained Earnings	$1,831.7	$1,536.2

Retained earnings increased $295.5 million compared to December 31, 2022. The increase reflected net income that was partially offset by dividends paid. For additional information, see Note 11 - Capital in this Form 10-K.

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

	Year ended December 31,
	2023	2022	2021
Dividends (in millions)	$286.1	$89.2	$64.4
Dividends per share	$7.42	$4.18	$5.12
Dividend payout ratio(1)	49.20%	39.30%	74.83%
Weighted average dividend rate(2)	7.76%	5.45%	4.70%
Average Fed Funds rate	5.03%	1.68%	0.08%
Dividend spread to Fed Funds	2.73%	3.77%	4.62%
Notes:
(1) Represents dividends declared as a percentage of net income for the respective periods presented.
(2) Weighted average dividend rate is the dividend amount paid during the period divided by the average daily balance of prior period capital stock for the eligible dividends.

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

	December 31,
(in millions)	2023	2022
Permanent capital:
Capital stock (1)	$3,948.4	$3,456.2
Retained earnings	1,831.7	1,536.2
Total permanent capital	$5,780.1	$4,992.4

RBC requirement:
Credit risk capital	$219.3	$211.8
Market risk capital	356.3	127.5
Operations risk capital	172.7	101.8
Total RBC requirement	$748.3	$441.1
Excess permanent capital over RBC requirement	$5,031.8	$4,551.3
Note:
(1) Capital stock includes mandatorily redeemable capital stock.

    The increase in the total RBC requirement as of December 31, 2023 is mainly related to the increase in the market risk capital and operational risk requirements. The increase was primarily driven by the increase in member advance activity during 2023 along with changes in the regulatory market risk scenarios including the incorporation of SOFR specific shocks. The Bank continues to maintain significant excess permanent capital over the RBC requirement. The increase in permanent capital and excess permanent capital was driven by the increase in capital stock associated with higher advance levels.

On December 13, 2023, the Bank received final notification from the Finance Agency that it was considered “adequately capitalized” for the quarter ended September 30, 2023. As of the date of this filing, the Bank has not received final notice from the Finance Agency regarding its capital classification for the quarter ended December 31, 2023.

Credit Risk Capital. The Bank’s credit risk capital requirement is the sum of credit risk capital charges computed for assets, off-balance sheet items, and derivative contracts based on the credit risk percentages assigned to each item as determined by the Finance Agency. Credit risk amounts for private-label MBS and MPF assets are based upon projected losses from the simulation of stressed house price levels provided by the Finance Agency.

Market Risk Capital. The Bank’s market risk capital requirement is the market value of the Bank’s portfolio at risk of loss due to adverse movements in interest rates as of the measurement calculation date. The Bank calculates the market value of its portfolio at risk using a market risk model that is subject to annual independent validation.

The market risk component of the overall RBC framework is designed around a “stress test” approach. Simulations of hundreds of historical market interest rate scenarios provided by the Finance Agency are generated and, under each scenario, the hypothetical beneficial/adverse effects on the Bank’s current market value of equity are determined. The hypothetical beneficial/adverse effect associated with each historical scenario is calculated by simulating the effect of each set of market conditions upon the Bank’s current risk position, which reflects current assets, liabilities, derivatives and off-balance sheet commitment positions as of the measurement date. From the resulting simulated scenarios, the average of the five largest deteriorations in market value of capital represents the market value risk component of the Bank’s regulatory RBC requirement.

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

Critical Accounting Estimates

The preparation of financial statements in accordance with GAAP requires management to make a number of judgments, estimates, and assumptions that affect the reported amounts of assets, liabilities, income and expense. To understand the Bank's financial position and results of operations, it is important to understand the Bank's most significant accounting policies and the extent to which management uses judgment, estimates and assumptions in applying those policies. The Bank's critical accounting estimates related to the Bank’s:

•fair value estimates of interest rate related derivatives and hedged items; and
•accounting for derivatives in a hedging relationship.

Fair Value Estimates of Interest Rate Related Derivatives and Hedged Items. The fair value of interest rate related derivatives and hedged items is estimated using standard valuation techniques such as discounted cash flow analysis and comparisons to similar instruments. Derivatives are recognized on the Statements of Condition at fair value and the hedged items are recognized on the Statements of Condition at benchmark fair value. At December 31, 2023 and 2022, the total notional amount of derivatives was $85.4 billion and $72.2 billion, respectively.

The discounted cash flow analysis (i.e., pricing model) used to determine the fair value of derivatives and hedged items may have a significant effect on the reported fair values of assets and liabilities and the income and expense related thereto. These assumptions are highly subjective and are based on the best estimates of management regarding the amount and timing of future cash flows, volatility of interest rates and the selection of discount rates that appropriately reflect market and credit risks. The use of different assumptions, as well as changes in market conditions, could result in a material impact to the Bank’s financial results, including reported carrying values and increased earnings volatility.

To estimate the fair value of interest rate related derivatives, the pricing model utilizes market-observable inputs (inputs that are actively quoted and can be validated to external sources). Inputs are as follows:

•Discount rate assumption. SOFR curve for cleared derivatives and SOFR uncleared derivatives, Overnight Index Swap (OIS) curve for all other uncleared derivatives;
•Forward interest rate assumption (rates projected in order to calculate cash flows through the designated term of the hedge relationship). OIS curve or SOFR curve;
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

The Bank regularly validates its pricing models that use discounted cash flows. Such model validations are performed by the Bank’s model risk management department, which is separate from the model owner. In addition, the Bank benchmarks model-derived fair values to those provided by third-parties or alternative internal valuation models and applies thresholds at the trade and portfolio levels. The benchmarking analysis is performed by a group that is separate from the model owner. Results of the model validations and benchmarking analyses, as well as changes to the valuation methodologies and inputs, are reported to the Bank’s Asset and Liability Committee (ALCO) (or subcommittee of), which is responsible for overseeing market risk.

Accounting for Derivatives in a Hedging Relationship. The Bank uses derivative instruments as part of its risk management activities to protect the value of certain assets, liabilities and future cash flows against adverse interest rate movements. The Bank is prohibited by Finance Agency regulation from entering into hedging relationships for speculative purposes.

The accounting for derivatives is subject to complex accounting rules and strict documentation requirements. Proper application of these rules and requirements permits the Bank to utilize the favorable accounting treatment provided by hedge accounting. Not receiving hedge accounting could have a material impact on the Bank’s financial results, including increased earnings volatility.

Derivatives in a hedging relationship are recognized on the Statements of Condition at fair value, with changes recognized in earnings and the hedged items are recognized on the Statements of Condition at fair value. Changes in the fair value of these derivatives and the related hedged items are recorded in net interest income in the same line as the hedged items. The change in fair value of the derivatives and hedged items should effectively offset, which reduces earnings volatility. For example, gains (losses) on these derivatives were $112.2 million, $(51.2) million, and $219.2 million offset by (losses) gains on hedged items of $(114.5) million, $53.5 million, and $(221.1) million for the years ended December 31, 2023, 2022, and 2021, respectively.

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

Recent Accounting Developments. See Note 2 - Changes in Accounting Principle and Recently Issued Accounting Standards and Interpretations to the audited financial statements in Item 8. Financial Statements and Supplementary Data in this Form 10-K. Note 2 contains information on new accounting pronouncements impacting the 2023 financial statements or that will become effective for the Bank in future periods.

Legislative and Regulatory Developments

Significant regulatory actions and developments for the period covered by this report are summarized below.

Finance Agency’s Review and Analysis of the Federal Home Loan Bank System

Commencing in the fall of 2022, and over a period of several months, the Finance Agency undertook a review and analysis of the FHLBank System, in part through a series of public listening sessions, regional roundtable discussions, and receipt of comments from stakeholders and the public. This review covered such areas as the FHLBanks’ mission and purpose in a changing marketplace; their organization, operational efficiency, and effectiveness; their role in promoting affordable, sustainable, equitable, and resilient housing and community investment; their role in addressing the unique needs of rural and financially vulnerable communities; member products, services, collateral requirements; and membership eligibility and requirements.

On November 7, 2023, the Finance Agency issued a written report titled “FHLBank System at 100: Focusing on the Future,” presenting its review and analysis of the FHLBank System and the actions and recommendations that it plans to pursue in service of its vision for the future of the FHLBank System. The report focused on four broad themes: (1) the mission of the FHLBank System; (2) the FHLBank System as a stable and reliable source of liquidity; (3) housing and community development; and (4) FHLBank System operational efficiency, structure, and governance. The Finance Agency expects its initiative to continue as a multi-year, collaborative effort with the FHLBanks, their member institutions, and other stakeholders to address the recommended actions in the report and has stated that it can implement some of the recommendations from the report through ongoing supervision, guidance, or rulemaking, as well as through statutory changes by proposing specific requests for Congressional action.

Among other things, the Finance Agency has indicated that it plans to:

•Update and clarify its regulatory statement of the FHLBanks’ mission to explicitly incorporate its view of the core objectives of the FHLBanks’ mission, which are (1) providing stable and reliable liquidity to members, and (2) supporting housing and community development;
•Clarify the FHLBanks’ liquidity role and take steps that the Finance Agency believes will better position the FHLBanks to perform their liquidity function, including enhancing Finance Agency oversight of FHLBank credit risk evaluation of their members and establishing protocols for large depository members to borrow from the Federal Reserve discount window;
•Expand the FHLBanks’ housing and community development focus by requiring the establishment of mission-oriented collateral programs, re-evaluating the definition of long-term advances, exploring revisions to the Community Support Requirements, and reviewing the Affordable Housing Programs (AHP), Community Investment Programs, and Community Investment Cash Advance Programs to encourage greater use in a safe and sound manner. The Finance Agency will also recommend that Congress consider amending the FHLBank Act to at least double the statutory minimum required annual AHP contributions by the FHLBanks; and
•Review the FHLBanks’ operational efficiencies through encouraging collaboration among the FHLBanks, evaluating the size and structure of FHLBank boards, considering the structure of FHLBank districts and composition of their membership, and studying whether realignment or consolidation are necessary for the efficiency of the FHLBank System.

The Bank is continuing to evaluate the report and is not able to predict what actions will ultimately result from the Finance Agency’s recommendations in the report, the timing of these actions, the extent of any changes to the Bank or the FHLBank System, or the ultimate effect on the Bank or the FHLBank System in the future. The Bank plans to continue to engage with the Finance Agency and other stakeholders to ensure that the FHLBank System remains well positioned to serve their members and their communities. For a further discussion of related risks, see Part I. Item 1A. Risk Factors – Business Risk – Changes in the legislative and regulatory environment could negatively affect the Bank’s business, operations and financial condition and members’ investment in the Bank.

Federal Reserve Bank Term Funding Program

On March 12, 2023, in response to prevailing concerns about the ability of banks to meet the needs of depositors, the Federal Reserve announced the implementation of a Bank Term Funding Program (BTFP). The BTFP is an additional source of liquidity for eligible borrowers, including any U.S. federally insured depository institution or U.S. branch or agency of a foreign bank that is eligible for primary credit with the Federal Reserve. The BTFP offers up to one-year term loans to be secured by eligible collateral owned by eligible borrowers as of March 12, 2023. Such loans can be requested until March 11, 2024. The BTFP is subject to $25 billion in credit protection by the U.S. Department of Treasury. On January 24, 2024, the Federal Reserve announced that the BTFP will cease making new loans as scheduled on March 11, 2024.

Consumer Financial Protection Bureau (CFPB) Final Rule

On March 30, 2023, the CFPB issued a final rule requiring certain covered financial institutions to collect and report small business lending data. Small businesses are businesses with $5 million or less in gross annual revenue in the preceding fiscal year. An FHLBank will be subject to data collection and reporting obligations if the FHLBank has originated a minimum of 100 “covered credit transactions” to small businesses in each of the two preceding calendar years. The final rule implements phased-in compliance dates, beginning on October 1, 2024, based on the number of originations the covered financial institution makes to small businesses within a specified timeframe. The Bank is assessing to which extent the obligations will be triggered for the Bank and what operational changes will be necessary for compliance. While the Bank is still analyzing the impact of the final rule, it does not believe these changes will have a material effect on its financial condition or results of operations. Under a federal court order in a related litigation, the CFPB has been enjoined from implementing and enforcing the final rule against covered financial institutions nationwide and all deadlines for compliance with the final rule have been stayed.

Finance Agency Proposed Rule on Fair Lending, Fair Housing, and Equitable Housing Finance Plans

On April 26, 2023, the Finance Agency published a proposed rule that specifies requirements related to FHLBank compliance with fair housing and fair lending laws and prohibitions on unfair or deceptive acts or practices. The fair housing and fair lending laws would be the Fair Housing Act, the Equal Credit Opportunity Act, and those acts’ implementing regulations. Further, the proposed rule would outline the Finance Agency’s enforcement authority. The Bank is evaluating the potential impact of the proposed rule on the Bank and its operations, such as additional data collection and reporting obligations.

Office of the Comptroller of the Currency, Federal Reserve, and Federal Deposit Insurance Corporation Joint Proposed Rule to Revise Capital Requirements for Certain Large Banking Organizations

On September 18, 2023, the Office of the Comptroller of the Currency, the Board of Governors of the Federal Reserve, and the Federal Deposit Insurance Corporation published a joint notice of proposed rulemaking that would substantially revise the regulatory capital requirements applicable to certain large banking organizations and banking organizations with significant trading activity (Covered Banks), generally consistent with changes to international capital standards issued by the Basel Committee on Banking Supervision, known as Basel III. The proposed rulemaking will amend the calculation of risk-based capital requirements in an attempt to better reflect the risks of these banking organizations’ exposures, reduce the complexity of the framework, enhance the consistency of requirements across these banking organizations, and facilitate more effective supervisory and market assessments of capital adequacy. For certain collateralized transactions under existing capital requirements, debt securities issued by a government-sponsored enterprise (GSE) such as the FHLBanks are afforded a lower market price volatility haircut than higher risk non-GSE investment-grade securities. The proposed rules would increase the market price volatility haircuts applicable to debt securities of the GSEs (including the FHLBanks) by applying to these debt securities the same haircuts as non-GSE investment-grade securities. The Bank continues to evaluate the potential impact of the proposed rulemaking on its financial condition and results of operation. The proposed change to market price volatility haircuts applicable to debt securities of the FHLBanks may harm liquidity for FHLBank debt securities in the market, impact general demand for FHLBank debt securities, and increase the FHLBanks’ cost of funding due to potential higher interest rates as a result of the foregoing. The proposal was open for public comment through January 16, 2024.

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

Committee Title	Major Responsibilities
Audit	•Legal and regulatory compliance •Integrity of internal and external financial reporting •Oversight of the internal and external audit functions
Diversity, Equity & Inclusion*	•Oversight of diversity, equity and inclusion strategy and performance
Enterprise Risk Management*	•Focus on the Bank’s comprehensive risk appetite and position •Risk issues that are significant for several committees •Updates on regulatory issues
Finance	•Balance Sheet Management •Oversight of market events and risk activities over interest rate, pricing, liquidity, funding and hedging and counterparty risk
Governance & Public Policy	•Develop and maintain best practices in governing the Bank •Keep abreast of public policy issues impacting Bank’s mission and purpose
Human Resources	•Oversight on strategies and policies around total rewards and culture •Workforce related components of the Diversity, Equity and Inclusion strategic plan
Membership, Credit and Community Investment	•Member credit risk and collateral management •Mortgage Credit (MPF) •AHP
Operational Risk	•Oversight of operating risks including compliance, fraud and Bank-wide risk assessment •Oversight of risks related to information technology, continuity, model and cyber risk
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

The following table describes the Management Committees which provide oversight and operational support in managing risks.

Committee Title	Major Responsibilities
Asset/Liability	•Reviews and approves financial management strategies and decisions •Oversight of market events and risk activities over interest rate, pricing, liquidity, funding and hedging risks
Market Risk	•Sub-Committee of Asset/Liability Committee •Oversees and analyzes trends in market risk positions and fair market value pricing
Risk Management	•Bank-wide oversight of the Bank’s primary risks •Approves key overarching risk policies and Bank objectives to manage risk
Operational Risk Management	•Sub-Committee of Risk Management Committee •Oversight of specific technology and operational risks
Executive	•Manages Strategic and reputation risk •Oversight of project, succession and diversity compliance risks
Membership Credit Risk	•Oversees member credit and collateral risk •Mortgage credit (MPF)
Membership and Community	•Oversees member business activity •Oversees community investment products and services

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

The current Board-approved floor for MV/CS is 90.0%. MV/CS is measured against the floor monthly. When MV/CS is below the established floor, excess capital stock repurchases and dividend payouts are restricted. The MV/CS ratio was 142.7% at December 31, 2023 and 137.1% at December 31, 2022. The increase was primarily due to the growth in retained earnings which outweighed the increase in capital stock as a result of higher advances.

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

The Bank’s Market Risk Model. Significant resources are devoted to ensuring that the level of market risk in the balance sheet is accurately measured, thus allowing management to monitor the risk against policy and regulatory limits. The Bank uses externally developed models to evaluate its financial position and market risk. One of the most critical market-based models relates to the prepayment of principal on mortgage-related instruments. Management regularly reviews the major assumptions and methodologies used in its models, as well as the performance of the models relative to empirical results, so that appropriate changes to the models can be made. Economic conditions, such as market liquidity and Federal Reserve actions to adjust short-term interest rates, may impact the performance of the Bank’s models used to measure market risk. Management considers the impact of current economic conditions on key market risk measures and makes changes as deemed appropriate.

The Bank regularly validates the models used to measure market risk. Such model validations are performed by the Bank’s model risk management department, which is separate from the model owner. These model validations may include third-party specialists when appropriate. The model validations are supplemented by performance monitoring by the model owner which is reported to the Bank’s model risk management department. In addition, the Bank benchmarks model-derived fair values to those provided by third-party services or alternative internal valuation models. The benchmarking analysis is performed by a group that is separate from the model owner. Results of the model validations and benchmarking analysis, as well as any changes to the valuation methodologies and inputs, are reported to the Bank’s ALCO (or subcommittee of), which is responsible for overseeing market risk.

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

The following table presents the Bank's duration of equity exposure at December 31, 2023 and December 31, 2022.

(in years)	Down 200 basis points	Down 100 basis points	Base Case	Up 100 basis points	Up 200 basis points
Duration of Equity:
December 31, 2023	0.9	0.7	0.7	0.9	1.1
December 31, 2022	0.7	0.9	1.0	1.1	1.3

    Duration of equity exposure at December 31, 2023 was comparable to December 31, 2022. The slight reduction is most scenarios was primarily due to balance sheet management. The Bank regularly monitors the mortgage and related fixed-income markets, including the impact that changes in the market or anticipated modeling changes may have on duration of equity and other market risk measures and may take actions to reduce market risk exposures as needed.

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

        Management uses both parallel and non-parallel rate scenarios to assess interest rate risk. The steeper and flatter yield curve shift scenarios are represented by appropriate increases and decreases in short-term and long-term interest rates using the three-year point on the yield curve as the pivot point. Given the continued increase in short-term interest rates during 2023, the Bank replaced the down 100 bps parallel shock with a down 200 bps parallel shock.

ROE Spread Volatility Increase/(Decline)
(in basis points)	Down 200 bps Parallel Shock	Down 100 bps Parallel Shock	Down 100 bps Longer Term Rate Shock	100 bps Steeper	100 bps Flatter	Up 200 bps Parallel Shock
December 31, 2023	(11)	N/A	12	(11)	17	11
December 31, 2022	N/A	1	(1)	2	(7)	(24)

    Changes in ROE spread volatility in 2023, primarily reflect lower fixed rate asset exposure as compared to the prior year-end. For each scenario, the Board's limit on the decline in ROE spread is set at no greater than 100 basis points. The Bank was in compliance with the ROE spread volatility limit across all selected interest rate shock scenarios at December 31, 2023 and December 31, 2022.

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

Derivatives and Hedging Activities. Members may obtain loans through a variety of product types that include features such as variable- and fixed-rate coupons, overnight to 30-year maturities, and bullet or amortizing redemption schedules. The Bank funds loans primarily through the issuance of consolidated obligation bonds and discount notes. The terms and amounts of these consolidated obligations and the timing of their issuance is determined by the Bank and is subject to investor demand as well as FHLBank System debt issuance policies. The intermediation of the timing, structure, and amount of Bank members’ credit needs with the investment requirements of the Bank’s creditors is made possible by the extensive use of interest rate derivatives. The Bank’s general practice is to simultaneously execute interest rate swaps or other derivative transactions when extending term and option-embedded advances and/or issuing liabilities to convert the instruments’ cash flows to a floating-rate that is indexed to OIS or SOFR. By doing so, the Bank strives to reduce its interest rate risk exposure and preserve the value of, and attempts to earn more stable returns on, its members’ capital investment.

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

Hedged Item/Hedging Instrument	Hedging Objective	Hedge Accounting Designation (1)	Notional Amount at December 31, 2023 (in billions)	Notional Amount at December 31, 2022 (in billions)
Advances
Pay-fixed, receive floating interest rate swap (without options)	Converts the advance’s fixed rate to a variable rate index.	Fair Value	$17.2	$9.6
		Economic	0.9	0.2
Pay-fixed, receive float interest rate swap (with options)	Converts the advance’s fixed rate to a variable rate index and offsets option risk in the advance.	Fair Value	0.3	0.3
Subtotal-advances			$18.4	$10.1

Investments
Pay-fixed, receive floating interest-rate swap	Converts the investment’s fixed rate to a variable-rate index.	Fair Value	$8.0	$6.8
		Economic	0.5	0.4
Interest-rate cap or floor	Offsets the interest-rate cap or floor embedded in a variable rate investment.	Economic	1.5	1.0
Subtotal - investments			$10.0	$8.2

Mortgage Loans
Pay-fixed, receive floating interest rate swap	Converts the mortgage loan’s fixed rate to a variable rate index.	Economic	$0.2	$0.1

Consolidated Obligation Bonds
Receive-fixed, pay floating interest rate swap (without options)	Converts the bond’s fixed rate to a variable rate index.	Fair Value	$17.9	$12.2
		Economic	0.7	0.1
Receive-fixed, pay floating interest rate swap (with options)	Converts the bond’s fixed rate to a variable rate index and offsets option risk in the bond.	Fair Value	34.1	22.4
		Economic	0.3	0.3
Subtotal - consolidated obligation bonds			$53.0	$35.0

Consolidated Obligation Discount Notes
Receive-fixed, pay floating interest rate swap	Converts the discount note’s fixed rate to a variable-rate index.	Fair Value	$3.8	$17.7
		Economic	—	1.1
Subtotal - consolidated obligation discount notes			$3.8	$18.8

Total notional amount			$85.4	$72.2
Note:
(1) The Fair Value designation represents hedging strategies for which qualifying hedge accounting is achieved. The Economic designation represents hedging strategies for which qualifying hedge accounting is not achieved.

Credit and Counterparty Risk - Total Credit Exposure (TCE) and Collateral

TCE. The Bank manages the credit risk of each member on the basis of the member’s total credit exposure (TCE) to the Bank, which includes advances and related accrued interest, fees, basis adjustments and estimated prepayment fees; letters of credit; forward-dated advance commitments; and MPF credit enhancement and related obligations. This credit risk is managed by monitoring the financial condition of borrowers and by requiring all borrowers (and, where applicable in connection with member affiliate pledge arrangements approved by the Bank, their affiliates) to pledge sufficient eligible collateral for all borrower obligations to the Bank as the Bank seeks to cover all potential forms of credit-related exposure with sufficient eligible collateral. At December 31, 2023, aggregate TCE was $109.2 billion, comprised of approximately $78.6 billion in advance principal outstanding, $29.9 billion in letters of credit (including forward commitments) and $0.7 million in accrued interest, prepayment fees, MPF credit enhancement obligations and other fees.

The Bank establishes a maximum borrowing capacity (MBC) for each member based on collateral weightings applied to eligible collateral as described in the Bank’s Member Products Policy. Details regarding this policy are available in the Advance Products discussion in Item 1. Business in this Form 10-K. According to the policy, eligible collateral is weighted so that the collateral value is likely to exceed the amount that may be owed to the Bank in the event of a default. The Bank also has the ability to call for additional or substitute collateral while any indebtedness is outstanding to protect the Bank’s secured position. At December 31, 2023 and December 31, 2022, on a borrower-by-borrower basis, the Bank had a perfected security interest in eligible collateral with an estimated collateral value (after collateral weightings) in excess of the book value of all members’ and nonmember housing associates’ obligations to the Bank.

As part of the assessment of member creditworthiness, the Bank regularly monitors banking system and financial markets for signs of stress, considers events and conditions impacting a member individually or members generally and utilizes qualitative overrides to model internal credit ratings, as appropriate.

The financial condition of all members and eligible non-member housing associates is closely monitored for compliance with financial criteria as set forth in the Bank’s credit policies. The Bank has developed an internal credit rating (ICR) system that calculates financial scores and rates member institutions on a quarterly basis using a numerical rating scale from one to ten, with one being the best rating. Generally, scores are objectively calculated based on financial ratios computed from publicly available data. The scoring system gives the highest weighting to the member’s asset quality and capitalization. Other key factors include earnings and balance sheet composition. Operating results which include net income, liquidity levels and liquidity composition, capital levels, reserve coverage and other factors for the previous four quarters are used. The most recent quarter’s results are given a higher weighting. Additionally, a member’s credit score can be adjusted for various qualitative factors, such as the financial condition of the member’s holding company and impact of member market events. A higher number (i.e., worse) rating indicates that a member exhibits well defined financial weaknesses. Members in these categories are reviewed for potential change to their collateral delivery status and potential limitations on access to Bank products. Other uses of the ICR include the scheduling of collateral verification reviews. Insurance company members are also rated on a ten-point scale with the rating based on both quantitative and qualitative factors. While depository institution member analysis uses standardized regulatory call report data and risk modeling, with qualitative overrides, insurance company credit risk analysis is based on various forms of financial data, including, but not limited to, statutory reporting filed by insurance companies with state insurance regulators, which requires specialized methodologies and dedicated underwriting resources.

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

The following table presents the Bank’s top five financial entities with respect to their TCE at December 31, 2023.

	December 31, 2023
(dollars in millions)	TCE	% of Total
PNC Bank, National Association, DE(1)	$38,258.9	35.0%
TD Bank, National Association, DE(2)	27,092.1	24.8
Ally Bank, UT (3)	8,190.3	7.5
Santander Bank, National Association, DE(4)	6,661.4	6.1
First National Bank of Pennsylvania	3,678.3	3.4
	$83,881.0	76.8%
Other financial institutions	25,346.9	23.2
Total TCE outstanding	$109,227.9	100.0%
Notes:
(1) For Bank membership purposes, principal place of business is Pittsburgh, PA.
(2) For Bank membership purposes, principal place of business is Wilmington, DE.
(3) For Bank membership purposes, principal place of business is Horsham, PA.
(4) For Bank membership purposes, principal place of business is Wilmington, DE, and is a subsidiary of Banco Santander, which is located in Spain.

    Advance Concentration Risk. The following table lists the Bank’s top five borrowers based on advance balances at par as of December 31, 2023.

	December 31, 2023
(dollars in millions)	Advance Balance	% of Total
PNC Bank, National Association, DE(1)	$38,000.0	48.3%
Ally Bank, UT(2)	8,175.0	10.4
Santander Bank, National Association, DE(3)	6,584.8	8.4
TD Bank, National Association, DE(4)	6,500.0	8.3
First National Bank of Pennsylvania	3,100.0	3.9
	$62,359.8	79.3%
Other borrowers	16,287.4	20.7
Total advances	$78,647.2	100.0%
Notes:
(1) For Bank membership purposes, principal place of business is Pittsburgh, PA.
(2) For Bank membership purposes, principal place of business is Horsham, PA.
(3) For Bank membership purposes, principal place of business is Wilmington, DE, and is a subsidiary of Banco Santander, which is located in Spain.
(4) For Bank membership purposes, principal place of business is Wilmington, DE.

    Letters of Credit. The letter of credit product is collateralized under the same policies, procedures and guidelines that apply to advances. Outstanding letters of credit totaled $28.8 billion at December 31, 2023 and $22.1 billion at December 31, 2022, primarily related to public unit deposits. Not included in these totals are additional authorized but unused standby letters of credit of $1.1 billion at December 31, 2023 and $3.2 billion at December 31, 2022. The Bank had a concentration of letters of credit with one member (TD Bank) of $19.7 billion or 68% of the total at December 31, 2023 and $16.8 billion or 76% of the total at December 31, 2022.

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

The Bank does not accept subprime residential mortgage loans (defined as FICO score of 660 or below) as qualifying collateral unless there are other mitigating factors, including a loan to value (LTV) ratio of 65% or less (100% if loan level data is provided by the member for valuation and FICO score is at least 600), and one of the following: (1) a debt-to-income ratio of 35% (50% if loan level data is provided and FICO score is at least 600) or less; or (2) a satisfactory payment history over the past 12 months (i.e., no 30-day delinquencies). Loans which do not have the mitigating factors described above are not included in a member’s MBC. For loans identified as low FICO with mitigating factors and those for which no FICO score is available, a reduced collateral weighting ranging from 50-75%, depending on pledging and delivery status, will apply. The Bank allows nontraditional residential mortgage loans to be included in collateral and used to determine a member’s MBC.

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

The Bank may require specific loan level characteristic reporting on nontraditional residential mortgage loans and will generally assign a reduced collateral weighting ranging from 60-80% depending on pledging and delivery status. At December 31, 2023, less than 12% of the Bank’s total pledged collateral was considered to be nontraditional.

The Bank is allowed by regulation to expand eligible collateral for many of its members. Members that qualify as CFIs can pledge expanded collateral which includes small-business, small-farm, small-agribusiness and community development loans as collateral for credit products from the Bank. At December 31, 2023, loans to CFIs secured with both eligible standard and expanded collateral represented approximately $4.9 billion, or 6.3% of total par value of loans outstanding. Eligible expanded collateral represented 5.7% of total eligible collateral for these loans. However, these loans were collateralized by sufficient levels of standard collateral.

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

Consistent with previous policy stipulations, high quality investment securities are defined as U.S. Treasury and U.S. Agency securities, REFCORP bonds, GSE MBS, commercial and residential private label MBS with a minimum credit rating of single A-minus, which the Bank considers as part of its evaluation of the collateral. In addition, municipal securities (or portions thereof) with a real estate nexus (e.g. proceeds primarily used for real estate development) with a minimum credit rating of single A-minus are included. Members have the option to deliver such high-quality investment securities to the Bank to increase their maximum borrowing capacity. Upon delivery, these securities are valued daily and all non-government or agency securities are subject to weekly ratings reviews. The reported amount also includes cash that the member has pledged to the Bank for collateral purposes.

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

	Blanket Lien(1)(2)		Listing		Delivery(2)
Collateral Type	Range	Average	Range	Average	Range	Average
Single-Family mortgage loans (including FHA/VA loans)(3)	55%-72%	71%	75%-82%	82%	50%-62%	62%
Multifamily mortgage Loans	60%-75%	75%	85%	85%	65%	65%
Community financial institution (CFI) collateral (e.g., small business, small-farm, small-agribusiness loans)	45%-70%	65%	N/A	N/A	50%-60%	N/A
Other real estate related collateral - commercial	55%-70%	70%	80%	79%	60%	60%
Other real estate related collateral - H/E loans and lines of credit	55%-60%	60%	75%-82%	79%	50%	50%
U.S. agency MBS/CMOs	N/A	N/A	N/A	N/A	88%-95%	95%
U.S. agency securities (excluding MBS, student loans)	N/A	N/A	N/A	N/A	N/A	N/A
Private-label MBS/CMOs	N/A	N/A	N/A	N/A	50%-85%	85%
State and local government securities	N/A	N/A	N/A	N/A	85%-92%	90%
Cash/U.S. government/U.S. Treasury securities	N/A	N/A	N/A	N/A	65%-100%	97%
Other Real estate related securities collateral -CMBS	N/A	N/A	N/A	N/A	40%-85%	85%
Notes:
(1) Includes QCR filer, full collateral delivery policy reasons and market valuation.
(2) Includes specific pledge loans and specific delivered securities.
(3) Includes nontraditional loans, loans with unknown FICO scores, and low FICO loans with mitigating factors, which all receive a lower collateral weighing.

    For member borrowers, the following tables present information on a combined basis regarding the type of collateral securing their outstanding credit exposure and the collateral status as of December 31, 2023 and December 31, 2022.

	December 31, 2023
(dollars in millions)	Blanket Lien		Listing		Delivery		Total
	Amount	%	Amount	%	Amount	%	Amount	%
One-to-four single-family residential mortgage loans	$112,933.7	44.1%	$132.8	7.4%	$615.6	29.1%	$113,682.1	43.7%
High quality investment securities	14,066.9	5.5	1,264.3	70.1	786.1	37.2	16,117.3	6.2
ORERC/ CFI eligible collateral	101,065.6	39.4	373.2	20.7	644.4	30.4	102,083.2	39.3
Multi-family residential mortgage loans	28,092.9	11.0	32.8	1.8	70.3	3.3	28,196.0	10.8
Total eligible collateral value	$256,159.1	100.0%	$1,803.1	100.0%	$2,116.4	100.0%	$260,078.6	100.0%
Total TCE	$106,769.2	97.8%	$675.6	0.6%	$1,783.1	1.6%	$109,227.9	100.0%
Number of members	169	87.1%	15	7.7%	10	5.2%	194	100.0%

	December 31, 2022
(dollars in millions)	Blanket Lien		Listing		Delivery		Total
	Amount	%	Amount	%	Amount	%	Amount	%
One-to-four single-family residential mortgage loans	$109,992.7	46.5%	$111.9	5.0%	$1.2	0.1%	$110,105.8	45.9%
High quality investment securities	6,935.0	2.9	1,651.8	73.3	1,031.2	96.8	9,618.0	4.0
ORERC/ CFI eligible collateral	96,224.4	40.7	407.8	18.1	32.9	3.1	96,665.1	40.3
Multi-family residential mortgage loans	23,189.4	9.9	81.9	3.6	—	—	23,271.3	9.8
Total eligible collateral value	$236,341.5	100.0%	$2,253.4	100.0%	$1,065.3	100.0%	$239,660.2	100.0%
Total TCE	$93,225.6	98.1%	$1,108.8	1.2%	$691.7	0.7%	$95,026.1	100.0%
Number of members	168	85.3%	16	8.1%	13	6.6%	197	100.0%

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

Investment Quality and External Credit Ratings. The following tables present the Bank’s investment carrying values as of December 31, 2023 and December 31, 2022 based on the lowest credit rating from the NRSROs (Moody’s, S&P and Fitch).

	December 31, 2023(1)
	Long-Term Rating
(in millions)	AAA	AA	A	BBB	Below Investment Grade	Unrated	Total
Money market investments:
Interest-bearing deposits	$—	$—	$3,104.7	$—	$—	$—	$3,104.7
Securities purchased under agreements to resell	—	3,700.0	1,480.0	800.0	—	—	5,980.0
Federal funds sold	—	1,508.0	1,025.0	—	—	—	2,533.0
Total money market investments	$—	$5,208.0	$5,609.7	$800.0	$—	$—	$11,617.7
Investment securities:
U.S. Treasury obligations	$—	$3,676.0	$—	$—	$—	$—	$3,676.0
GSE and TVA obligations	—	1,201.0	—	—	—	—	1,201.0
State or local agency obligations	$14.8	$159.3	$—	$—	$—	$—	$174.1
Total non-MBS	$14.8	$5,036.3	$—	$—	$—	$—	$5,051.1

U.S. obligations single-family MBS	$—	$2,147.3	$—	$—	$—	$—	$2,147.3
GSE single-family MBS	—	2,488.5	—	—	—	—	2,488.5
GSE multifamily MBS	—	6,523.1	—	—	—	—	6,523.1
Private label MBS	$4.8	$3.8	$12.8	$8.5	$37.6	$102.8	$170.3
Total MBS	$4.8	$11,162.7	$12.8	$8.5	$37.6	$102.8	$11,329.2
Total investments	$19.6	$21,407.0	$5,622.5	$808.5	$37.6	$102.8	$27,998.0

	December 31, 2022 (1)
	Long-Term Rating
(in millions)	AAA	AA	A	BBB	Below Investment Grade	Unrated	Total
Money market investments:
Interest-bearing deposits	$—	$—	$2,129.8	$336.2	$—	$—	$2,466.0
Securities purchased under agreements to resell	3,200.0	—	—	—	—	—	3,200.0
Federal funds sold	—	1,475.0	1,575.0	—	—	—	3,050.0
Total money market investments	$3,200.0	$1,475.0	$3,704.8	$336.2	$—	$—	$8,716.0
Investment securities:
U.S. Treasury obligations	$—	$5,232.5	$—	$—	$—	$—	$5,232.5
GSE and TVA obligations	—	1,339.8	—	—	—	—	1,339.8
State or local agency obligations	15.6	154.7	—	—	—	—	170.3
Total non-MBS	$15.6	$6,727.0	$—	$—	$—	$—	$6,742.6

U.S. obligations single-family MBS	$—	$645.3	$—	$—	$—	$—	$645.3
GSE single-family MBS	—	2,316.2	—	—	—	—	2,316.2
GSE multifamily MBS	—	3,461.1	—	—	—	—	3,461.1
Private label MBS	5.8	4.5	12.2	13.4	43.6	116.4	195.9
Total MBS	$5.8	$6,427.1	$12.2	$13.4	$43.6	$116.4	$6,618.5
Total investments	$3,221.4	$14,629.1	$3,717.0	$349.6	$43.6	$116.4	$22,077.1
Note:
(1) Balances exclude $6.1 million of interest-bearing deposits with FHLBank of Chicago for December 31, 2023 and $5.1 million for December 31, 2022, and total accrued interest of $69.6 million and $45.6 million at December 31, 2023 and December 31, 2022, respectively.

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

Short-term Investments. Within the portfolio of short-term investments, the Bank faces credit risk from unsecured exposures. The Bank's unsecured investments have maturities generally ranging between overnight and six months and may include the following types:

•Interest-bearing deposits. Primarily consists of unsecured deposits that earn interest; and
•Federal funds sold. Unsecured loans of reserve balances at the Federal Reserve Banks between financial institutions that are made on an overnight and term basis.

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

    As of December 31, 2023, the Bank had unsecured exposure to ten counterparties totaling $5.6 billion with four counterparties each exceeding 10% of the total exposure. The following table presents the Banks' unsecured credit exposure with non-governmental counterparties by investment type at December 31, 2023 and December 31, 2022. The unsecured investment credit exposure presented may not reflect the average or maximum exposure during the period.

(in millions)
Carrying Value	December 31, 2023	December 31, 2022
Interest-bearing deposits(1)	$3,104.7	$2,466.0
Federal funds sold	2,533.0	3,050.0
Total	$5,637.7	$5,516.0
Notes:
(1) Excludes $6.1 million of Interest-bearing deposits with FHLBank of Chicago for December 31, 2023 and $5.1 million for December 31, 2022.

    As of December 31, 2023, 36.8% of the Bank’s unsecured investment credit exposures were to U.S. branches and agency offices of foreign commercial banks. The Bank actively monitors its credit exposures and the credit quality of its counterparties, including an assessment of each counterparty’s financial performance, capital adequacy, sovereign support, and the current market perceptions of the counterparties. General macro-economic, political and market conditions may also be considered when deciding on unsecured exposure. As a result, the Bank may limit or suspend existing counterparties.

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

    Finance Agency regulation also permits the Bank to extend additional unsecured credit for overnight transactions and for sales of Federal funds subject to continuing contracts that renew automatically. For overnight exposures only, the Bank's total unsecured exposure to a counterparty may not exceed twice the applicable regulatory limit, or a total of 2% to 30% of the eligible amount of regulatory capital, based on the counterparty's internal credit rating. As of December 31, 2023, the Bank was in compliance with the regulatory limits established for unsecured credit.

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

(in millions)
December 31, 2023 (1) (2)
	Carrying Value
Domicile of Counterparty	Investment Grade (3) (4)
	AA	A	BBB	Total
Domestic	$208.0	$3,354.7	$—	$3,562.7
U.S. branches and agency offices of foreign commercial banks:
Australia	—	525.0	—	525.0
Canada	1,300.0	250.0	—	1,550.0
Total U.S. branches and agency offices of foreign commercial banks	1,300.0	775.0	—	2,075.0
Total unsecured investment credit exposure	$1,508.0	$4,129.7	$—	$5,637.7

(in millions)
December 31, 2022 (1) (2)
	Carrying Value
Domicile of Counterparty	Investment Grade (3) (4)
	AA	A	BBB	Total
Domestic	$250.0	$2,131.0	$335.0	$2,716.0
U.S. branches and agency offices of foreign commercial banks:
Australia	—	675.0	—	675.0
Canada	850.0	—	—	850.0
Finland	375.0	—	—	375.0
Germany	—	150.0	—	150.0
Netherlands	—	750.0	—	750.0
Total U.S. branches and agency offices of foreign commercial banks	1,225.0	1,575.0	—	2,800.0
Total unsecured investment credit exposure	$1,475.0	$3,706.0	$335.0	$5,516.0
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
(4) Represents the NRSRO rating of the counterparty not the country. There were no AAA rated investments at December 31, 2023 or December 31, 2022.

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

(in millions)
December 31, 2023
Carrying Value
Domicile of Counterparty	Overnight	Due 2 days through 30 days	Due 31 days through 90 days	Total
Domestic	$3,562.7	$—	$—	$3,562.7
U.S. branches and agency offices of foreign commercial banks:
Australia	525.0	—	—	525.0
Canada	1,550.0	—	—	1,550.0
Total U.S. branches and agency offices of foreign commercial banks	2,075.0	—	—	2,075.0
Total unsecured investment credit exposure	$5,637.7	$—	$—	$5,637.7

(in millions)
December 31, 2022
Carrying Value
Domicile of Counterparty	Overnight	Due 2 days through 30 days	Due 31 days through 90 days	Total
Domestic	$2,716.0	$—	$—	$2,716.0
U.S. branches and agency offices of foreign commercial banks:
Australia	675.0	—	—	675.0
Canada	850.0	—	—	850.0
Finland	375.0	—	—	375.0
Germany	150.0	—	—	150.0
Netherlands	750.0	—	—	750.0
Total U.S. branches and agency offices of foreign commercial banks	2,800.0	—	—	2,800.0
Total unsecured investment credit exposure	$5,516.0	$—	$—	$5,516.0

U.S. Treasury Obligations. The Bank invests in U.S. Treasury obligations that are explicitly fully guaranteed by the U.S. government. This portfolio totaled $3.7 billion at December 31, 2023 and $5.2 billion at December 31, 2022.

Agency/GSE Securities and Agency/GSE MBS. The Bank invests in and is subject to credit risk related to securities issued by Federal Agencies or U.S. government corporations. In addition, the Bank invests in MBS issued by these same entities that are directly supported by underlying mortgage loans. Both the securities and MBS are either explicitly or implicitly guaranteed by the U.S. government. These portfolios totaled $12.4 billion at December 31, 2023 and $7.8 billion at December 31, 2022.

State and Local Agency Obligations. The Bank invests in and is subject to credit risk related to a portfolio of state and local agency obligations (i.e., Housing Finance Agency bonds) that are directly or indirectly supported by underlying mortgage loans. These portfolios totaled $174.1 million at December 31, 2023 and $170.3 million at December 31, 2022.

Private Label MBS. The Bank also holds investments in private label MBS, which are supported by underlying mortgage loans. The Bank made investments in private label MBS that were rated AAA at the time of purchase with the exception of one, which was rated AA. However, since the time of purchase, there have been significant ratings downgrades. In 2007, the Bank discontinued the purchase of private label MBS. The carrying value of the Bank’s private label MBS portfolio was $170.3 million at December 31, 2023 and $195.9 million at December 31, 2022.

Credit Losses. The Bank evaluates its private label MBS for expected credit losses quarterly, based on whether there is an expectation of a shortfall in receiving all cash flows contractually due. The Bank expects to receive all cash flows contractually due with respect to its HTM private label MBS and therefore has no ACL related to this portfolio. With respect to its AFS private label MBS, the Bank had an ACL of $12.0 million at December 31, 2023 and $8.5 million as of December 31, 2022. For its AFS private label MBS for which the Bank expects a shortfall, an ACL is recorded, limited to the amount of a security's unrealized loss. If the security is in an unrealized gain position, the ACL is zero.

The Bank recorded a provision for credit losses of $3.5 million and $6.2 million on its private label MBS in 2023 and 2022, respectively. Because the Bank does not intend to sell and will not be required to sell its AFS private label MBS with recorded credit losses before anticipated recovery of their amortized cost basis, the Bank did not write down any of its AFS private label MBS securities amortized cost basis for the difference between amortized cost and fair value.

For those AFS private label MBS with a credit loss previously recorded, when the Bank projects an increase in cash flows during its quarterly assessment of expected credit losses, the Bank will first reverse the ACL by recognizing a reversal for credit losses up to the amount of the ACL, if any. If the Bank projects a significant increase in cash flows, the Bank adjusts the accretable yield prospectively and recognizes the interest income over the remaining lives of the securities. The amount recognized in credit losses recovered through interest income on these securities were $9.4 million, $12.1 million and $13.1 million for 2023, 2022 and 2021, respectively.

Credit and Counterparty Risk - Mortgage Loans and Derivatives

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

The Bank had net mortgage loans held for portfolio of $4.7 billion and $4.6 billion at December 31, 2023 and December 31, 2022, respectively, after an allowance for credit losses of $3.0 million and $3.2 million, respectively. The Bank maintains portfolio level limits and thresholds to monitor and control certain MPF portfolio characteristics including, but not limited to, geographic concentrations, aggregate portfolio size and pricing attributes, and exposures from any single PFI. The tables and graphs below present additional mortgage loan portfolio statistics including par value balances of the MPF portfolio categorized by product. The data in the FICO and LTV ratio range graphs is based on original FICO scores and LTV ratios and unpaid principal balance for the loans remaining in the portfolio at December 31, 2023 and December 31, 2022. The geographic breakdown graphs are also based on the unpaid principal balance at December 31, 2023 and December 31, 2022.

(dollars in millions)	December 31, 2023		December 31, 2022
	Balance	% of Total	Balance	% of Total
Conventional loans:
MPF 35	$2,544.3	54.8%	$2,384.2	52.6%
MPF Original	1,878.4	40.5	1,893.2	41.8
MPF Plus	117.3	2.5	138.5	3.1
Total conventional loans	$4,540.0	97.8%	$4,415.9	97.5%
Government-insured loans:
MPF Government	103.6	2.2	112.8	2.5
Total par value	$4,643.6	100.0%	$4,528.7	100.0%

(dollars in millions)	2023	2022
Mortgage loans interest income	$148.4	$135.1
Average mortgage loans portfolio balance	$4,616.3	$4,657.2
Average yield	3.22%	2.90%
Weighted average coupon (WAC)	3.82%	3.65%
Weighted average estimated life (WAL)	7.8 years	7.9 years

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

Under the MPF Program, the FHLBank of Chicago (in its role as MPF Provider) and the PFI both conduct quality assurance reviews on a sample of the conventional mortgage loans to ensure compliance with MPF Program requirements. The PFI may be required to repurchase at book value the individual loans which fail these reviews. Subsequent to this quality assurance review, any loans which are discovered to breach representations and warranties may be required to be repurchased by the PFI. Additionally, MPF Government residential mortgage loans which are 90 days or more past due are contractually permitted to be repurchased by the PFI. For 2023 and 2022, the Bank repurchased conventional and government mortgage loans of $5.9 million or 1.2% and $19.5 million or 3.5%, respectively, of total funded loans.

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

By credit enhancing each master commitment, the PFI maintains an interest in the performance of the mortgage loans it sells to the Bank and may service for the Bank. For managing this risk, the PFI is paid a monthly CE fee by the Bank. CE fees are recorded as an offset to mortgage loan net interest income in the Statements of Income. For 2023 and 2022, CE fees were $5.4 million and $5.4 million, respectively. Performance-based CE fees paid are reduced by losses absorbed through the FLA, where applicable.

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

The following table presents the outstanding balances in the FLAs for the MPF Original, MPF Plus, and MPF 35 products.

(in millions)	MPF 35	MPF Original	MPF Plus	Total
December 31, 2023	$18.8	$8.6	$14.9	$42.3
December 31, 2022	17.7	8.1	14.9	40.7

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

When a conventional mortgage loan requires PMI, the MPF Program modeling applied to the Bank’s acquisitions requires additional CE from the PFI to compensate for the mortgage insurer rating when it is below BBB+. The unpaid principal balance and maximum coverage outstanding for seriously delinquent loans with PMI as of December 31, 2023 was $8.5 million and $2.6 million, respectively. The corresponding amounts at December 31, 2022 were $8.4 million and $2.5 million.

The MPF Plus product required SMI under the MPF Program when each pool was established. At December 31, 2023, five of the 14 MPF Plus pools still have SMI policies in place. The Bank does not currently offer the MPF Plus product and has not purchased loans under MPF Plus Commitments since July 2006. Per MPF Program guidelines, the existing MPF Plus product exposure is required to be secured by the PFI once the SMI company is rated below AA-. As of December 31, 2023, all of the SMI exposure is fully collateralized.

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

Uncleared Derivatives. The Bank is subject to non-performance by counterparties to its uncleared derivative transactions. The Bank requires collateral on uncleared derivative transactions. Generally, the Bank's ISDA agreements for uncleared derivatives have collateral delivery thresholds set to zero (subject to minimum transfer amounts). The Bank has a small number of legacy trades that require collateral amounts from its counterparties based on credit rating. As a result of these risk mitigation initiatives, the Bank does not anticipate any credit losses on its uncleared derivative transactions with counterparties as of December 31, 2023. The Bank’s total net credit exposure to uncleared derivative counterparties is immaterial.

Credit risk related to uncleared derivatives will be further mitigated by the two-way initial margin rules as required by the Wall Street Reform and Consumer Protection Act. However, as of December 31, 2023, the Bank did not exceed initial margin thresholds and was not required to post two-way initial margin. If the Bank’s aggregate uncleared derivative transactions exposure to a counterparty exceeds the threshold, certain investment securities are required to be posted and held at a third-party custodian.

Cleared Derivatives. The Bank is subject to credit risk exposure to the Clearing Houses and clearing agent. The requirement that the Bank post initial margin and exchange variation margin settlement payments, through the clearing agent, to the Clearing Houses, exposes the Bank to institutional credit risk in the event that the clearing agent or the Clearing Houses fail to meet their obligations. Initial margin is the amount calculated based on anticipated exposure to future changes in the value of a swap and protects the Clearing Houses from market risk in the event of default by one of its clearing agents. Variation margin is the amount accumulated through daily settlement of the current exposure arising from changes in the market value of the position since the trade was executed. The Bank's use of cleared derivatives is intended to mitigate credit risk exposure because a central counterparty is substituted for individual counterparties and collateral postings and variation margin settlement payments are made daily for changes in the value of cleared derivatives through a clearing agent. The Bank does not anticipate any credit losses on its cleared derivatives as of December 31, 2023.

The contractual or notional amount of derivative transactions reflects the involvement of the Bank in the various classes of financial instruments. The maximum credit risk of the Bank with respect to derivative transactions is the estimated cost of replacing the derivative transactions if there is a default, minus the value of any related collateral, including initial margin and variation margin settlements on cleared derivatives. In determining maximum credit risk, the Bank considers accrued interest receivables and payables as well as the netting requirements to net assets and liabilities. The following table presents the derivative positions with non-member counterparties and member institutions to which the Bank has credit exposure at December 31, 2023 and December 31, 2022.

(in millions)	December 31, 2023
Credit Rating(1)	Notional Amount	Fair Value Before Collateral	Cash Collateral Pledged To (From) Counterparties	Net Credit Exposure to Counterparties
Non-member counterparties
Asset positions with credit exposure:
Uncleared derivatives
AA	$200.0	$0.1	$—	$0.1
A	30.0	0.2	—	0.2
Cleared derivatives	$48,421.1	$4.3	$403.6	$407.9
Liability positions with credit exposure:
Uncleared derivatives
BBB	$7,263.1	$(79.6)	$79.7	$0.1
Total derivative positions with credit exposure to non-member counterparties	$55,914.2	$(75.0)	$483.3	$408.3
Member institutions(2)	30.0	0.2	—	0.2
Total	$55,944.2	$(74.8)	$483.3	$408.5
Derivative positions without credit exposure	29,453.0
Total notional	$85,397.2

(in millions)	December 31, 2022
Credit Rating(1)	Notional Amount	Fair Value Before Collateral	Cash Collateral Pledged To (From) Counterparties	Net Credit Exposure to Counterparties
Non-member counterparties
Asset positions with credit exposure:
Uncleared derivatives
A	$250.0	$0.9	$(0.6)	$0.3
Cleared derivatives	$12,157.3	$12.7	$170.4	$183.1
Liability positions with credit exposure:
Uncleared derivatives
AA	$50.0	$(0.4)	$0.6	0.2
A	3,409.3	(129.5)	131.3	1.8
Cleared derivatives(2)	$35,358.3	$—	$43.7	$43.7
Total derivative positions with credit exposure to non-member counterparties	$51,224.9	$(116.3)	$345.4	$229.1
Member institutions(2)	10.3	—	—	—
Total	$51,235.2	$(116.3)	$345.4	$229.1
Derivative positions without credit exposure	20,966.6
Total notional	$72,201.8
Notes:
(1) This table does not reflect any changes in rating, outlook or watch status occurring after December 31, 2023. The ratings presented in this table represent the lowest long-term counterparty credit rating available for each counterparty based on the NRSROs used by the Bank.
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

    Asset/Liability Maturity Profile. The Bank is focused on maintaining adequate liquidity and funding balances with its financial assets and financial liabilities, and the FHLBanks work collectively to manage system-wide liquidity and funding needs. The Bank monitors the funding balance between financial assets and financial liabilities and is committed to prudent risk management practices and complies with Finance Agency requirements regarding this funding balance. External factors including member borrowing needs, supply and demand in the debt markets, and other factors may affect liquidity balances and the funding balances between financial assets and financial liabilities.

    Sources of Liquidity. The Bank’s primary sources of liquidity are proceeds from the issuance of consolidated obligations and a liquidity investment portfolio, as well as proceeds from the issuance of capital stock.

Consolidated Obligations. The Bank’s ability to operate its business, meet its obligations and generate net interest income depends primarily on the ability to issue large amounts of various debt structures at attractive rates. Consolidated obligation bonds and discount notes, along with member deposits and capital, represent the primary funding sources used by the Bank to support its asset base. Consolidated obligations benefit from the Bank’s GSE status; however, they are not obligations of the U.S., and the U.S. government does not guarantee them. Consolidated obligation bonds and discount notes are rated Aaa with negative outlook/P-1 by Moody’s and AA+ with stable outlook/A-1+ by S&P as of December 31, 2023. These ratings measure the likelihood of timely payment of principal and interest. See Note 9 - Consolidated Obligations of the audited financial statements in Item 8. Financial Statements and Supplementary Data in this Form 10-K for additional information regarding the Bank’s consolidated obligations.

Liquidity Investment Portfolio. The following investments are eligible to be included in the Bank’s liquidity investment portfolio for regulatory purposes: cash, interest-bearing deposits, Federal funds sold, securities purchased under agreements to resell, and U.S. Treasury obligations classified as trading or AFS.

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

The Bank’s access to the capital markets has never been interrupted to the extent the Bank’s ability to meet its membership needs and obligations was compromised, and the Bank currently has no reason to believe that its ability to issue consolidated obligations will be impeded to that extent. Specifically, the Bank’s sources of contingency liquidity include maturing overnight and short-term investments, maturing advances, unencumbered repurchase-eligible assets, trading securities, AFS securities, and MBS repayments. Uses of contingency liquidity include net settlements of consolidated obligations, member loan commitments, mortgage loan purchase commitments, deposit outflows and maturing other borrowed funds. Excess contingency liquidity is calculated as the difference between sources and uses of contingency liquidity. Excess contingency liquidity as of December 31, 2023 and December 31, 2022 was approximately $32.0 billion and $29.3 billion, respectively.

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

    Funding and Debt Issuance. Changes or disruptions in the capital markets could limit the Bank’s ability to issue consolidated obligations, which could impact the Bank's liquidity and cost of funds. During 2023, the Bank maintained continual access to funding. Access to short-term debt markets has been reliable because investors, driven by increased liquidity preferences and risk aversion have sought the FHLBank’s short-term debt as an asset of choice. The FHLBanks have maintained comparatively stable access to funding through a diverse investor base at relatively favorable spreads to U.S. Treasury rates. Changes or disruptions in the capital markets could limit the Bank's ability to issue consolidated obligations, which could impact the Bank's liquidity and cost of funds.

The Bank was able to access liquidity to meet its members’ needs during the period covered by this report.

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

    Regulatory Liquidity Requirements. The Bank is required to maintain a level of liquidity in accordance with certain Finance Agency guidance. Under these policies and guidelines, the Bank is required to maintain contingency liquidity to meet liquidity needs in an amount at least equal to its anticipated net cash outflows under certain scenarios. One scenario assumes that the Bank cannot access the capital markets for a period of 20 days and during that time members would renew any maturing, prepaid or called advances. In addition, the Bank is required to perform and report to the Finance Agency the results of an annual liquidity stress test. During 2023, the Bank was in compliance with the liquidity requirements except for one day, which non-compliance was a result of significant depository member demand for liquidity in response to the stress placed on the banking industry and financial markets during March 2023.

Negative Pledge Requirement. Finance Agency regulations require the Bank to maintain qualifying assets free from any lien or pledge in an amount at least equal to its portion of the total consolidated obligations outstanding issued on its behalf. Qualifying assets meeting the negative pledge requirement are defined as: (1) cash; (2) obligations of, or fully guaranteed by, the United States; (3) secured advances; (4) mortgages which have any guaranty, insurance or commitment from the United States or a Federal agency; and (5) investments described in Section 16(a) of the Act, which includes securities that a fiduciary or trust fund may purchase under the laws of any of the three states in which the Bank operates. The Bank held total negative pledge qualifying assets in excess of total consolidated obligations of $0.5 billion at December 31, 2023 and $5.6 billion at December 31, 2022. The FHLBanks will continue to be required to operate individually and collectively to ensure that consolidated obligations maintain a high level of acceptance and are perceived by investors as presenting a low level of credit risk.

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

Consolidated obligation bonds and discount notes outstanding for each of the FHLBanks acting as primary obligor are presented in the following table, exclusive of combining adjustments. The Bank’s total consolidated obligation bonds and discount notes represented 8.7% at December 31, 2023 and 7.8% at December 31, 2022 of the total FHLBank System consolidated obligations.

	December 31, 2023			December 31, 2022
		Discount			Discount
(in millions - par value)	Bonds	Notes	Total	Bonds	Notes	Total
Atlanta	$117,052.6	$26,241.1	$143,293.7	$104,200.6	$40,005.3	$144,205.9
Boston	41,092.9	22,151.0	63,243.9	32,898.9	27,109.2	60,008.1
Chicago	82,375.4	28,282.6	110,658.0	61,273.8	59,814.2	121,088.0
Cincinnati	91,572.0	23,837.7	115,409.7	59,743.2	41,007.5	100,750.7
Dallas	111,110.2	8,658.8	119,769.0	62,442.0	46,634.9	109,076.9
Des Moines	116,963.3	55,288.0	172,251.3	84,572.4	70,002.2	154,574.6
Indianapolis	49,827.1	22,737.4	72,564.5	42,002.1	27,533.7	69,535.8
New York	98,645.6	48,657.9	147,303.5	87,515.4	62,295.7	149,811.1
Pittsburgh	91,405.7	13,806.1	105,211.8	57,515.3	34,007.1	91,522.4
San Francisco	64,976.6	19,321.5	84,298.1	76,907.0	36,158.5	113,065.5
Topeka	49,409.4	20,903.1	70,312.5	43,106.5	24,997.0	68,103.5
Total FHLBank System	$914,430.8	$289,885.2	$1,204,316.0	$712,177.2	$469,565.3	$1,181,742.5

Operational and Business Risks

Operational Risk. Operational Risk is defined as the potential for loss resulting from inadequate or failed internal processes, people, and systems, or from external events and encompasses risks related to housing mission-related activities, including the Bank’s member products and services activities and those associated with affordable housing programs or goals and other Bank business activities. The Bank considers various sources of risk of unexpected loss, including human error, fraud, unenforceability of legal contracts, deficiencies in internal controls and/or information systems, and the impact of cybersecurity attacks, vendor breakdown, or damage from fire, theft, natural disaster or acts of terrorism. Generally, the category of operational risk includes loss exposures of a physical or procedural nature. Specifically, operational risk includes compliance, fraud, information/transaction, legal, cyber, vendor, people, succession and model risk. The Bank has established policies and procedures to manage each of the specific operational risks. The Bank’s approach to cybersecurity risk is discussed in Item 1C. Cybersecurity.

Business areas retain primary responsibility for identifying, assessing and reporting their operational risks. To assist them in discharging this responsibility and to ensure that operational risk is managed consistently throughout the organization, the Bank has an effective operational risk management framework, which includes quantitative and qualitative key risk indicators and an annual bottom-up risk assessment, as well as a Bank-wide compliance program designed to promote awareness of compliance requirements and monitor compliance activities. Some operational risk may also result from external factors, such as the failure of other parties with which the Bank conducts business to adequately address their own operational risks (see additional discussion below). In addition, the Bank’s Internal Audit department reports directly to the Audit Committee of the Board and regularly monitors compliance with established policies and procedures.

The Bank relies on third-party vendors and other service providers for ongoing support of business activities. Disruption or failure of service or breach of security at a vendor or other service provider could impact the Bank’s ability to conduct business or expose the Bank to fraud, financial loss, loss of intellectual property or confidential information. The Bank has processes in place to manage vendor and third-party risks. The Bank is also exposed to the risk that a catastrophic event could result in significant business disruption and an inability to process transactions through normal business processes. To mitigate this risk, the Bank maintains and tests business continuity plans and has established backup facilities away from its headquarters. The Bank also has a reciprocal backup agreement in place with another FHLBank to provide its members short-term loans and debt servicing in the event that Pittsburgh facilities are inoperable. The results of the Bank’s periodic business continuity tests are presented annually to the Board. Management can make no assurances that these measures will be sufficient to respond to the full range of catastrophic events that might occur.

    The Bank's business is dependent upon its ability to effectively exchange and process information using its computer information systems. The Bank's products and services require a complex and sophisticated computing environment, which includes SaaS, IaaS, licensed or purchased software and custom-developed software. The effectiveness and efficiency of the Bank's operations is dependent upon the continued functionality of technology solutions and systems, which may require ongoing expenditures, as well as the ability to sustain ongoing operations during technology implementations, upgrades or patches. If the Bank were unable to sustain its technological capabilities or fail to address the risks or realize the opportunities of new and emerging technologies, such as AI, it may not be able to remain competitive, and its business, financial condition and profitability may be significantly compromised. To advance its disaster recovery and continuous operations, the Bank continues to take steps to review and improve its recovery facilities and processes through its business continuity plan. Nonetheless, the Bank cannot guarantee the effectiveness of its business continuity plan or other related policies, procedures and systems to protect the Bank in any particular future situation.

The Bank maintains insurance, including director and officer liability protection and coverage for cyber-related incidents, as well as other insurance protection, as deemed appropriate. The Bank regularly reviews its insurance coverage for adequacy as well as the financial claims-paying ability of its insurance carriers.

Business Risk. Business risk is the possibility of an adverse impact on the Bank’s profitability or financial or business strategies resulting from external factors that may occur in the short-term and/or long-term. This risk includes the potential for strategic business constraints to be imposed through regulatory, legislative or political changes. Examples of external factors may include, but are not limited to: financial services industry consolidation, a declining membership base, concentration of borrowing among members, the introduction of new competing products and services, increased non-Bank competition, quantitative easing, weakening of the FHLBank System’s GSE status, changes in the deposit and mortgage markets for the Bank’s members, changes that could occur as a result of new legislation or new or changed regulatory guidance, including any actions which may be taken by the Finance Agency as a result of its “FHLBank System at 100: Focusing on the Future” review, geopolitical instability, climate change and other factors that may have a significant direct or indirect impact on the ability of the Bank to achieve its mission and strategic objectives. The Bank’s various Risk Management Committees monitor economic indicators and the external environment in which the Bank operates for alignment with the Bank's risk appetite. A discussion of various Bank risks is also included in Item 1A. Risk Factors in this Form 10-K.

Item 7A:  Quantitative and Qualitative Disclosures about Market Risk

See the Risk Management section of Item 7. Management’s Discussion and Analysis in this Form 10-K.

Item 8:  Financial Statements and Supplementary Data

Management’s Report on Internal Control over Financial Reporting

The management of the Bank is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). The Bank’s internal control over financial reporting is designed by and under the supervision of the Bank’s management, including the Chief Executive Officer and the Chief Financial Officer. The Bank’s internal controls over financial reporting are to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external reporting purposes in accordance with GAAP in the United States of America.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. The Bank’s management assessed the effectiveness of the Bank’s internal control over financial reporting as of December 31, 2023. In making this assessment, it used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in the Internal Control-Integrated Framework (2013). Based on its assessment, management of the Bank determined that as of December 31, 2023, the Bank’s internal control over financial reporting was effective based on those criteria.

The effectiveness of the Bank’s internal control over financial reporting as of December 31, 2023 has been audited by PricewaterhouseCoopers LLP, the Bank’s independent registered public accounting firm, as stated in their report that follows.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of the Federal Home Loan Bank of Pittsburgh

Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying statements of condition of the Federal Home Loan Bank of Pittsburgh (the “FHLBank”) as of December 31, 2023 and 2022 and the related statements of income, comprehensive income, changes in capital and cash flows for each of the three years in the period ended December 31, 2023, including the related notes (collectively referred to as the “financial statements”). We also have audited the FHLBank’s internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the FHLBank as of December 31, 2023 and 2022, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2023 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the FHLBank maintained, in all material respects, effective internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO.

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

Valuation of Interest-Rate Related Derivatives and Hedged Items

As described in Notes 7 and 14 to the financial statements, the FHLBank uses derivatives to manage its exposure to interest-rate risks and reduce funding costs, among other objectives. The total notional amount of derivatives as of December 31, 2023 was $85.4 billion, of which 95% were designated as hedging instruments, and the fair value of derivative assets and liabilities as of December 31, 2023 was $408.5 million and $7.3 million, respectively. The fair values of interest-rate related derivatives and hedged items are estimated using standard valuation techniques such as discounted cash flow analysis and comparisons to similar instruments. The discounted cash flow analysis uses market-observable inputs, such as discount rate, forward interest rate, and volatility assumptions.

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
March 6, 2024

We have served as the FHLBank’s auditor since 1990.

Federal Home Loan Bank of Pittsburgh
Statements of Income

	Year Ended December 31,
(in thousands)	2023	2022	2021
Interest income:
Advances	$4,218,997	$992,336	$139,905
Interest-bearing deposits	205,810	47,166	1,038
Securities purchased under agreements to resell	310,929	53,294	587
Federal funds sold	192,858	81,947	2,706
Trading securities	8,200	7,426	14,182
Available-for-sale (AFS) securities	720,973	264,785	96,438
Held-to-maturity (HTM) securities	39,992	27,965	32,967
Mortgage loans held for portfolio	148,432	135,086	126,360
Total interest income	5,846,191	1,610,005	414,183
Interest expense:
Consolidated obligations - discount notes	1,118,881	464,352	6,701
Consolidated obligations - bonds	3,953,400	775,104	222,781
Deposits	33,143	11,000	311
Mandatorily redeemable capital stock and other borrowings	2,460	2,056	3,732
Total interest expense	5,107,884	1,252,512	233,525
Net interest income	738,307	357,493	180,658
Provision (reversal) for credit losses	3,401	5,796	(2,146)
Net interest income after provision (reversal) for credit losses	734,906	351,697	182,804
Noninterest income (loss):
Net gains (losses) on investment securities (Note 4)	3,947	(28,993)	(21,440)
Net gains (losses) on derivatives (Note 7)	(70)	14,244	5,893
Standby letters of credit fees	30,969	24,722	23,632
Other, net	1,983	1,322	4,280
Total noninterest income (loss)	36,829	11,295	12,365
Other expense:
Compensation and benefits	58,656	51,569	48,787
Other operating	41,839	36,235	35,378
Finance Agency	7,015	5,218	6,124
Office of Finance	6,008	5,780	4,715
Voluntary contributions	11,748	11,712	4,150
Total other expense	125,266	110,514	99,154
Income before assessments	646,469	252,478	96,015
Affordable Housing Program (AHP) assessment (Note 10)	64,880	25,410	9,974
Net income	$581,589	$227,068	$86,041

The accompanying notes are an integral part of these financial statements.

Federal Home Loan Bank of Pittsburgh
Statements of Comprehensive Income

	Year ended December 31,
(in thousands)	2023	2022	2021
Net income	$581,589	$227,068	$86,041
Other comprehensive income (loss):
Net unrealized gains (losses) on AFS securities	(6,456)	(180,423)	(28,577)
Realized (gains) losses on AFS securities included in net income	(489)	(509)	—
Pension and post-retirement benefits	984	4,214	1,442
Total other comprehensive income (loss)	(5,961)	(176,718)	(27,135)
Total comprehensive income (loss)	$575,628	$50,350	$58,906

The accompanying notes are an integral part of these financial statements.

Federal Home Loan Bank of Pittsburgh
Statements of Condition

	December 31,
(in thousands)	2023	2022
ASSETS
Cash and due from banks (Note 3)	$11,509	$13,242
Interest-bearing deposits (Note 4)	3,110,803	2,471,135
Securities purchased under agreements to resell (Note 4)	5,980,000	3,200,000
Federal funds sold (Note 4)	2,533,000	3,050,000
Investment securities: (Note 4)
Trading securities	217,722	214,008
AFS securities, net; amortized cost of $14,907,783 and $12,265,009	14,822,933	12,190,560
HTM securities; fair value of $1,272,746 and $874,282	1,339,759	956,471
Total investment securities	16,380,414	13,361,039
Advances (Note 5)	78,431,508	68,856,236
Mortgage loans held for portfolio, net (Note 6)	4,697,752	4,590,888
Accrued interest receivable	517,361	310,081
Derivative assets (Note 7)	408,507	228,996
Other assets	76,791	59,550
Total assets	$112,147,645	$96,141,167

LIABILITIES AND CAPITAL
Liabilities
Deposits (Note 8)	$636,726	$553,279
Consolidated obligations (Note 9)
Discount notes	13,683,580	33,745,478
Bonds	90,801,032	56,471,455
Total consolidated obligations	104,484,612	90,216,933
Mandatorily redeemable capital stock (Note 11)	27,874	27,763
Accrued interest payable	753,663	287,539
AHP payable (Note 10)	116,338	75,828
Derivative liabilities (Note 7)	7,334	13,438
Other liabilities	441,360	68,272
Total liabilities	106,467,907	91,243,052
Commitments and contingencies (Note 15)
Capital (Note 11)
Capital stock - Class B putable ($100 par value) issued and outstanding shares 39,205 and 34,284	3,920,530	3,428,405
Retained earnings:
Unrestricted	1,216,323	1,037,182
Restricted	615,373	499,055
Total retained earnings	1,831,696	1,536,237
Accumulated Other Comprehensive Income (Loss) (AOCI)	(72,488)	(66,527)
Total capital	5,679,738	4,898,115
Total liabilities and capital	$112,147,645	$96,141,167

The accompanying notes are an integral part of these financial statements.

Federal Home Loan Bank of Pittsburgh
Statements of Cash Flows

	Year Ended December 31,
(in thousands)	2023	2022	2021
OPERATING ACTIVITIES
Net income	$581,589	$227,068	$86,041
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization (accretion)	(74,974)	152,040	10,329
Net change in derivative and hedging activities	(389,768)	825,987	288,817
Net realized losses (gains) from sales of AFS securities	(489)	(509)	—
Net change in fair value adjustments on trading securities	(3,458)	29,502	21,440
Other adjustments, net	6,419	7,548	(237)
Net change in:
Accrued interest receivable	(206,581)	(239,133)	16,033
Other assets	(18,312)	1,855	(677)
Accrued interest payable	466,145	228,423	(5,827)
Other liabilities	81,812	3,309	(29,237)
Total adjustments	(139,206)	1,009,022	300,641
Net cash provided by (used in) operating activities	$442,383	$1,236,090	$386,682
INVESTING ACTIVITIES
Net change in:
Interest-bearing deposits (including $(956), $290 and $447 (to)/from other FHLBanks)	$(327,553)	$(2,856,713)	$317,376
Securities purchased under agreements to resell	(2,780,000)	(1,530,000)	(1,070,000)
Federal funds sold	517,000	(1,075,000)	(125,000)
Trading securities:
Proceeds	200,000	15,000	1,285,605
Purchases	(199,178)	(14,944)	(399,875)
AFS securities:
Proceeds (includes $798,200, $577,197 and $0 from sales)	2,887,020	2,205,312	2,297,968
Purchases	(4,967,548)	(2,622,328)	(5,434,624)
HTM securities:
Proceeds	140,848	355,881	1,763,964
Purchases	(525,628)	(101,553)	(500,000)
Advances:
Repaid	696,844,542	308,278,196	29,551,622
Originated	(706,266,366)	(363,428,429)	(18,907,336)
Mortgage loans held for portfolio:
Principal collected	365,339	614,770	1,503,302
Purchases	(480,933)	(546,455)	(1,325,564)
Other investing activities, net	(753)	822	(1,751)
Net cash provided by (used in) investing activities	$(14,593,210)	$(60,705,441)	$8,955,687

Federal Home Loan Bank of Pittsburgh Statements of Cash Flows (continued)

	Year Ended December 31,
(in thousands)	2023	2022	2021
FINANCING ACTIVITIES
Net change in deposits	$90,928	$(532,652)	$163,300
Net proceeds from issuance of consolidated obligations:
Discount notes	633,148,413	353,808,520	172,798,211
Bonds	98,541,919	47,131,803	23,090,138
Payments for maturing and retiring consolidated obligations:
Discount notes	(653,169,662)	(330,717,062)	(171,813,150)
Bonds	(64,668,610)	(12,753,625)	(33,703,615)
Proceeds from issuance of capital stock	5,327,534	5,326,056	846,208
Payments for repurchase/redemption of capital stock	(4,821,728)	(3,118,892)	(1,145,930)
Payments for repurchase/redemption of mandatorily redeemable capital stock	(13,570)	(503)	(121,419)
Cash dividends paid	(286,130)	(89,242)	(64,381)
Net cash provided by (used in) financing activities	$14,149,094	$59,054,403	$(9,950,638)
Net increase (decrease) in cash and due from banks	$(1,733)	$(414,948)	$(608,269)
Cash and due from banks at beginning of the period	13,242	428,190	1,036,459
Cash and due from banks at end of the period	$11,509	$13,242	$428,190
Supplemental disclosures:
Cash activities:
Interest paid	$4,841,331	$874,226	$280,039
AHP payments, net	24,370	30,734	31,008
Non-cash activities:
Capital stock reclassified to mandatorily redeemable capital stock	13,681	5,809	1,069
The accompanying notes are an integral part of these financial statements.

Federal Home Loan Bank of Pittsburgh
Statements of Changes in Capital
Years Ended December 31, 2023, 2022, and 2021

	Capital Stock - Putable		Retained Earnings
(in thousands)	Shares	Par Value	Unrestricted	Restricted	Total	AOCI	Total Capital
December 31, 2020	15,278	$1,527,841	$919,373	$457,378	$1,376,751	$137,326	$3,041,918
Comprehensive income (loss)	—	—	86,041	—	86,041	(27,135)	58,906
Issuance of capital stock	8,462	846,208	—	—	—	—	846,208
Repurchase/redemption of capital stock	(11,459)	(1,145,930)	—	—	—	—	(1,145,930)
Stock reclassified to mandatorily redeemable capital stock	(11)	(1,069)	—	—	—	—	(1,069)
Cash dividends	—	—	(64,381)	—	(64,381)	—	(64,381)
December 31, 2021	12,270	$1,227,050	$941,033	$457,378	$1,398,411	$110,191	$2,735,652

	Capital Stock - Putable		Retained Earnings
(in thousands)	Shares	Par Value	Unrestricted	Restricted	Total	AOCI	Total Capital
December 31, 2021	12,270	$1,227,050	$941,033	$457,378	$1,398,411	$110,191	$2,735,652
Comprehensive income (loss)	—	—	185,391	41,677	227,068	(176,718)	50,350
Issuance of capital stock	53,261	5,326,056	—	—	—	—	5,326,056
Repurchase/redemption of capital stock	(31,189)	(3,118,892)	—	—	—	—	(3,118,892)
Stock reclassified to mandatorily redeemable capital stock	(58)	(5,809)	—	—	—	—	(5,809)
Cash dividends	—	—	(89,242)	—	(89,242)	—	(89,242)
December 31, 2022	34,284	$3,428,405	$1,037,182	$499,055	$1,536,237	$(66,527)	$4,898,115

	Capital Stock - Putable		Retained Earnings
(in thousands)	Shares	Par Value	Unrestricted	Restricted	Total	AOCI	Total Capital
December 31, 2022	34,284	$3,428,405	$1,037,182	$499,055	$1,536,237	$(66,527)	$4,898,115
Comprehensive income (loss)	—	—	465,271	116,318	581,589	(5,961)	575,628
Issuance of capital stock	53,275	5,327,534	—	—	—	—	5,327,534
Repurchase/redemption of capital stock	(48,217)	(4,821,728)	—	—	—	—	(4,821,728)
Stock reclassified to mandatorily redeemable capital stock	(137)	(13,681)	—	—	—	—	(13,681)
Cash dividends	—	—	(286,130)	—	(286,130)	—	(286,130)
December 31, 2023	$39,205	$3,920,530	$1,216,323	$615,373	$1,831,696	$(72,488)	$5,679,738

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

Reclassifications to Prior Period Amounts. Certain amounts in the 2022 and 2021 financial statements have been reclassified to conform to the financial statement presentation. These amounts were not deemed to be material.

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

Fair Value. The fair value amounts, recorded on the Statements of Condition and in the note disclosures for the periods presented, have been determined by the Bank using available market and other pertinent information, and reflect the Bank’s best judgment of appropriate valuation methods. Although the Bank uses its best judgment in estimating the fair value of these financial instruments, there are inherent limitations in any valuation technique. Therefore, these fair values may not be indicative of the amounts that would have been realized in current market transactions, although they do reflect the Bank’s judgment of how a market participant would estimate the fair values. See Note 14 - Estimated Fair Values for more information.

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

Interest-Bearing Deposits, Securities Purchased under Agreements to Resell, and Federal Funds Sold. The Bank invests in interest-bearing deposits, securities purchased under agreements to resell, and Federal funds sold. These investments provide short-term liquidity and are carried at amortized cost. Accrued interest receivable is recorded separately on the Statements of Condition. Interest-bearing deposits include bank notes not meeting the definition of a security. Federal funds sold consist of short-term, unsecured loans generally transacted with counterparties that are considered by the Bank to be of investment quality. The Bank treats securities purchased under agreements to resell as short-term collateralized loans that are classified as assets in the Statements of Condition.

ACL: These investments are evaluated quarterly for expected credit losses. If applicable, an ACL is recorded with a corresponding adjustment to the provision (reversal) for credit losses. The Bank uses the collateral maintenance provision practical expedient for securities purchased under agreements to resell. Consequently, a credit loss would be recognized if there is a collateral shortfall which the Bank does not believe the counterparty will replenish in accordance with its contractual terms. The credit loss would be limited to the difference between the fair value of the collateral and the investment’s amortized cost. See Note 4 - Investments for details on the allowance methodologies relating to these investments.

Investment Securities. The Bank classifies investment securities as trading, AFS or HTM at the date of acquisition. Purchases and sales of securities are recorded on a trade date basis.

Notes to Financial Statements (continued)
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

For AFS securities for which OTTI was previously recognized, the accretable yield continues to be used prospectively. Based on the quarterly assessment of expected credit losses, if there is an improvement, the Bank will first recognize a reversal for credit losses up to the amount of the ACL. If the ACL is zero and the increase in cash flows is significant, the Bank will adjust the accretable yield prospectively.

Held-to-Maturity (HTM). Securities that the Bank has both the intent and ability to hold to maturity are classified as HTM and are carried at amortized cost, representing the amount at which an investment is acquired net of periodic principal repayments, amortization of premiums and accretion of discounts. Accrued interest receivable is recorded separately on the Statements of Condition.

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

Notes to Financial Statements (continued)
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
Advances. The Bank reports advances (secured loans to members, former members or housing associates) at amortized cost, which is cost, net of premiums and discounts (including discounts related to AHP) and hedging adjustments. Accrued interest receivable is recorded separately on the Statements of Condition. The Bank amortizes/accretes premiums, discounts and hedging adjustments to interest income using the contractual method. The Bank records interest on advances to interest income as earned.

Advances ACL: Advances are evaluated quarterly for expected credit losses. If deemed necessary, an ACL is recorded with a corresponding adjustment to the provision (reversal) for credit losses. See Note 5 - Advances for details on the allowance methodology relating to advances.

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

Prepayment Fees. The Bank charges a borrower a prepayment fee when the borrower prepays certain advances before the original maturity. In the event that a new advance is issued in connection with a prepayment of an outstanding advance, but the new advance does not qualify as a modification of an existing advance, any prepayment fee, net of hedging activities, is recorded in “Advances” in the interest income section of the Statements of Income. If a new advance qualifies as a modification of an existing advance, any prepayment fee, net of hedging activities, is deferred and amortized using the contractual method.

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

The Bank classifies mortgage loans that it has the intent and ability to hold for the foreseeable future as held for portfolio. Accordingly, these mortgage loans are recorded at amortized cost, which is cost, net of periodic principal repayments and amortization of premiums and accretion of discounts, hedging adjustments, and charge-offs. Accrued interest receivable is recorded separately on the Statements of Condition.

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

Notes to Financial Statements (continued)
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

Mortgage Loan Modifications. The Bank may provide mortgage loan modifications to borrowers experiencing financial difficulty. If the terms of the modified loan are at least as favorable to the Bank as the terms offered to borrowers with similar collection risks for comparable loans and the modification to the terms of the loan is more than minor, the loan meets the accounting criteria for a new loan. Generally, a modification does not result in a new loan because the modified terms are not as favorable to the Bank as terms for comparable loans that would be offered to similar borrowers.

Troubled Debt Restructuring (TDR). Beginning January 1, 2023, the Bank adopted, on a prospective basis, accounting guidance pertaining to TDRs and vintage disclosures, which discontinued recognition and measurement guidance for TDRs. Mortgage loan modifications occurring after the date of adoption are subject to the accounting guidance pertaining to loan modifications.

Prior to January 1, 2023, the Bank considered a TDR to have occurred when a concession was granted to a borrower for economic or legal reasons related to the borrower’s financial difficulties and that concession would not have been considered otherwise, such as a loan modification. Loans that were discharged in Chapter 7 bankruptcy and were not reaffirmed by the borrowers were also considered to be TDRs, except in cases where all contractual amounts due were expected to be collected as a result of government guarantees or insurance.

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

Charge-off Policy. The Bank evaluates whether to record a charge-off on a conventional mortgage loan upon the occurrence of a confirming event. Confirming events include, but are not limited to, the occurrence of foreclosure, notification of a claim against any of the CE, a loan that is 180 or more days delinquent, or certain loans for which the borrower has filed

Notes to Financial Statements (continued)
for bankruptcy. If the loss is expected to be recovered through CE, the Bank recognizes a CE fee receivable for the amount of the loss and assesses it for collectability along with the mortgage loans. The CE fee receivable is recorded in Other assets on the Statements of Condition.

Real Estate Owned (REO). REO includes assets that have been received in satisfaction of debt through foreclosures. REO is initially recorded at fair value less estimated selling costs and is subsequently carried at the lower of that amount or current fair value less estimated selling costs. The Bank recognizes a charge-off to the allowance for credit losses and/or CE fee receivable if the fair value of the REO less estimated selling costs is less than the recorded investment in the loan at the date of transfer from loans to REO. Any subsequent realized gains, realized or unrealized losses, and carrying costs are included in Noninterest expense in the Statements of Income. REO is recorded in Other assets on the Statements of Condition.

Derivatives and Hedging Activities. All derivatives are recognized on the Statements of Condition at fair value and are reported as either derivative assets or derivative liabilities, net of cash collateral, including initial margin, and accrued interest received from or pledged to clearing agents and/or counterparties. Variation margin payments are characterized as daily settlement payments, rather than collateral. The fair value of derivatives is netted by clearing agent and/or counterparty when the netting requirements have been met. If these netted amounts are positive, they are classified as an asset and, if negative, they are classified as a liability. Cash flows associated with derivatives are reflected as cash flows from operating activities in the Statements of Cash Flows, as the Bank does not have any derivatives that met the criteria of a financing derivative.

Types of Qualifying and Non-Qualifying Hedges. The Bank has the following types of hedges that qualify for hedge accounting treatment (qualifying hedges) and hedges that do not qualify for hedge accounting treatment (non-qualifying hedges):
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

When hedge accounting is discontinued, the Bank either terminates the derivative or continues to carry the derivative on the Statements of Condition at its fair value, ceases to adjust the hedged asset or liability for changes in fair value, and amortizes the cumulative basis adjustment on the hedged item into earnings over the remaining life of the hedged item using the contractual method.

When hedge accounting is discontinued because the hedged item no longer meets the definition of a firm commitment, the Bank continues to carry the derivative on the Statements of Condition at its fair value, removing from the Statements of Condition any asset or liability that was recorded to recognize the firm commitment and recording it as a gain or loss in current period earnings.

Embedded Derivatives. The Bank may issue debt, make advances, or purchase financial instruments in which a derivative instrument is “embedded.” Upon execution of these transactions, the Bank assesses whether the economic characteristics of the embedded derivative are clearly and closely related to the economic characteristics of the remaining component of the debt, advance or purchased financial instrument (the host contract) and whether a separate, non-embedded instrument with the same terms as the embedded instrument would meet the definition of a derivative instrument. The embedded derivative is separated from the host contract, carried at fair value, and designated as a stand-alone derivative instrument (pursuant to an economic hedge) when the Bank determines that certain criteria are met. The Bank had no embedded derivatives requiring separation from the host contract at December 31, 2023 or 2022.

    Premises, Software and Equipment. The Bank records premises, software and equipment at cost less accumulated depreciation and amortization and computes depreciation using the straight-line method over the estimated useful lives of the assets, which range from 1 year to 10 years. The Bank amortizes leasehold improvements using the straight-line method over the shorter of the estimated useful life of the improvement or the remaining term of the lease. The Bank capitalizes improvements and major renewals but expenses ordinary maintenance and repairs when incurred. Premises, software and equipment are included in “Other assets” on the Statements of Condition. The Bank includes gains and losses on the disposal of premises, software and equipment in Noninterest income (loss).

At December 31, 2023 and 2022, premises, software, and equipment, net of accumulated depreciation and amortization were $3.0 million and $4.3 million, respectively. For the years ended December 31, 2023, 2022, and 2021, the related depreciation and amortization expense was $2.9 million, $3.8 million, and $3.3 million, respectively.

    Hosting arrangements, also known as Software as a Service (SaaS), are assessed for whether they should be accounted for as software or a service contract. SaaS accounted for as a service contract is expensed as incurred, which could result in the SaaS being recognized as a prepaid asset and recorded in Other assets on the Statements of Condition, if appropriate. Implementation costs related to SaaS are recorded as software. At December 31, 2023 and 2022, SaaS accounted for as a service contract was $17.0 million and $1.1 million, respectively.

    Leases. The Bank leases office space and other facilities, as well as office equipment to run its business operations. The Bank recognizes its lease right-of-use assets in Other assets and the related lease liabilities in Other liabilities in its Statements of Condition. The Bank has elected to account for the lease and non-lease components of its real estate, including leasehold improvement, asset class as a single lease component. The Bank has also elected not to recognize leases with a term of 12 months or less on the Statements of Condition.

Notes to Financial Statements (continued)
    At December 31, 2023 and 2022, lease right-of-use assets were $2.2 million and $3.9 million, respectively, and lease liabilities were $2.3 million and $4.1 million, respectively. The Bank recognized operating lease costs in the Other operating expense line of the Statements of Income of $1.7 million, $1.7 million, and $1.9 million for the years ended December 31, 2023, 2022, and 2021, respectively.

The Bank entered into a lease for new office space and intends to relocate from its existing office space in 2024. The term of the new office space lease commenced on February 1, 2024 and will terminate on June 30, 2041. On the commencement date, the Bank recognized a lease right-of-use asset and liability of $16.6 million in Other assets and Other liabilities, respectively.

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

Off-Balance Sheet Credit Exposures. The Bank evaluates its off-balance sheet credit exposures on a quarterly basis for expected credit losses. If deemed necessary, an allowance for expected credit losses is recorded in other liabilities with a corresponding adjustment to the provision (reversal) for credit losses. Commitments to purchase MPF Loans are derivatives and therefore do not require an assessment of expected credit losses.

Mandatorily Redeemable Capital Stock. The Bank reclassifies stock subject to redemption from capital stock to a liability after a member provides written notice of redemption, gives notice of intention to withdraw from membership, or attains non-member status by merger or acquisition, relocation, charter termination, voluntary termination or other involuntary termination from membership, because the member’s shares will then meet the definition of a mandatorily redeemable financial instrument. Shares meeting this definition are reclassified to a liability at fair value, which is par plus estimated dividends. Dividends declared on shares classified as a liability are accrued at the expected dividend rate and reflected as interest expense in the Statements of Income. The repurchase or redemption of mandatorily redeemable capital stock is reflected as a financing cash outflow in the Statements of Cash Flows.

If a member cancels its written notice of redemption or notice of withdrawal, the Bank will reclassify mandatorily redeemable capital stock from liabilities to capital. After the reclassification, dividends on the capital stock will no longer be classified as interest expense.

Restricted Retained Earnings (RRE). In accordance with the Joint Capital Enhancement Agreement (JCEA) entered into by the Bank, as amended, the Bank allocates on a quarterly basis 20% of its net income to a separate restricted retained earnings account until the account balance equals at least 1% of the Bank’s average balance of outstanding consolidated obligations for the current quarter. Additionally, the Capital Agreement provides that amounts in restricted retained earnings in excess of 150% of the Bank’s restricted retained earnings minimum (i.e., one percent of the average balance of outstanding consolidated obligations calculated as of the last day of each calendar quarter) may be released from restricted retained earnings. These restricted retained earnings are not available to pay dividends and are presented separately on the Statements of Condition. See Note 11 - Capital for more information.

Discretionary Grants and Contributions. Contributions made are recognized as expense in the period in which the grant or contribution is considered an unconditional promise to give. The Bank’s discretionary grants and contributions are part of its community investment products and include Home4Good and the voluntary housing grant initiative. Discretionary grants and contributions are recognized in Voluntary contributions expense in the Statements of Income.

Finance Agency Expenses. The portion of the Finance Agency’s expenses and working capital fund paid by the FHLBanks are allocated among the FHLBanks based on the pro-rata share of the annual assessments (which are based on the ratio between each FHLBank’s minimum required regulatory capital and the aggregate minimum required regulatory capital of every FHLBank).

Notes to Financial Statements (continued)
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

The Bank adopted the following new accounting standards during the year ended December 31, 2023.

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
ASU 2023-07: Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures
This ASU improves reportable segment disclosures and addresses requests from investors and other allocators of capital for additional, more detailed information about a reportable segment’s expenses, including if an entity reports a single reportable segment (such as the Bank).
		This ASU will be effective for the Bank for the year ending December 31, 2024.	The Bank is evaluating the impact of this ASU on the Bank’s disclosures.

Note 3 – Cash and Due from Banks

    Cash and due from banks on the Statements of Condition includes cash on hand, cash items in the process of collection, compensating balances, and amounts due from correspondent banks and the Federal Reserve Bank (FRB). The Bank maintains collected cash balances with commercial banks in return for certain services. These agreements contain no legal restrictions on the withdrawal of funds. The Bank did not have a compensating balance with commercial banks in 2023. The average compensating and collected cash balances for the years ended December 31, 2023 and December 31, 2022 were $9.0 million and $180.6 million, respectively.

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

Interest-bearing deposits and Federal funds sold are unsecured investments. Federal funds sold are generally transacted on an overnight term. Finance Agency regulations include a limit on the amount of unsecured credit the Bank may extend to a counterparty. At December 31, 2023 and December 31, 2022, all investments in interest-bearing deposits and Federal funds sold were repaid according to the contractual terms; no ACL was recorded for these assets at December 31, 2023 and December 31, 2022. Carrying values of interest-bearing deposits and Federal funds exclude accrued interest receivable which was immaterial for all periods presented. At December 31, 2023 and December 31, 2022, none of these investments were with counterparties rated below BBB or with unrated counterparties. These may differ from any internal ratings of the investments by the Bank, if applicable.

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

At December 31, 2023 and December 31, 2022, all investments in securities purchased under agreements to resell were repaid according to the contractual terms; no ACL was recorded for these assets at December 31, 2023 and December 31, 2022. Carrying value of securities purchased under agreements to resell excludes accrued interest receivable which was immaterial for all periods presented. At December 31, 2023 and December 31, 2022, none of these investments were with counterparties rated below BBB or with unrated counterparties. These may differ from any internal ratings of the investments by the Bank, if applicable.

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

At December 31, 2023, total investment securities and accrued interest included $346.6 million of net unsettled purchases which represent a non-cash activity which are not reflected on the Statements of Cash Flows. There was none at December 31, 2022.

Trading Securities. The following table presents the fair value of trading securities by major security type at December 31, 2023 and December 31, 2022.

(in thousands)	December 31, 2023	December 31, 2022
GSE obligations	$217,722	$214,008

Notes to Financial Statements (continued)
The following table presents net gains (losses) on trading securities for the years ended December 31, 2023, 2022 and 2021.

	Year ended December 31,
(in thousands)	2023	2022	2021
Net unrealized gains (losses) on trading securities held at year-end	$3,458	$(29,502)	$(13,423)
Net gains (losses) on trading securities sold/matured during the year	—	—	(8,017)
Net gains (losses) on trading securities	$3,458	$(29,502)	$(21,440)

AFS Securities. The following tables presents AFS securities by major security type at December 31, 2023 and December 31, 2022.

	December 31, 2023
(in thousands)	Amortized Cost(1)	Allowance for Credit Losses	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Non-MBS:
U.S. Treasury obligations	$3,683,045	$—	$1,345	$(8,353)	$3,676,037
GSE and TVA obligations	967,074	—	18,218	(1,985)	983,307
State or local agency obligations	183,430	—	19	(9,338)	174,111
Total non-MBS	$4,833,549	$—	$19,582	$(19,676)	$4,833,455
MBS:
U.S. obligations single-family	$1,551,915	$—	$3,161	$(16,687)	$1,538,389
GSE single-family	2,095,261	—	5,174	(52,683)	2,047,752
GSE multifamily	6,293,426	—	8,922	(24,819)	6,277,529
Private label	133,632	(11,988)	7,609	(3,445)	125,808
Total MBS	10,074,234	(11,988)	24,866	(97,634)	9,989,478
Total AFS securities	$14,907,783	$(11,988)	$44,448	$(117,310)	$14,822,933

	December 31, 2022
(in thousands)	Amortized Cost(1)	Allowance for Credit Losses	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Non-MBS:
U.S. Treasury obligations	$5,246,937	$—	$3,963	$(18,407)	$5,232,493
GSE and TVA obligations	1,111,674	—	16,879	(2,810)	1,125,743
State or local agency obligations	184,310	—	21	(14,068)	170,263
Total non-MBS	$6,542,921	$—	$20,863	$(35,285)	$6,528,499
MBS:
U.S. obligations single-family	$490,952	$—	$1,999	$(9,969)	$482,982
GSE single-family	1,925,950	—	5,852	(50,765)	1,881,037
GSE multifamily	3,164,964	—	1,364	(10,557)	3,155,771
Private label	140,222	(8,532)	12,443	(1,862)	142,271
Total MBS	5,722,088	(8,532)	21,658	$(73,153)	5,662,061
Total AFS securities	$12,265,009	$(8,532)	$42,521	$(108,438)	$12,190,560
Notes:
(1) Includes adjustments made to the cost basis of an investment for accretion, amortization and/or fair value hedge accounting adjustments, and excludes accrued interest receivable of $52.4 million and $37.4 million at December 31, 2023 and December 31, 2022.

Notes to Financial Statements (continued)
The following tables summarize the AFS securities with gross unrealized losses as of December 31, 2023 and December 31, 2022. The gross unrealized losses are aggregated by major security type and length of time that individual securities have been in a continuous unrealized loss position.

	December 31, 2023
	Less than 12 Months		Greater than 12 Months		Total
(in thousands)	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
Non-MBS:
U.S. Treasury obligations	$2,655,906	$(4,566)	$94,409	$(3,787)	$2,750,315	$(8,353)
GSE and TVA obligations	—	—	32,837	(1,985)	32,837	(1,985)
State or local agency obligations	2,229	(11)	149,653	(9,327)	151,882	(9,338)
Total non-MBS	$2,658,135	$(4,577)	$276,899	$(15,099)	$2,935,034	$(19,676)
MBS:
U.S. obligations single-family	$722,587	$(5,968)	$291,262	$(10,719)	$1,013,849	$(16,687)
GSE single-family	205,891	(2,279)	1,329,086	(50,404)	1,534,977	(52,683)
GSE multifamily	2,650,655	(16,858)	2,000,100	(7,961)	4,650,755	(24,819)
Private label	18,497	(686)	27,259	(2,759)	45,756	(3,445)
Total MBS	$3,597,630	$(25,791)	$3,647,707	$(71,843)	$7,245,337	$(97,634)
Total	$6,255,765	$(30,368)	$3,924,606	$(86,942)	$10,180,371	$(117,310)

	December 31, 2022
	Less than 12 Months		Greater than 12 Months		Total
(in thousands)	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
Non-MBS:
U.S. Treasury obligations	$2,460,913	$(8,532)	$388,509	$(9,875)	$2,849,422	$(18,407)
GSE and TVA obligations	39,276	(2,810)	—	—	39,276	(2,810)
State or local agency obligations	160,372	(14,068)	—	—	160,372	(14,068)
Total non-MBS	$2,660,561	$(25,410)	$388,509	$(9,875)	$3,049,070	$(35,285)
MBS:
U.S. obligations single-family	$315,111	$(9,511)	$15,293	$(458)	$330,404	$(9,969)
GSE single-family	1,406,666	(33,614)	146,908	(17,151)	1,553,574	(50,765)
GSE multifamily	2,310,965	(6,738)	548,201	(3,819)	2,859,166	(10,557)
Private label	34,918	(1,682)	2,357	(180)	37,275	(1,862)
Total MBS	$4,067,660	$(51,545)	$712,759	$(21,608)	$4,780,419	$(73,153)
Total	$6,728,221	$(76,955)	$1,101,268	$(31,483)	$7,829,489	$(108,438)

Notes to Financial Statements (continued)
Redemption Terms. The amortized cost and fair value of AFS securities by contractual maturity as of December 31, 2023 and December 31, 2022 are presented below. Expected maturities of some securities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment fees. MBS are not presented by contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment fees.

(in thousands)	December 31, 2023		December 31, 2022
Year of Maturity	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Non-MBS:
Due in one year or less	$100,351	$100,521	$1,566,430	$1,560,311
Due after one year through five years	4,022,388	4,024,322	2,629,759	2,632,374
Due after five years through ten years	588,935	594,033	2,204,799	2,206,358
Due after ten years	121,875	114,579	141,933	129,456
Total non-MBS	4,833,549	4,833,455	6,542,921	6,528,499
MBS	10,074,234	9,989,478	5,722,088	5,662,061
Total AFS securities	$14,907,783	$14,822,933	$12,265,009	$12,190,560

Interest Rate Payment Terms. The following table details interest payment terms at December 31, 2023 and December 31, 2022.

(in thousands)	December 31, 2023	December 31, 2022
Amortized cost of AFS non-MBS:
Fixed-rate	$4,833,549	$6,542,921
Variable-rate	—	—
Total non-MBS	$4,833,549	$6,542,921
Amortized cost of AFS MBS:
Fixed-rate	$3,804,161	$1,069,749
Variable-rate	6,270,073	4,652,339
Total MBS	10,074,234	5,722,088
Total amortized cost of AFS securities	$14,907,783	$12,265,009

Realized Gains (Losses) on AFS Securities. The following table provides a summary of proceeds, gross gains and losses on sales of AFS securities for 2023, 2022, and 2021.

	Year Ended December 31,
(in thousands)	2023	2022	2021
Proceeds from sale of AFS securities	$798,200	$577,197	$—
Gross gains on AFS securities	489	509	—
Gross losses on AFS securities	—	—	—
Net realized gains (losses) from sale of AFS securities	$489	$509	$—

Notes to Financial Statements (continued)

HTM Securities. The following tables presents HTM securities by major security type at December 31, 2023 and December 31, 2022.

	December 31, 2023
(in thousands)	Amortized Cost (1)	Gross Unrealized Holding Gains	Gross Unrealized Holding Losses	Fair Value
MBS:
U.S. obligations single-family	$608,937	$4,962	$(5,362)	$608,537
GSE single-family	440,752	1,393	(58,407)	383,738
GSE multifamily	245,545	—	(6,730)	238,815
Private label	44,525	—	(2,869)	41,656
Total MBS	1,339,759	6,355	(73,368)	1,272,746
Total HTM securities	$1,339,759	$6,355	$(73,368)	$1,272,746

	December 31, 2022
(in thousands)	Amortized Cost (1)	Gross Unrealized Holding Gains	Gross Unrealized Holding Losses	Fair Value
MBS:
U.S. obligations single-family	$162,366	$155	$(5,352)	$157,169
GSE single-family	435,129	74	(63,200)	372,003
GSE multifamily	305,306	—	(10,248)	295,058
Private label	53,670	—	(3,618)	50,052
Total MBS	956,471	229	(82,418)	874,282
Total HTM securities	$956,471	$229	$(82,418)	$874,282
Notes:
(1) Includes adjustments made to the cost basis of an investment for accretion and amortization and excludes accrued interest receivable of $4.7 million and $2.4 million at December 31, 2023 and December 31, 2022.

Redemption Terms. The HTM securities consisted entirely of MBS, and as such are not presented by contractual maturity because borrowers may have the right to call or prepay obligations with or without call or prepayment fees.

Interest Rate Payment Terms. The following table details interest rate payment terms at December 31, 2023 and December 31, 2022.

(in thousands)	December 31, 2023	December 31, 2022
Amortized cost of HTM MBS:
Fixed-rate	$1,230,759	$824,791
Variable-rate	109,000	131,680
Total MBS	1,339,759	956,471
Total HTM securities	$1,339,759	$956,471

Notes to Financial Statements (continued)

Debt Securities ACL. For HTM securities, there was no ACL at December 31, 2023 and December 31, 2022. For AFS securities, the Bank recorded an ACL only on its private label MBS at December 31, 2023 and December 31, 2022.

AFS Debt Securities - Rollforward of ACL. The following table presents a rollforward of the ACL on AFS securities for the years ended December 31, 2023 and December 31, 2022.

	Private label MBS
(in thousands)	December 31, 2023	December 31, 2022
Balance, beginning of period	$8,532	$2,378
Increases (decreases) for securities with a previous ACL or OTTI recorded	3,456	6,154
Balance, end of period	$11,988	$8,532

Debt Securities ACL Methodology. To evaluate investment securities for credit losses at December 31, 2023, the Bank employs the following methodologies by major security type.

GSE and Other U.S. Obligations. The Bank invests in GSE and other U.S. obligations, which includes Tennessee Valley Authority obligations, single-family MBS, and GSE single-family and multifamily MBS. These securities are issued by Federal Agencies or U.S. government corporations and include MBS issued by these same entities that are directly supported by underlying mortgage loans. All of these securities are highly-rated. In the case of U.S. obligations, they carry an explicit government guarantee. In the case of GSE securities, they are purchased under an assumption that the issuers’ obligation to pay principal and interest on those securities will be honored. As a result, no ACL was recorded on GSE and other U.S. obligations at December 31, 2023 and December 31, 2022.

The Bank only purchases GSE and other U.S. obligations considered investment quality. At December 31, 2023, all of these GSE and other U.S. obligations, based on amortized cost, were rated BBB or above by a NRSRO, based on the lowest long-term credit rating for each security. These may differ from any internal ratings of the securities by the Bank, if applicable.

State or Local Agency Obligations. The Bank invests in state or local agency obligations, such as municipal securities. These securities are subject to credit risk related to a portfolio of state and local agency obligations (i.e., Housing Finance Agency bonds). The Bank has not experienced any payment defaults on these instruments.

    The Bank only purchases state or local agency obligations considered investment quality. At December 31, 2023, all of these state or local agency obligations, based on amortized cost, were rated BBB or above by a NRSRO, based on the lowest long-term credit rating for each security. These may differ from any internal ratings of the securities by the Bank, if applicable.

The Bank evaluates AFS state or local agency obligations for an ACL based on a credit assessment of the issuer, or guarantor. If the Bank determines that an ACL should be recognized, it is limited to the unrealized loss of the state or local agency obligation, including zero if it is in an unrealized gain position. At December 31, 2023 and December 31, 2022, the Bank expected to receive all cash flows contractually due, and no ACL was recorded on AFS state or local agency obligations.

Private Label MBS. The Bank also holds investments in private label MBS. The Bank has not purchased any private label MBS since 2007. However, many of these securities have subsequently experienced significant credit deterioration. As of December 31, 2023, 16.9% of private label MBS (AFS and HTM combined, based on amortized cost) were rated BBB or above by a NRSRO and the remaining securities were either rated less than BBB or were unrated. To determine whether an ACL is necessary on these securities, the Bank uses cash flow analyses.

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

Notes to Financial Statements (continued)

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

Notes to Financial Statements (continued)

Note 5 – Advances

    General Terms. The Bank offers a wide-range of fixed- and variable-rate advance products with different maturities, interest rates, payment characteristics and optionality. Fixed-rate advances generally have maturities ranging from overnight to 30 years. Variable-rate advances generally have maturities ranging up to 30 years, and the interest rates reset periodically at a fixed spread to SOFR.

The following table details the Bank’s advances portfolio by year of redemption and weighted-average interest rate at December 31, 2023 and December 31, 2022.

(dollars in thousands)	December 31, 2023		December 31, 2022
Year of Redemption	Amount	Weighted Average Interest Rate	Amount	Weighted Average Interest Rate
Due in 1 year or less	$46,380,744	5.35%	$28,672,440	4.28%
Due after 1 year through 2 years	19,483,400	5.17	21,421,482	4.17
Due after 2 years through 3 years	9,308,565	5.24	13,136,090	4.30
Due after 3 years through 4 years	1,909,905	3.97	4,966,948	4.38
Due after 4 years through 5 years	1,395,177	4.29	865,373	3.37
Thereafter	169,407	3.33	166,538	2.84
Total par value	$78,647,198	5.24%	$69,228,871	4.24%
Deferred prepayment fees	(537)		(940)
Fair value hedging adjustments	(215,153)		(371,695)
Total book value (1)	$78,431,508		$68,856,236
Notes:
(1) Amounts exclude accrued interest receivable of $422.7 million and $241.8 million as of December 31, 2023 and December 31, 2022.

The Bank offers certain advances to members that provide a member the right, based upon predetermined exercise dates, to prepay the advance prior to maturity without incurring prepayment or termination fees (returnable advances).

At December 31, 2023 and December 31, 2022, the Bank did not have any advances with embedded features that met the requirements to separate the embedded feature from the host contract and designate the embedded feature as a stand-alone derivative.

The following table summarizes advances by the earlier of year of redemption or next call date as of December 31, 2023 and December 31, 2022.

	Year of Redemption or Next Call Date
(in thousands)	December 31, 2023	December 31, 2022
Due in 1 year or less	$46,420,744	$28,962,440
Due after 1 year through 2 years	19,458,400	21,131,482
Due after 2 years through 3 years	9,293,565	13,136,090
Due after 3 years through 4 years	1,909,905	4,966,948
Due after 4 years through 5 years	1,395,177	865,373
Thereafter	169,407	166,538
Total par value	$78,647,198	$69,228,871

Notes to Financial Statements (continued)
Interest Rate Payment Terms. The following table details interest rate payment terms by year of redemption for advances as of December 31, 2023 and December 31, 2022.

(in thousands)	December 31, 2023	December 31, 2022
Fixed-rate – overnight	$1,739,567	$1,792,810
Fixed-rate – term:
Due in 1 year or less	15,218,445	21,547,006
Thereafter	13,216,455	7,429,914
Total fixed-rate	$30,174,467	$30,769,730
Variable-rate:
Due in 1 year or less	29,422,731	5,332,624
Thereafter	19,050,000	33,126,517
Total variable-rate	48,472,731	38,459,141
Total par value	$78,647,198	$69,228,871

Credit Risk Exposure and Security Terms. The Bank’s potential credit risk from advances is primarily concentrated in commercial banks. As of December 31, 2023, the Bank had advances of $62.4 billion outstanding to the five largest borrowers, which represented 79.3% of the total principal amount of advances outstanding. Of these five, two had outstanding advance balances that were in excess of 10% of the total portfolio at December 31, 2023.

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

Using a risk-based approach, the Bank considers the payment status, collateral types and concentration levels, and borrower’s financial condition to be indicators of credit quality on its credit products. The Bank’s assessment of a member’s financial condition may require certain risk mitigation actions, including reduced collateral weights, delivery of pledged collateral, reduced advance tenor, and change in availability of certain credit products. At December 31, 2023 and December

Notes to Financial Statements (continued)
31, 2022, the Bank had rights to collateral on a member-by-member basis with a value in excess of its outstanding extensions of credit.

The Bank continues to evaluate and, as necessary, make changes to its collateral guidelines based on current market conditions. At December 31, 2023 and December 31, 2022, the Bank did not have any credit products that were past due, on nonaccrual status, or considered impaired. In addition, the Bank did not have any modifications related to advances with borrowers experiencing financial difficulties during the year of 2023.

The Bank evaluates its advances for an ACL on a collective, or pooled basis unless an individual assessment is deemed necessary because the instruments do not possess similar risk characteristics. The Bank pools advances by member type, as noted above. Based on the collateral held as security, the Bank's credit extension and collateral policies and repayment history on advances, including that the Bank has not incurred any credit losses since inception, the Bank has not recorded any ACL at December 31, 2023 or December 31, 2022.

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

The following table presents balances as of December 31, 2023 and December 31, 2022 for mortgage loans held for portfolio.

(in thousands)	December 31, 2023	December 31, 2022
Fixed-rate long-term single-family mortgages(1)	$4,527,088	$4,388,461
Fixed-rate medium-term single-family mortgages(2)	116,527	140,270
Total par value	4,643,615	4,528,731
Premiums	68,667	73,703
Discounts	(11,968)	(10,224)
Hedging adjustments	456	1,918
Total mortgage loans held for portfolio(3)	4,700,770	4,594,128
Allowance for credit losses on mortgage loans	(3,018)	(3,240)
Mortgage loans held for portfolio, net	$4,697,752	$4,590,888
Note:
(1) Long-term is defined as an original term of greater than 15 years and up to 30 years.
(2) Medium-term is defined as an original term of 15 years or less.
(3) Amounts exclude accrued interest receivable of $25.1 million at December 31, 2023 and $22.5 million at December 31, 2022.

The following table details the par value of mortgage loans held for portfolio outstanding categorized by type as of December 31, 2023 and December 31, 2022.

(in thousands)	December 31, 2023	December 31, 2022
Conventional loans	$4,539,983	$4,415,876
Government-guaranteed/insured loans	103,632	112,855
Total par value	$4,643,615	$4,528,731

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

Notes to Financial Statements (continued)
Credit Quality Indicator for Conventional Mortgage Loans. The following table presents the payment status for conventional mortgage loans at December 31, 2023 and December 31, 2022.

	December 31, 2023
(in thousands)	Origination Year
Payment Status, at amortized cost (1)	Prior to 2019	2019 to 2023	Total
Past due 30-59 days	$18,132	$20,959	$39,091
Past due 60-89 days	6,372	9,740	16,112
Past due 90 days or more	8,932	9,171	18,103
Total past due loans	33,436	39,870	73,306
Current loans	1,148,754	3,372,849	4,521,603
Total conventional loans	$1,182,190	$3,412,719	$4,594,909

	December 31, 2022
	Origination Year
Payment Status, at amortized cost (1)	Prior to 2018	2018 to 2022	Total
Past due 30-59 days	$13,369	$19,806	$33,175
Past due 60-89 days	4,100	6,321	10,421
Past due 90 days or more	8,216	9,856	18,072
Total past due loans	25,685	35,983	61,668
Current loans	1,109,321	3,307,745	4,417,066
Total conventional loans	$1,135,006	$3,343,728	$4,478,734
Note:
(1) The amortized cost at December 31, 2023 and December 31, 2022 excludes accrued interest receivable.

Other Delinquency Statistics. The following table presents the delinquency statistics for the Bank’s mortgage loans at December 31, 2023 and December 31, 2022.

	December 31, 2023
(dollars in thousands)(1)	Conventional MPF Loans	Government-Guaranteed or Insured Loans	Total
In process of foreclosures, included above(2)	$5,932	$960	$6,892
Serious delinquency rate(3)	0.4%	2.0%	0.4%
Past due 90 days or more still accruing interest	$—	$2,137	$2,137
Loans on nonaccrual status	$23,002	$—	$23,002

	December 31, 2022
(dollars in thousands)(1)	Conventional MPF Loans	Government-Guaranteed or Insured Loans	Total
In process of foreclosures, included above(2)	$7,873	$1,352	$9,225
Serious delinquency rate(3)	0.4%	2.9%	0.5%
Past due 90 days or more still accruing interest	$—	$3,182	$3,182
Loans on nonaccrual status	$20,950	$—	$20,950
Notes:
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

Conventional MPF - Rollforward of ACL

(in thousands)	2023	2022	2021
Balance, beginning of period	$3,240	$3,412	$4,972
(Charge-offs) Recoveries, net(1)	(166)	288	1,009
Provision (reversal) for credit losses	(56)	(460)	(2,569)
Balance, end of period	$3,018	$3,240	$3,412
Note:
(1) Net charge-offs that the Bank does not expect to recover through CE receivable.

Government-Guaranteed or -Insured Mortgage Loans. The Bank invests in government-guaranteed or insured fixed-rate mortgage loans secured by one-to-four family residential properties. Government-guaranteed or insured mortgage loans are those insured or guaranteed by the Federal Housing Administration (FHA), Department of Veterans Affairs (VA), the Rural Housing Service (RHS) of the Department of Agriculture and/or by Housing and Urban Development (HUD). The servicer provides and maintains insurance or a guarantee from the applicable government agency. The servicer is responsible for compliance with all government agency requirements and for obtaining the benefit of the applicable guarantee or insurance with respect to defaulted government-guaranteed or -insured mortgage loans. Any losses on these loans that are not recovered from the issuer or the guarantor are absorbed by the servicer. Therefore, the Bank only has credit risk for these loans if the servicer fails to pay for losses not covered by the guarantee or insurance, but in such instance, the Bank would have recourse against the servicer for such failure. Based on the Bank's assessment of its servicers and the collateral backing the loans, the risk of loss was immaterial. Consequently, the Bank has not recorded an ACL for government-guaranteed or -insured mortgage loans at December 31, 2023 or December 31, 2022. Furthermore, none of these mortgage loans have been placed on non-accrual status because of the U.S. government guarantee or insurance on these loans and the contractual obligation of the loan servicer to repurchase the loans when certain criteria are met.

Notes to Financial Statements (continued)
Real Estate Owned (REO). The amount of REO reported in Other assets on the Statements of Condition was immaterial at both December 31, 2023 and December 31, 2022.

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

Types of Derivatives. The Bank’s Risk Governance Policy establishes guidelines for its use of derivatives. The Bank can use instruments such as the following to reduce funding costs and to manage exposure to interest rate risks inherent in the normal course of business:

•interest rate swaps
•interest rate swaptions
•interest rate caps or floors; and
•futures and forward contracts

Interest Rate Swaps. An interest rate swap is an agreement between two entities to exchange cash flows in the future. The agreement sets the dates on which the cash flows will be exchanged and the manner in which the cash flows will be calculated. One of the simplest forms of an interest rate swap involves the promise by one party to pay cash flows equivalent to the interest on a notional amount at a predetermined fixed rate for a given period of time. In return for this promise, this party receives cash flows equivalent to the interest on the same notional amount at a variable-rate index for the same period of time. The variable rate indexes received or paid by the Bank on derivatives are SOFR or Federal Funds Overnight Index Swap (OIS) rate.

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

Notes to Financial Statements (continued)
for forward settlement. A TBA represents a forward contract for the sale of MBS at a future agreed upon date for an established price.

Application of Derivatives. The Bank documents at inception all relationships between derivatives designated as hedging instruments and hedged items, its risk management objectives and strategies for undertaking various hedge transactions, and its method of assessing hedge effectiveness for all derivatives designated in an accounting hedge relationship. This process includes linking all derivatives that are designated as fair value hedges to (1) assets and liabilities on the Statements of Condition, or (2) firm commitments.

The Bank has the following types of hedges qualifying for hedge accounting treatment (qualifying hedges) and hedges that do not qualify for hedge accounting treatment (non-qualifying hedges):

•a qualifying fair value hedge of an associated financial instrument or firm commitment; or
•a non-qualifying economic hedge to manage certain defined risks on the Statements of Condition. These hedges are primarily used to: (1) manage mismatches between the coupon features of assets and liabilities, (2) offset prepayment risks in certain assets, (3) mitigate the income statement volatility that occurs when financial instruments are recorded at fair value and hedge accounting is not permitted, or (4) reduce exposure to reset risk.

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

Types of Hedged Items. The Bank has the following types of hedged items:

Investments. The Bank primarily invests in certificates of deposit, U.S. Treasuries, U.S. agency obligations, MBS, and the taxable portion of state or local housing finance agency obligations, which may be classified as HTM, AFS or trading securities. The interest rate and prepayment risks associated with these investment securities are managed through a combination of debt issuance and derivatives. The Bank may manage the prepayment and interest rate risk by funding investment securities with consolidated obligations that have call features or by hedging the prepayment risk with caps or floors, callable swaps or swaptions. The Bank may manage duration risk by funding investment securities with consolidated obligations that contain call features. The Bank may also manage the risk arising from changing market prices and volatility of investment securities by entering into economic derivatives that generally offset the changes in fair value of the securities. Derivatives hedging trading securities (carried at fair value) or HTM securities (carried at amortized cost) are economic hedges. Derivatives hedging AFS securities may qualify as a fair value hedge or may be an economic hedge.

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

The Bank may also hedge a firm commitment for a forward starting advance through the use of an interest rate swap. In this case, the interest-rate swap functions as the hedging instrument for both the firm commitment and the subsequent advance and is treated as a fair value hedge. Because the firm commitment ends at the same time that the advance is settled, the fair value change associated with the firm commitment is effectively rolled into the basis of the advance.

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

	December 31, 2023
(in thousands)	Notional Amount of Derivatives	Derivative Assets	Derivative Liabilities
Derivatives designated as hedging instruments:
Interest rate swaps	$81,226,968	$199,554	$632,508
Derivatives not designated as hedging instruments:
Interest rate swaps	$2,615,212	$2,037	$18,139
Interest rate caps or floors	1,525,000	4,869	—
Mortgage delivery commitments	30,028	155	26
Total derivatives not designated as hedging instruments:	4,170,240	7,061	18,165
Total derivatives before netting and collateral adjustments	$85,397,208	$206,615	$650,673
Netting adjustments and cash collateral (1)		201,892	(643,339)
Derivative assets and derivative liabilities as reported on the Statements of Condition		$408,507	$7,334

	December 31, 2022
(in thousands)	Notional Amount of Derivatives	Derivative Assets	Derivative Liabilities
Derivatives designated as hedging instruments:
Interest rate swaps	$69,039,626	$53,340	$985,134
Derivatives not designated as hedging instruments:
Interest rate swaps	$2,176,879	$2,112	$24,457
Interest rate caps or floors	975,000	5,164	—
Mortgage delivery commitments	10,287	10	41
Total derivatives not designated as hedging instruments	3,162,166	7,286	24,498
Total derivatives before netting and collateral adjustments	$72,201,792	$60,626	$1,009,632
Netting adjustments and cash collateral (1)		168,370	(996,194)
Derivative assets and derivative liabilities as reported on the Statements of Condition		$228,996	$13,438
Note:
(1) Amounts represent the application of the netting requirements that allow the Bank to settle positive and negative positions, cash collateral including accrued interest held or placed with the same clearing agent and/or counterparties. Cash collateral posted including accrued interest was $854.6 million for December 31, 2023 and $1,166.4 million for December 31, 2022. Cash collateral received was $9.4 million for December 31, 2023 and $1.9 million for December 31, 2022.

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

(in thousands)	Gains/(Losses) on Derivative	Gains/ (Losses) on Hedged Item	Net Interest Settlements	Effect of Derivatives on Net Interest Income	Total Interest Income/ (Expense) Recorded in the Statements of Income
2023
Hedged item type:
Advances	$(156,240)	$156,538	$315,859	$316,157	$4,218,997
AFS securities	(189,980)	189,472	189,348	188,840	720,973
Mortgage loans held for portfolio	—	(480)	—	(480)	148,432
Consolidated obligations - discount notes	6,221	(6,685)	(8,941)	(9,405)	(1,118,881)
Consolidated obligations – bonds	452,228	(453,359)	(628,906)	(630,037)	(3,953,400)
Total	$112,229	$(114,514)	$(132,640)	$(134,925)

(in thousands)	Gains/(Losses) on Derivative	Gains/ (Losses) on Hedged Item	Net Interest Settlements	Effect of Derivatives on Net Interest Income	Total Interest Income/ (Expense) Recorded in the Statements of Income
2022
Hedged item type:
Advances	$418,403	$(418,262)	$(7,674)	$(7,533)	$992,336
AFS securities	528,989	(525,632)	30,422	33,779	264,785
Mortgage loans held for portfolio	—	(1,378)	—	(1,378)	135,086
Consolidated obligations - discount notes	(6,625)	7,057	5,717	6,149	(464,352)
Consolidated obligations – bonds	(991,964)	991,737	(69,233)	(69,460)	(775,104)
Total	$(51,197)	$53,522	$(40,768)	$(38,443)

(in thousands)	Gains/(Losses) on Derivative	Gains/(Losses) on Hedged Item	Net Interest Settlements	Effect of Derivatives on Net Interest Income	Total Interest Income/ (Expense) Recorded in the Statements of Income
2021
Hedged item type:
Advances	$203,228	$(203,344)	$(140,979)	$(141,095)	$139,905
AFS securities	121,467	(119,855)	(46,758)	(45,146)	96,438
Mortgage loans held for portfolio	—	(3,468)	—	(3,468)	126,360
Consolidated obligations – bonds	(105,498)	105,526	51,805	51,833	(222,781)
Total	$219,197	$(221,141)	$(135,932)	$(137,876)

Notes to Financial Statements (continued)
The following table presents the cumulative amount of fair value hedging adjustments and the related carrying amount of the hedged items.

(in thousands)	December 31, 2023
Hedged item type	Carrying Amount of Hedged Assets/Liabilities(1)	Cumulative Amount of Fair Value Hedging Adjustments Included in the Carrying Amount of the Hedged Assets/Liabilities	Fair Value Hedging Adjustments for Discontinued Hedging Relationships	Total Amount of Fair Value Hedging Adjustments
Advances	$17,280,826	$(214,538)	$(615)	$(215,153)
AFS securities	7,258,326	(324,211)	730	(323,481)
Consolidated obligations - discount notes	3,749,121	(373)	—	(373)
Consolidated obligations – bonds	51,362,338	(618,920)	—	(618,920)

(in thousands)	December 31, 2022
Hedged item type	Carrying Amount of Hedged Assets/Liabilities(1)	Cumulative Amount of Fair Value Hedging Adjustments Included in the Carrying Amount of the Hedged Assets/Liabilities	Fair Value Hedging Adjustments for Discontinued Hedging Relationships	Total Amount of Fair Value Hedging Adjustments
Advances	$9,516,520	$(370,776)	$(918)	$(371,694)
AFS securities	6,265,480	(513,825)	873	(512,952)
Consolidated obligations - discount notes	17,481,373	(7,057)	—	(7,057)
Consolidated obligations – bonds	33,603,677	(1,072,289)	10	(1,072,279)
Note:
(1) Includes carrying value of hedged items in current fair value hedging relationships. Carrying value includes fair value hedging adjustments.

The following table presents net gains (losses) related to derivatives not designated as hedging instruments in noninterest income.

	Year ended December 31,
(in thousands)	2023	2022	2021
Derivatives not designated as hedging instruments:
Economic hedges:
Interest rate swaps	$566	$20,942	$15,449
Interest rate caps or floors	(8,048)	2,663	184
Net interest settlements	9,884	(5,864)	(5,440)
To Be Announced (TBA)	—	74	—
Mortgage delivery commitments	(641)	(2,917)	(4,311)
Other	1	1	—
Total net gains (losses) related to derivatives not designated as hedging instruments	$1,762	$14,899	$5,882
Other - price alignment amount on cleared derivatives (1)	(1,832)	(655)	11
Net gains (losses) on derivatives	$(70)	$14,244	$5,893
Notes:
(1) This amount is for derivatives for which variation margin is characterized as a daily settled contract.

The Bank had no active cash flow hedging relationships during 2023, 2022 or 2021.

Notes to Financial Statements (continued)
Managing Credit Risk on Derivatives. The Bank is subject to credit risk due to the risk of nonperformance by counterparties to its derivative transactions. The Bank manages counterparty credit risk through credit analyses of derivative counterparties, collateral requirements, and adherence to the requirements set forth in its policies, U.S. Commodity Futures Trading Commission regulations, and Finance Agency regulations.

Uncleared Derivatives. For uncleared derivatives, the degree of credit risk depends on the extent to which netting arrangements are included in such contracts to mitigate the risk. The Bank requires collateral agreements with collateral delivery thresholds on all uncleared derivatives.

Uncleared derivative transactions executed on or after the September 1, 2022, are subject to two-way initial margin requirements as mandated by the Wall Street Reform and Consumer Protection Act. As of December 31, 2023, the Bank did not exceed initial margin thresholds and was not required to post two-way initial margin. If the Bank’s aggregate uncleared derivative transactions exposure to a counterparty exceeds the threshold, certain investment securities are required to be posted and held at a third-party custodian. The counterparty is entitled to a security interest in those securities which do not change ownership except upon the occurrence of certain events, including an event of default due to bankruptcy, insolvency, or similar proceeding.

Generally, the Bank’s ISDA agreements for uncleared derivatives have collateral delivery thresholds set to zero (subject to minimum transfer amounts).

    Cleared Derivatives. For cleared derivatives, Derivative Clearing Organizations (Clearing Houses) are the Bank's counterparties. The Clearing Houses notify the clearing agent of the required initial and variation margin. The requirement that the Bank post initial margin and exchange variation margin settlement payments through the clearing agent, which notifies the Bank on behalf of the Clearing Houses, exposes the Bank to institutional credit risk in the event that the clearing agent or the Clearing Houses fail to meet their respective obligations. The use of cleared derivatives is intended to mitigate credit risk exposure through the use of a central counterparty instead of individual counterparties. Collateral postings and variation margin settlement payments are made daily, through a clearing agent, for changes in the value of cleared derivatives. Initial margin is the amount calculated based on anticipated exposure to future changes in the value of a swap and protects the Clearing Houses from market risk in the event of default by one of their respective clearing agents. Variation margin is paid daily to settle the exposure arising from changes in the market value of the position. The Bank uses either CME Clearing or LCH Ltd as the Clearing House for cleared derivative transactions. Variation margin payments are characterized as settled to market, rather than collateral. Initial margin is considered collateralized to market.

    Based on credit analyses and collateral requirements, the Bank does not anticipate credit losses related to its derivative agreements. See Note 14 - Estimated Fair Values for discussion regarding the Bank's fair value methodology for derivative assets and liabilities, including an evaluation of the potential for the fair value of these instruments to be affected by counterparty credit risk.

    For cleared derivatives, the Clearing House determines initial margin requirements and generally credit ratings are not factored into the initial margin. However, clearing agents may require additional initial margin to be posted based on credit considerations, including but not limited to credit rating downgrades. The Bank was not required by its clearing agents to post additional initial margin at December 31, 2023.

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

December 31, 2023
	Derivative Instruments Meeting Netting Requirements
(in thousands)	Gross Recognized Amount	Gross Amounts of Netting Adjustments and Cash Collateral	Net amounts after netting adjustments and cash collateral	Derivative Instruments Not Meeting Netting Requirements (1)	Total Derivative Assets and Total Derivative Liabilities
Derivative Assets
Uncleared	$201,762	(201,356)	$406	155	$561
Cleared	4,698	403,248	407,946	—	407,946
Total	$206,460	$201,892	$408,352	$155	$408,507
Derivative Liabilities
Uncleared	$644,826	(637,518)	$7,308	26	$7,334
Cleared	5,821	(5,821)	—	—	—
Total	$650,647	$(643,339)	$7,308	$26	$7,334

December 31, 2022
	Derivative Instruments Meeting Netting Requirements
(in thousands)	Gross Recognized Amount	Gross Amounts of Netting Adjustments and Cash Collateral	Net amounts after netting adjustments and cash collateral	Derivative Instruments Not Meeting Netting Requirements (1)	Total Derivative Assets and Total Derivative Liabilities
Derivative Assets
Uncleared	$43,901	(41,679)	$2,222	$10	$2,232
Cleared	16,715	210,049	226,764	—	226,764
Total Derivative Assets	$60,616	$168,370	$228,986	$10	$228,996
Derivative Liabilities
Uncleared	$1,003,917	(992,167)	$11,750	$41	$11,791
Cleared	5,674	(4,027)	1,647	—	1,647
Total Derivative Liabilities	$1,009,591	$(996,194)	$13,397	$41	13,438
Note:
(1) Represents derivatives that are not subject to an enforceable netting agreement (e.g., mortgage delivery commitments).

Notes to Financial Statements (continued)
Note 8 – Deposits
The Bank offers demand and overnight deposits to both members and to qualifying nonmembers and term deposits to members. A member that services mortgage loans may deposit with the Bank funds collected in connection with the mortgage loans, pending disbursement of these funds to the owners of the mortgage loans. The Bank classifies these funds as other deposits. Deposits classified as demand, overnight, or other pay interest based on a daily interest rate.

The following table details interest-bearing and noninterest-bearing deposits as of December 31, 2023 and 2022.

	December 31,
(in thousands)	2023	2022
Interest-bearing:
Demand and overnight	$601,281	$525,549
Other	7,276	—
Total interest-bearing deposits	$608,557	$525,549
Noninterest-bearing:
Demand and overnight	$700	$27,730
Other	27,469	—
Total noninterest-bearing deposits	$28,169	$27,730
Total deposits	$636,726	$553,279

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
Although an FHLBank has never paid the principal or interest payments due on a consolidated obligation on behalf of another FHLBank, if one FHLBank is required to make such payments, Finance Agency regulations provide that the paying FHLBank is entitled to reimbursement from the non-complying FHLBank for any payments made on its behalf and other associated costs, including interest, to be determined by the Finance Agency. If the Finance Agency determines that the non-complying FHLBank is unable to satisfy its repayment obligations, then the Finance Agency may allocate the outstanding liabilities of the non-complying FHLBank among the remaining FHLBanks on a pro rata basis in proportion to each FHLBank’s participation in all consolidated obligations outstanding. However, the Finance Agency reserves the right to allocate the outstanding liabilities for the consolidated obligations among the FHLBanks in any other manner it may determine to ensure that the FHLBanks operate in a safe and sound manner. The par amounts of the 11 FHLBanks’ outstanding consolidated obligations were $1,204.3 billion at December 31, 2023 and $1,181.7 billion at December 31, 2022.
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
Interest Rate Payment Terms. With respect to interest payments, consolidated obligation bonds may also have the following terms:
Step-up Bonds generally pay interest at increasing fixed rates at specified intervals over the life of the bond. These bonds generally contain provisions enabling the Bank to call bonds at its option on the step-up dates.

The following table details interest rate payment terms for the Bank’s consolidated obligation bonds at December 31, 2023 and December 31, 2022.

(in thousands)	December 31, 2023	December 31, 2022
Par value of consolidated bonds:
Fixed-rate	$60,032,810	$39,983,295
Step-up	2,034,000	3,124,000
Floating-rate	29,338,900	14,408,000
Total par value	$91,405,710	$57,515,295

Maturity Terms. The following table presents a summary of the Bank’s consolidated obligation bonds outstanding by year of contractual maturity and weighted-average interest rate at December 31, 2023 and December 31, 2022.

(dollars in thousands)	December 31, 2023		December 31, 2022
Year of Contractual Maturity	Amount	Weighted Average Interest Rate	Amount	Weighted Average Interest Rate
Due in 1 year or less	$62,578,585	4.89%	$30,747,975	3.72%
Due after 1 year through 2 years	13,255,965	4.63	11,491,385	3.09
Due after 2 years through 3 years	8,010,800	1.94	3,263,725	2.16
Due after 3 years through 4 years	2,178,600	3.30	6,557,800	1.25
Due after 4 years through 5 years	2,262,125	3.59	1,850,300	3.09
Thereafter	3,119,635	2.87	3,604,110	2.37
Total par value	$91,405,710	4.46%	$57,515,295	3.12%
Bond premiums	34,145		47,515
Bond discounts	(13,419)		(14,069)
Concession fees	(6,484)		(5,008)
Fair value hedging adjustments	(618,920)		(1,072,278)
Total book value	$90,801,032		$56,471,455

The following table presents the Bank’s consolidated obligation bonds outstanding between noncallable and callable as of December 31, 2023 and December 31, 2022.

(in thousands)	December 31, 2023	December 31, 2022
Noncallable	$51,242,210	$35,816,795
Callable	40,163,500	21,698,500
Total par value	$91,405,710	$57,515,295

Notes to Financial Statements (continued)
The following table presents consolidated obligation bonds outstanding by the earlier of contractual maturity or next call date as of December 31, 2023 and December 31, 2022.

(in thousands)	December 31,
Year of Contractual Maturity or Next Call Date	2023	2022
Due in 1 year or less	$75,974,085	$47,036,975
Due after 1 year through 2 years	10,202,465	6,573,385
Due after 2 years through 3 years	2,122,800	1,049,725
Due after 3 years through 4 years	650,600	1,035,800
Due after 4 years through 5 years	1,552,125	392,300
Thereafter	903,635	1,427,110
Total par value	$91,405,710	$57,515,295

    Consolidated Obligation Discount Notes. Consolidated obligation discount notes are issued to raise short-term funds. Discount notes are consolidated obligations with original maturities up to one year. These notes are issued at less than their face amount and redeemed at par value when they mature. The following table details the Bank’s consolidated obligation discount notes as of December 31, 2023 and December 31, 2022.

	December 31,
(dollars in thousands)	2023	2022
Book value	$13,683,580	$33,745,478
Par value	$13,806,118	$34,007,058
Weighted average interest rate (1)	5.36%	4.25%
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

    If the Bank experienced a net loss during a quarter, but still had net earnings subject to AHP assessment for the year, the Bank’s obligation to the AHP would be calculated based on the Bank’s year-to-date net income. If the Bank had net income in subsequent quarters, it would be required to contribute additional amounts to meet its calculated annual obligation. If the Bank experienced a net loss for a full year, the Bank would have no obligation to the AHP for the year since each FHLBank’s required annual AHP contribution is limited to its annual net income. If the aggregate 10% calculation described above was less than $100 million for all the FHLBanks, each FHLBank would be required to contribute a prorated sum to ensure that the aggregate contributions by the FHLBanks equal $100 million. The proration would be made on the basis of an FHLBank’s income in relation to the income of all FHLBanks for the previous year. There was no shortfall in assessments below the $100 million minimum amount for the years ended 2023, 2022 or 2021. If an FHLBank finds that its required contributions are contributing to the financial instability of that FHLBank, it may apply to the Finance Agency for a temporary suspension of its contributions under the Act. The Bank did not make any such application in 2023, 2022 or 2021. The Bank awards commitments that are disbursed over 24 to 36 months. The Bank has outstanding AHP commitments of $49.1 million, $48.5 million and $68.6 million as of December 31, 2023, 2022 and 2021, respectively.

The following table presents a rollforward of the AHP payable for 2023, 2022, and 2021.

(in thousands)	2023	2022	2021
Balance, beginning of the year	$75,828	$81,152	$102,186
Assessments	64,880	25,410	9,974
Payments and subsidy usage, net(1)	(24,370)	(30,734)	(31,008)
Balance, end of the year	$116,338	$75,828	$81,152
(1) Includes an immaterial amount of recaptured voluntary contributions through the Bank’s Community Investment Programs.

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

At December 31, 2023, the Bank was in compliance with all regulatory capital requirements.

    The Bank has two subclasses of capital stock: B1 membership stock and B2 activity stock. The Bank had $315.7 million in B1 membership stock and $3,604.8 million in B2 activity stock at December 31, 2023. The Bank had $309.0 million in B1 membership stock and $3,119.4 million in B2 activity stock at December 31, 2022.

Each class of the Bank’s capital stock is considered putable by the member and the Bank may repurchase, at its sole discretion, any member’s stock investments that exceed the required minimum amount. However, there are statutory and regulatory restrictions on the obligation to redeem, or right to repurchase, the outstanding stock. As a result, whether or not a member may have its capital stock in the Bank repurchased (at the Bank’s discretion at any time before the end of the redemption period) or redeemed (at a member’s request, completed at the end of a redemption period) will depend in part on whether the Bank is in compliance with those restrictions.

Finance Agency rules limit the ability of the Bank to create member excess stock under certain circumstances. For example, a Bank may not pay dividends in the form of capital stock or issue new excess stock to members if its excess stock exceeds one percent of its total assets or if the issuance of excess stock would cause the Bank's excess stock to exceed one percent of its total assets. As of December 31, 2023, the Bank’s excess capital stock did not exceed one percent of its total assets.

The following table demonstrates the Bank’s compliance with the regulatory capital requirements at December 31, 2023 and December 31, 2022.

	December 31, 2023		December 31, 2022
(dollars in thousands)	Required	Actual	Required	Actual
Regulatory capital requirements:
RBC	$748,268	$5,780,099	$441,078	$4,992,405
Total capital-to-asset ratio	4.0%	5.2%	4.0%	5.2%
Total regulatory capital	$4,485,906	$5,780,099	$3,845,647	$4,992,405
Leverage ratio	5.0%	7.7%	5.0%	7.8%
Leverage capital	$5,607,382	$8,670,149	$4,807,058	$7,488,607

The Finance Agency has established four capital classifications for the FHLBanks: adequately capitalized, undercapitalized, significantly undercapitalized, and critically undercapitalized. On December 15, 2023, the Bank received final notification from the Finance Agency that it was considered “adequately capitalized” for the quarter ended September 30, 2023. As of the date of this filing, the Bank has not received final notice from the Finance Agency regarding its capital classification for the quarter ended December 31, 2023.

Notes to Financial Statements (continued)
Mandatorily Redeemable Capital Stock. The Bank is a cooperative whose member financial institutions and former members own all of the relevant Bank’s issued and outstanding capital stock. Shares cannot be purchased or sold except between the Bank and its members at the shares’ par value of $100, as mandated by the Bank’s Capital Plan.

At December 31, 2023 and December 31, 2022, the Bank had $27.9 million and $27.8 million, respectively, in capital stock subject to mandatory redemption with payment subject to a five-year waiting period and the Bank meeting its minimum regulatory capital requirements. The estimated dividends on mandatorily redeemable capital stock recorded as interest expense were $2.3 million, $1.6 million, and $3.7 million during 2023, 2022 and 2021.

The following table provides the related dollar amounts for activities recorded in mandatorily redeemable capital stock during 2023, 2022, and 2021.

	December 31,
(in thousands)	2023	2022	2021
Balance, beginning of the period	$27,763	$22,457	$142,807
Capital stock subject to mandatory redemption reclassified from capital	13,681	5,809	1,069
Redemption/repurchase of mandatorily redeemable capital stock	(13,570)	(503)	(121,419)
Balance, end of the period	$27,874	$27,763	$22,457

As of December 31, 2023, the total mandatorily redeemable capital stock reflected the balance for eight institutions. Four institutions were merged out of district and are considered to be non-members and one relocated and became a member of another FHLBank at which time the membership with the Bank terminated. Three other institutions have notified the Bank of their intention to voluntarily redeem their capital stock and withdraw from membership. These institutions will continue to be members of the Bank until the withdrawal period is completed.

The following table shows the amount of mandatorily redeemable capital stock by contractual year of redemption at December 31, 2023 and December 31, 2022.

	December 31,
(in thousands)	2023	2022
Due in 1 year or less	$—	$20,000
Due after 1 year through 2 years	40	—
Due after 2 years through 3 years	486	34
Due after 3 years through 4 years	4,728	527
Due after 4 years through 5 years	1,181	5,571
Past contractual redemption date due to activity outstanding	21,439	1,631
Total	$27,874	$27,763

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

Dividends and Retained Earnings. In accordance with the Joint Capital Enhancement Agreement (JCEA), entered into by the Bank, as amended, the Bank allocates on a quarterly basis 20% of its net income to a separate restricted retained earnings account (RRE) until the account balance equals at least 1% of the Bank's average balance of outstanding consolidated obligations for the current quarter. These RRE are not available to pay dividends and are presented separately from other retained earnings on the Statements of Condition. Additionally, the JCEA provides that amounts in restricted retained earnings in excess of 150% of the Bank’s restricted retained earnings minimum (i.e., one percent of the average balance of outstanding consolidated obligations calculated as of the last day of each calendar quarter) may be released from restricted retained

Notes to Financial Statements (continued)
earnings. At December 31, 2023, retained earnings were $1,831.7 million, including $1,216.3 million of unrestricted retained earnings and $615.4 million of RRE.

Dividends paid by the Bank are subject to Board approval and may be paid in either capital stock or cash; historically, the Bank has paid cash dividends only. These dividends are based on stockholders' average balances for the previous quarter.
Dividends paid in 2023, 2022 and 2021 are presented in the table below.

	Dividend - Annual Yield
	2023		2022		2021
	Membership	Activity	Membership	Activity	Membership	Activity
February	4.00%	7.95%	1.25%	5.25%	2.50%	5.75%
April	5.00%	7.95%	1.25%	5.25%	2.50%	5.75%
July	5.25%	7.95%	2.25%	6.25%	1.25%	5.25%
October	5.35%	8.25%	3.25%	7.25%	1.25%	5.25%

In February 2024, the Bank paid a quarterly dividend equal to an annual yield of 5.35% on membership stock and 8.50% on activity stock.

The following table summarizes the changes in AOCI for 2023, 2022 and 2021.

(in thousands)	Net Unrealized Gains(Losses) on AFS	Pension and Post-Retirement Plans	Total
December 31, 2020	$143,592	$(6,266)	$137,326
Other comprehensive income (loss) before reclassification:
Net unrealized gains (losses)	(28,577)	—	(28,577)
Pension and post-retirement	—	1,442	1,442
December 31, 2021	$115,015	$(4,824)	$110,191

December 31, 2021	$115,015	$(4,824)	$110,191
Other comprehensive income (loss) before reclassification:
Net unrealized gains (losses)	(180,423)	—	(180,423)
Reclassification adjustment for net (gains) losses included in net income	(509)	—	(509)
Pension and post-retirement	—	4,214	4,214
December 31, 2022	$(65,917)	$(610)	$(66,527)

December 31, 2022	$(65,917)	$(610)	$(66,527)
Other comprehensive income (loss) before reclassification:
Net unrealized gains (losses)	(6,456)	—	(6,456)
Reclassification adjustment for net (gains) losses included in net income	(489)	—	(489)
Pension and post-retirement	—	984	984
December 31, 2023	$(72,862)	$374	$(72,488)

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
The most recent Form 5500 available for the Defined Benefit Plan is for the fiscal year ended June 30, 2022. The Bank’s contributions to the Defined Benefit Plan during 2023 and 2022 were less than 5% of the total plan contributions during each of the plan years ended June 30, 2022 and 2021.

(dollars in thousands)	2023		2022		2021
Net pension cost charged to compensation and benefit expense for the year ended December 31	$1,375		$2,642		$3,370
Defined Benefit Plan funded status as of July 1	113.6%	(a)	119.1%	(b)	130.6%
Bank’s funded status as of July 1	145.8%		155.0%		170.8%
(a) The Defined Benefit Plan’s funded status as of July 1, 2023 is preliminary and may increase because the plan’s participants are permitted to make contributions for the plan year ended June 30, 2023 through March 15, 2024. The final funded status will not be available until the Form 5500 is filed (this Form 5500 is due April 2024).
(b) The funded status disclosed is preliminary as the Form 5500 had not been filed when disclosed.

Included in the net pension costs above are discretionary contributions of $0.8 million, $2.0 million and $2.7 million in 2023, 2022 and 2021, respectively. As the Defined Benefit Plan's year-end is June 30, the Bank's discretionary contributions, which occur during the Bank's calendar year, may be allocated to multiple Defined Benefit Plan years.

Qualified Defined Contribution Plan. The Bank also maintains a defined contribution plan for its employees. The Bank’s contributions consist of a matching contribution equal to a percentage of voluntary employee contributions, subject to certain limitations. For those employees that meet certain eligibility requirements and were hired on or after January 1, 2019, the Bank will make an additional contribution to the plan equal to a percentage of the eligible employee’s plan salary. The Bank recognized $2.2 million, $1.7 million and $1.6 million in expense related to plan contributions during 2023, 2022 and 2021, respectively.

    Nonqualified Supplemental Deferred Compensation Plans. In addition, the Bank maintains nonqualified deferred compensation plans, available to select employees and directors, which are, in substance, unfunded supplemental defined contribution retirement plans. The plans’ liabilities consist of the accumulated compensation deferrals and accrued earnings (losses) on the deferrals. For select employees, the deferred compensation plan is intended to ensure, among other things, that participants receive the full amount of benefits to which they would have been entitled under the qualified defined contribution plan in the absence of limits on benefits levels imposed by the Internal Revenue Service. In addition, for select employees hired on or after January 1, 2019, pursuant to the terms of the individual agreements with the employees, the Bank makes an additional, annual, elective contribution to the deferred compensation plan that is a percentage of their base salary and current incentive. The Bank’s obligation from these plans was $20.1 million and $17.7 million at December 31, 2023 and December 31, 2022, respectively, and the Bank recognized operating expenses of $1.8 million, $(1.5) million, and $2.1 million for 2023,

Notes to Financial Statements (continued)
2022 and 2021, respectively. Although the nonqualified compensation plans are unfunded, the Bank owns mutual funds held in a Rabbi trust to help secure the Bank’s obligation to participants and to partially offset the earnings (losses) of certain deferred compensation agreements. The fair value of the mutual funds was $15.8 million and $13.9 million at December 31, 2023 and December 31, 2022, respectively.

Post-retirement Health Benefit Plan. The Bank sponsors an unfunded retiree benefits program that includes health care and life insurance benefits for eligible retirees. Employees who retired prior to January 1, 1992 receive health care benefits at the Bank’s expense after age 65. Employees retiring after January 1, 1992 participate in a health reimbursement account (HRA). At the discretion of the Bank, the amount can be modified. A limited life insurance benefit is provided at the Bank’s expense for retirees who retired prior to January 1, 2009. Employees who retired after January 1, 1992 but prior to January 1, 2009 were required to meet specific eligibility requirements of age 65 or age 60 with a minimum of 10 years of service at the time of retirement to be eligible for retiree health and life insurance benefits. The Accumulated Post-retirement Benefit Obligation (APBO) was $2.3 million and $2.1 million at December 31, 2023 and December 31, 2022, respectively.
Supplemental Executive Retirement Plan (SERP). The Bank also maintains an unfunded SERP, a nonqualified defined benefit retirement plan, for executives hired prior to January 1, 2019. The SERP is intended to ensure, among other things, that participants receive the full amount of benefits to which they would have been entitled under the qualified defined benefit pension plan in the absence of limits on benefits levels imposed by the Internal Revenue Service. The accumulated benefit obligation for the SERP was $10.0 million and $9.5 million at December 31, 2023 and December 31, 2022, respectively. As noted above, all nonqualified plans maintained by the Bank are unfunded; however, the Bank is the beneficiary of certain mutual funds held in a Rabbi trust which assets help secure the Bank’s obligation to participants. The fair value of the mutual funds was $2.2 million and $2.1 million at December 31, 2023 and December 31, 2022, respectively.
The Post-retirement Health Benefit Plan and SERP are not material to the Bank. However, the following table sets forth their benefit obligations recorded in Other liabilities on the Statements of Condition and amounts recognized in AOCI. In addition, the Bank recognized $1.0 million, $1.8 million, and $3.3 million in expense related to these two plans during 2023, 2022 and 2021, respectively, of which the service cost component was recognized in Compensation and benefits expense and all other costs were recognized in Other operating expense on the Statements of Income.

	SERP		Post-retirement Health Benefit Plan		Total
(in thousands)	2023	2022	2023	2022	2023	2022
Benefit obligations	$11,207	$11,741	$2,252	$2,060	$13,459	$13,801
Unrealized actuarial gains (losses) in AOCI	$(183)	$(1,255)	$557	$644	$374	$(611)

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

The following table includes significant outstanding related party member activity balances.

	December 31,
(in thousands)	2023	2022
Advances(1)	$45,435,931	$42,401,975
Letters of credit(2)	20,225,736	16,928,206
MPF loans	202,529	263,795
Deposits	40,129	32,335
Capital stock	2,038,033	1,891,978
Note:
((1) Amount excludes accrued interest, deferred prepayment fees, and hedging adjustments
((2) Letters of credit are off-balance sheet commitments.

The following table summarizes the effects on the Statements of Income corresponding to the related party member balances above. Amounts related to interest expense on deposits were immaterial for the periods presented.

	Year ended December 31,
(in thousands)	2023	2022	2021
Interest income on advances (1)	$2,479,267	$644,622	$152,444
Interest income on MPF loans	10,744	10,897	50,200
Letters of credit fees	23,953	10,003	18,574
Note:
(1) Interest income on advances includes contractual interest income and prepayment fees. The effect of derivative activities is not included.

The following table summarizes the effect of the MPF activities with FHLBank of Chicago.

	Year ended December 31,
(in thousands)	2023	2022	2021
Servicing fee expense	$3,813	$3,562	$3,669

	December 31,
(in thousands)	2023	2022
Interest-bearing deposits maintained with FHLBank of Chicago	$6,075	$5,119

From time to time, the Bank may borrow from or lend to other FHLBanks on a short-term uncollateralized basis. The amount loaned by the bank to other FHLBanks and repaid was $750.0 million in 2023, $1.8.billion in 2022, and $0.0 million in 2021. The amount borrowed from and repaid to other FHLBanks was $3.0 million in 2023, $2.0 billion in 2022 and $5.0 million in 2021.

Notes to Financial Statements (continued)

    Subject to mutually agreed upon terms, on occasion an FHLBank may transfer at fair value its primary debt obligations to another FHLBank. During 2023, 2022 and 2021, there were no transfers of debt between the Bank and another FHLBank.

From time to time, a member of one FHLBank may be acquired by a member of another FHLBank. When such an acquisition occurs, the two FHLBanks may agree to transfer at fair value the loans of the acquired member to the FHLBank of the surviving member. The FHLBanks may also agree to the purchase and sale of any related hedging instrument. The Bank had no such activity during 2023, 2022 and 2021.

Note 14 – Estimated Fair Values

    Fair value amounts have been determined by the Bank using available market information and appropriate valuation methods. GAAP defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date (i.e., an exit price). These estimates are based on recent market data and other pertinent information available to the Bank at December 31, 2023 and December 31, 2022. Although the management of the Bank believes that the valuation methods are appropriate and provide a reasonable determination of the fair value of these financial instruments, there are inherent limitations in any valuation technique. Therefore, these fair values are not necessarily equal to the amounts that would be realized in current market transactions, although they do reflect the Bank’s judgment of how a market participant would estimate the fair values.

The carrying value and estimated fair value of the Banks’ financial instruments at December 31, 2023 and December 31, 2022 are presented in the table below.
Fair Value Summary Table

	December 31, 2023
(in thousands)	Carrying Value	Level 1	Level 2	Level 3	Netting Adjustment and Cash Collateral (1)	Estimated Fair Value
Assets:
Cash and due from banks	$11,509	$11,509	$—	$—	$—	$11,509
Interest-bearing deposits	3,110,803	3,110,803	—	—	—	3,110,803
Securities purchased under agreement to resell (2)	5,980,000	—	5,979,957	—	—	5,979,957
Federal funds sold	2,533,000	—	2,532,983	—	—	2,532,983
Trading securities	217,722	—	217,722	—	—	217,722
AFS securities	14,822,933	—	14,697,125	125,808	—	14,822,933
HTM securities	1,339,759	—	1,231,090	41,656	—	1,272,746
Advances	78,431,508	—	78,364,403	—	—	78,364,403
Mortgage loans held for portfolio, net	4,697,752	—	4,236,537	—	—	4,236,537
Accrued interest receivable	517,361	—	517,361	—	—	517,361
Derivative assets	408,507	—	206,615	—	201,892	408,507
Liabilities:
Deposits	$636,726	$—	$636,726	$—	$—	$636,726
Discount notes	13,683,580	—	13,678,683	—		13,678,683
Bonds	90,801,032	—	90,267,686	—		90,267,686
Mandatorily redeemable capital stock(3)	27,874	28,468	—	—		28,468
Accrued interest payable(3)	753,663	—	753,069	—		753,069
Derivative liabilities	7,334	—	650,673	—	(643,339)	7,334

Notes to Financial Statements (continued)

	December 31, 2022
(in thousands)	Carrying Value	Level 1	Level 2	Level 3	Netting Adjustment and Cash Collateral (1)	Estimated Fair Value
Assets:
Cash and due from banks	$13,242	$13,242	$—	$—	$—	$13,242
Interest-bearing deposits	2,471,135	2,471,135	—	—	—	2,471,135
Securities purchased under agreement to resell(2)	3,200,000	—	3,200,137	—	—	3,200,137
Federal funds sold	3,050,000	—	3,050,141	—	—	3,050,141
Trading securities	214,008	—	214,008	—	—	214,008
AFS securities	12,190,560	—	12,048,289	142,271	—	12,190,560
HTM securities	956,471	—	824,230	50,052	—	874,282
Advances	68,856,236	—	68,548,367	—	—	68,548,367
Mortgage loans held for portfolio, net	4,590,888	—	4,039,588	—	—	4,039,588
Accrued interest receivable	310,081	—	310,081	—	—	310,081
Derivative assets	228,996	—	60,626	—	168,370	228,996
Liabilities:
Deposits	$553,279	$—	$553,279	$—	$—	$553,279
Discount notes	33,745,478	—	33,739,166	—	—	33,739,166
Bonds	56,471,455	—	55,694,094	—	—	55,694,094
Mandatorily redeemable capital stock(3)	27,763	28,321	—	—	—	28,321
Accrued interest payable(3)	287,539	—	286,981	—	—	286,981
Derivative liabilities	13,438	—	1,009,632	—	(996,194)	13,438
Notes:
(1) Amounts represent the application of the netting requirements that allow the Bank to settle positive and negative positions and also cash collateral held and related interest accrued or placed by the Bank with the same clearing agent and/or counterparties.
(2) Based on the fair value of the related collateral held, the securities purchased under agreements to resell were fully collateralized for the periods presented. There were no offsetting liabilities related to these securities at December 31, 2023 and December 31, 2022. These instruments’ maturity term is overnight.
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

Summary of Valuation Methodologies and Primary Inputs

    The valuation methodologies and primary inputs used to develop the measurement of fair value for assets and liabilities that are measured at fair value on a recurring or nonrecurring basis in the Statements of Condition are listed below.

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

    As of December 31, 2023, for substantially all of its MBS, the Bank received a price from all of its vendors and the default price was the final price. Based on the Bank’s reviews of the pricing methods including inputs and controls employed by the third-party pricing vendors and the relative lack of dispersion among the vendor prices (or, in those instances in which there were outliers or significant yield variances, the Bank’s additional analyses), the Bank believes the final prices are representative of the prices that would have been received if the assets had been sold at the measurement date (i.e., exit prices) and further that the fair value measurements are classified appropriately in the fair value hierarchy. There continues to be unobservable inputs and a lack of significant market activity for private label MBS; therefore, the Bank classified private label MBS as Level 3.

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

Credit risk related to uncleared derivatives will be further mitigated by the two-way initial margin rules as required by the Wall Street Reform and Consumer Protection Act. However, as of December 31, 2023, the Bank did not exceed initial margin thresholds and was not required to post two-way initial margin. If the Bank’s aggregate uncleared derivative transactions exposure to a counterparty exceeds the threshold, certain investment securities are required to be posted and held at a third-party custodian.

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

Notes to Financial Statements (continued)
Fair Value Measurements. The following tables present, for each hierarchy level, the Bank’s assets and liabilities that are measured at fair value on a recurring or non-recurring basis on its Statements of Condition at December 31, 2023 and December 31, 2022. The Bank measures certain mortgage loans held for portfolio at fair value when a charge-off is recognized and subsequently when the fair value of collateral less costs to sell is lower than the carrying amount. Real estate owned is measured using fair value when the assets' fair value less costs to sell is lower than the carrying amount.

	December 31, 2023
(in thousands)	Level 1	Level 2	Level 3	Netting Adjustment and Cash Collateral(1)	Total
Recurring fair value measurements - Assets:
Trading securities:
Non MBS:
GSE obligations	$—	$217,722	$—	$—	$217,722
Total trading securities	$—	$217,722	$—	$—	$217,722
AFS securities:
Non-MBS:
U.S. Treasury obligations	$—	$3,676,037	$—	$—	$3,676,037
GSE and TVA obligations	—	983,307	—	—	983,307
State or local agency obligations	—	174,111	—	—	174,111
MBS:
U.S. obligations single-family	—	1,538,389	—	—	1,538,389
GSE single-family	—	2,047,752	—	—	2,047,752
GSE multifamily	—	6,277,529	—	—	6,277,529
Private label	—	—	125,808	—	125,808
Total AFS securities	$—	$14,697,125	$125,808	$—	$14,822,933
Derivative assets:
Interest rate related	$—	$206,460	$—	$201,892	$408,352
Mortgage delivery commitments	—	155	—	—	155
Total derivative assets	—	206,615	—	201,892	408,507
Total recurring assets at fair value	$—	$15,121,462	$125,808	$201,892	$15,449,162
Recurring fair value measurements - Liabilities
Derivative liabilities:
Interest rate related	$—	$650,647	$—	$(643,339)	$7,308
Mortgage delivery commitments	—	26	—	—	26
Total recurring liabilities at fair value	$—	$650,673	$—	$(643,339)	$7,334
Non-recurring fair value measurements - Assets
Impaired mortgage loans held for portfolio	$—	$—	$6,859	$—	$6,859
REO	—	—	290	—	290
Total non-recurring assets at fair value	$—	$—	$7,149	$—	$7,149

Notes to Financial Statements (continued)

	December 31, 2022
(in thousands)	Level 1	Level 2	Level 3	Netting Adjustment and Cash Collateral(1)	Total
Recurring fair value measurements - Assets:
Trading securities:
Non MBS:
GSE and TVA obligations	$—	$214,008	$—	$—	$214,008
Total trading securities	$—	$214,008	$—	$—	$214,008
AFS securities:
Non MBS:
U.S. Treasury obligations	$—	$5,232,493	$—	$—	$5,232,493
GSE and TVA obligations	—	1,125,743	—	—	1,125,743
State or local agency obligations	—	170,263	—	—	170,263
MBS:
U.S. obligations single-family	—	482,982	—	—	482,982
GSE single-family	—	1,881,037	—	—	1,881,037
GSE multifamily	—	3,155,771	—	—	3,155,771
Private label	—	—	142,271	—	142,271
Total AFS securities	$—	$12,048,289	$142,271	$—	$12,190,560
Derivative assets:
Interest rate related	$—	$60,616	$—	$168,370	$228,986
Mortgage delivery commitments	—	10	—	—	10
Total derivative assets	—	60,626	—	168,370	228,996
Total recurring assets at fair value	$—	$12,322,923	$142,271	$168,370	$12,633,564
Recurring fair value measurements - Liabilities
Derivative liabilities:
Interest rate related	$—	$1,009,591	$—	$(996,194)	$13,397
Mortgage delivery commitments	—	41	—	—	41
Total recurring liabilities at fair value	$—	$1,009,632	$—	$(996,194)	$13,438
Non-recurring fair value measurements - Assets
Impaired mortgage loans held for portfolio	$—	$—	$5,240	$—	$5,240
REO	—	—	403	—	403
Total non-recurring assets at fair value	$—	$—	$5,643	$—	$5,643
Notes:
(1)Amounts represent the application of the netting requirements that allow the Bank to settle positive and negative positions and also cash collateral and related accrued interest held or placed by the Bank with the same clearing agent and/or counterparties.

Notes to Financial Statements (continued)
Level 3 Disclosures for all Assets and Liabilities That Are Measured at Fair Value on a Recurring Basis. The following table presents a reconciliation of all assets and liabilities that are measured at fair value on the Statements of Condition using significant unobservable inputs (Level 3) for the years ended December 31, 2023, 2022 or 2021. For instruments carried at fair value, the Bank reviews the fair value hierarchy classifications each quarter. Changes in the observability of the valuation attributes may result in a reclassification of certain financial assets or liabilities. Such reclassifications are reported as transfers in/out at fair value in the quarter in which the changes occur. There were no Level 3 transfers during 2023, 2022 or 2021.

(in thousands)	AFS Private Label MBS Year Ended December 31, 2023	AFS Private Label MBS Year Ended December 31, 2022	AFS Private Label MBS Year Ended December 31, 2021
Balance, beginning of period	$142,271	$194,425	$252,600
Total gains (losses) (realized/unrealized) included in:
(Provision) reversal for credit losses	(3,456)	(6,154)	39
Accretion of credit losses in interest income	6,732	9,271	9,651
Net unrealized gains (losses) on AFS in OCI	(6,417)	(22,172)	(4,239)
Settlements:
Settlements	(13,322)	(33,099)	(63,626)
Balance, end of period	$125,808	$142,271	$194,425
Total amount of gains for the periods presented included in earnings attributable to the change in unrealized gains or (losses) relating to assets and liabilities still held at December 31	$3,276	$2,798	$9,467
Change in unrealized gains (losses) for the period included in other comprehensive income (loss) for assets held at December 31	$(6,417)	$(22,172)	$(4,239)

Notes to Financial Statements (continued)
Note 15 – Commitments and Contingencies

    The following table presents the Bank’s various off-balance sheet commitments which are described in detail below. The Bank deemed it unnecessary to record any liabilities for credit losses on these commitments at December 31, 2023 and December 31, 2022, based on the Bank’s credit extension and collateral policies.

(in thousands)	December 31, 2023			December 31, 2022
Notional amount	Expiration Date Within One Year	Expiration Date After One Year	Total	Total
Standby letters of credit outstanding (1) (2)	$28,789,179	$—	$28,789,179	$22,126,676
Commitments to fund additional advances	—	—	—	373
Commitments to purchase mortgage loans	30,028	—	30,028	10,287
Unsettled consolidated obligation discount notes, at par	—	—	—	15,370
Unsettled consolidated obligation bonds, at par	78,000	—	78,000	1,080,000
Notes:
(1) Excludes approved requests to issue future standby letters of credit of $32.0 million at December 31, 2023 and $0.0 million at December 31, 2022.
(2) Letters of credit in the amount of $7.0 billion at December 31, 2023 and $2.2 billion at December 31, 2022, have renewal language that permits the letter of credit to be renewed for an additional period with a maximum renewal period of approximately five years.

    Commitments to Extend Credit on Standby Letters of Credit, and Additional Advances. Standby letters of credit are issued on behalf of members for a fee. A standby letter of credit is a financing arrangement between the Bank and its member. If the Bank is required to make payment for a beneficiary’s draw, these amounts are withdrawn from the member’s Demand Deposit Account (DDA). Any remaining amounts not covered by the withdrawal from the member’s DDA are converted into a collateralized overnight advance.

    Unearned fees related to standby letters of credit are recorded in other liabilities and had a balance of $5.0 million at December 31, 2023 and $4.2 million at December 31, 2022. The Bank manages the credit risk of each member on the basis of the member's TCE to the Bank which includes its standby letters of credit. The Bank has established parameters for the review, assessment, monitoring and measurement of credit risk related to these standby letters of credit as described in Note 5 - Advances.

Based on management’s credit analyses, collateral requirements, and adherence to the requirements set forth in Bank policy and Finance Agency regulations, the Bank has not recorded any additional liability on advance commitments and standby letters of credit, which are collateralized at the time of issuance.

The Bank does not have any legally binding or unconditional unused lines of credit for advances at December 31, 2023 or December 31, 2022. However, within the Bank’s Rollover (weekly/monthly) advance product, there were conditional lines of credit outstanding of $10.0 billion at December 31, 2023 and $9.6 billion at December 31, 2022.

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

Notes 1, 5, 7, 9, 10, 11 and 13 also discuss other commitments and contingencies.

Item 9: Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None

Item 9A: Controls and Procedures

Disclosure Controls and Procedures

Under the supervision and with the participation of the Bank’s management, including the chief executive officer and chief financial officer (principal financial officer), the Bank conducted an evaluation of its disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the 1934 Act). Based on this evaluation, the Bank’s chief executive officer and chief financial officer (principal financial officer) concluded that the Bank’s disclosure controls and procedures were effective as of December 31, 2023.
Management’s Report on Internal Control Over Financial Reporting

See Item 8. Financial Statements and Supplementary Data — Management’s Annual Report on Internal Control over Financial Reporting in this Form 10-K.

Changes in Internal Control Over Financial Reporting

There have been no changes in internal control over financial reporting that occurred during the fourth quarter of 2023 that have materially affected, or are reasonably likely to materially affect, the Bank’s internal control over financial reporting.

Item 9B: Other Information

None

Item 9C: Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

Not applicable

PART III

Item 10: Directors, Executive Officers and Corporate Governance
As required by the Housing Act, the Bank’s Board is comprised of a combination of industry directors elected by the Bank’s member institutions (Member Directors) on a state-by-state basis and independent directors elected by a plurality of the Bank’s members (Independent Directors). No member of the Bank’s management may serve as a director of an FHLBank. The Bank’s Board currently includes nine Member Directors and seven Independent Directors. Of the 16 Directors, 10 identify as male and six as female. Three of the Directors identify as racial/ethnic minorities. The Housing Act requires that all of the Bank's Directors be elected by the Bank's members.

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

Because of the laws and regulations governing FHLBank Member Director nominations and elections, an FHLBank does not know what factors a Bank’s member institution considers in selecting Member Director nominees or electing Member Directors. Under 12 C.F.R. §1261.9, if an FHLBank’s Board has performed a self-assessment, then, in publishing the nomination or election announcement, that FHLBank can include a statement indicating to the FHLBank’s members participating in the election what skills or experience the Board believes would enhance the FHLBank’s Board. In 2023, 2022 and 2021, the Bank included a statement in its nomination announcement that candidate diversity should be considered by members when nominating candidates for Member Directorships.

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

In 2023, 2022 and 2021, the Bank’s Independent Director nomination notice included a statement encouraging members to consider diversity. In addition, in 2023 the Bank’s Board determined that there was a need for hedging and derivatives experience on the Board and included this information in its election materials. Prior to finalizing the Independent Director nominee slate, the Board (or representatives thereof) is required to consult with the Bank’s Affordable Housing Advisory Council and the slate must be sent to the Finance Agency for its review.

In 2023, the Board selected incumbent directors Ms. Angel Helm and Ms. Louise Herrle as independent director nominees based on a determination that they met the required regulatory qualifications. Ms. Angel Helm and Ms. Louise Herrle were elected to the Bank’s Board in 2023 (for a term beginning January 2024).

In 2022, the Board selected incumbent director Mr. Glenn R. Brooks as an independent director nominee based on a determination that he met the required regulatory qualifications. Mr. Glenn R. Brooks was elected to the Bank’s Board in 2022 (for a term beginning January 2023).

In 2021, the Board selected incumbent director Mr. Thomas H. Murphy and Ms. Barbara Adams as independent director nominees based on a determination that each met the required regulatory qualifications. Mr. Murphy and Ms. Adams were each elected to the Bank’s Board in 2021 (for a term beginning January 2022). In addition, Ms. Adams met the qualifications to serve as a public interest director and was designated as a public interest director. In the case of Mr. Murphy, he had information technology expertise which the Board had identified as a skill need on the Board.

In 2020, the Board selected incumbent director Dr. Howard B. Slaughter, Jr. and Mr. Romulo L. Diaz, Jr., Esq. as independent director nominees based on a determination that each met the required regulatory qualifications. Dr. Slaughter and Mr. Diaz were each elected to the Board by the Bank’s members in 2020 (for a term beginning January 2021). In addition, Dr. Slaughter and Mr. Diaz each also met the qualifications to serve as a public interest director and each was designated as a public interest director.

2023 Member and Independent Director Elections

Voting rights and process with regard to the election of Member and Independent Directors are set forth in 12 U.S.C. §1427 and 12 C.F.R. §1261. For the election of both Member Directors and Independent Directors, each eligible institution is entitled to cast one vote for each share of stock that it was required to hold as of the record date (December 31 of the preceding year); however, the number of votes that each institution may cast for each directorship cannot exceed the average number of shares of stock that were required to be held by all member institutions located in that state on the record date. The only matter submitted to a vote of shareholders in 2023 was the election of vacant Member and Independent Directors, which occurred in the fourth quarter of 2023 as described below. The Bank conducted these elections to fill the open Member and Independent Directorships for 2023 designated by the Finance Agency.

In 2023, the nomination and election of Member Directors and Independent Directors was conducted electronically. No meeting of the members was held in regard to the election. The Board of the Bank does not solicit proxies, nor are eligible institutions permitted to solicit or use proxies to cast their votes in an election for Member or Independent Directors. The election was conducted in accordance with 12 C.F.R. Part 1261. There were two Member Director seats up for election in 2023, one in each of Pennsylvania and Delaware. The Pennsylvania Member Director newly elected was Ms. Sheryl Jordan. The Delaware Member Director re-elected was Ms. Pamela Asbury. The Independent Directors re-elected were Ms. Angel Helm and Ms. Louise Herrle. Information about the results of the 2023 Member and Independent Director elections, including the votes cast, was reported in the Form 8-K filed on November 16, 2023, as amended on December 19, 2023.

Information Regarding Current FHLBank Directors

The following table sets forth certain information (ages as of February 29, 2024) regarding each of the Directors currently serving on the Bank’s Board. No Director of the Bank is related to any other Director or executive officer of the Bank by blood, marriage, or adoption.

Name	Age	Director Since	Term Expires	Board Committees
Brendan J. McGill (Member)[1]	55	2017	2024	(g)(h)(i)(j)
Louise M. Herrle (Independent)[2]	66	2018	2027	(g)(h)(i)(j)
Barbara Adams (Independent)	72	2022	2025	(a)(d)(h)(i)
Pamela C. Asbury (Member)[3]	59	2015	2027	(c)(e)(g)(h)(i)(j)
Thomas Bailey (Member)	62	2022	2025	(a)(d)(h)(i)
Glenn R. Brooks (Independent)[4]	60	2015	2026	(d)(e)(g)(h)(i)(j)
Romulo L. Diaz, Jr., Esq. (Independent)	77	2021	2024	(b)(f)(g)(h)(i)
James V. Dionise (Member)	62	2021	2024	(a)(b)(g)(h)(i)(j)
Angel L. Helm (Independent)[5]	61	2019	2027	(a)(b)(g)(h)(i)
Blanche L. Jackson (Member)	58	2023	2026	(a)(d)(h)(i)
Sheryl Jordan (Member)	52	2024	2027	(b)(f)(h)(i)
H. Charles Maddy, III (Member)	60	2023	2026	(b)(e)(h)(i)
Joseph W. Major (Member)	68	2022	2025	(c)(f)(h)(i)
Thomas H. Murphy (Independent)[6]	61	2016	2025	(c)(e)(g)(h)(i)
Dr. Howard B. Slaughter, Jr. (Independent)[7]	66	2020	2024	(c)(e)(g)(h)(i)
Jeane M. Vidoni (Member)	63	2019	2026	(d)(f)(g)(h)(i)
(a) Member of Audit Committee
(b) Member of Finance Committee
(c) Member of Governance and Public Policy Committee
(d) Member of Membership, Credit and Community Investment Committee
(e) Member of Operational Risk Committee
(f) Member of Human Resources Committee
(g) Member of Executive Committee
(h) Member of Enterprise Risk Management (ERM) Committee. This is a committee of the whole Board
(i) Member of Diversity, Equity & Inclusion (DEI) Committee. This is a committee of the whole Board
(j) Member of Ad Hoc Committee

1 Board Chair. Serves on the Executive, DEI and ERM Committees and as a non-voting ex-officio member of each other standing Board committee.
2 Board Vice Chair. Serves on the Executive, DEI and ERM Committees and as a non-voting ex-officio member of each other standing Board committee. Pursuant to Finance Agency Regulation, Ms. Herrle was originally elected by the Board, effective September 10, 2018, to fill a seat vacated for a term ending December 31, 2019.
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

Louise M. Herrle joined the Board of Directors of the Bank in September 2018. Ms. Herrle is a senior corporate finance executive with extensive experience in developing and leading innovative global debt finance programs and in capital market risk management. Most recently, Ms. Herrle was the Managing Director of Capital Markets for Incapital, LLC, and retired from that position in 2019. In addition, she has provided financial advisory services to Fortune 100 companies and was the leading architect of a financing platform for social impact investments. Ms. Herrle has received multiple awards for excellence in corporate financing and was a featured speaker for industry events and conferences throughout her career. She is the former Executive Board Chair of Strong Women, Strong Girls, Inc. and continues to serve on the Finance Committee, as an advisor for Strategic Planning and is a member of the Emeritus Board. Other board positions include serving on the Advisory Board of Power Forward Inc. and as a Cabinet Member of the Capital Campaign for Light of Life Rescue Mission. Ms. Herrle received her BSBA degree from Robert Morris University, and in 2020 became NACD (National Association of Corporate Directors) Directorship Certified.

Barbara Adams joined the Board of Directors of the Bank in January 2022. Ms. Adams serves on the board of directors of FS KKR Capital Corp. (NYSE:FSK), successor by merger to FSIC II, FSIC III and FSIC IV, on whose boards Ms. Adams also served at various times beginning in 2012. In October 2022, Ms. Adams was elected to serve as a trustee of KKR FS Income Trust, an affiliate of FSK. Ms. Adams served as the executive vice president–legal affairs and general counsel of the Philadelphia Housing Authority from August 2011 to April 2016, and as a trustee of each of the Philadelphia Housing Authority Retirement Income Trust and the Philadelphia Housing Authority Defined Contribution Pension Plan from November 2011 to April 2016. She served as the general counsel of the Commonwealth of Pennsylvania (the “Commonwealth”) from June 2005 until January 2011. Prior to her appointment as general counsel to the Commonwealth, Ms. Adams was a partner at the law firm of Duane Morris LLP. Ms. Adams served as the housing policy committee co-chair for Governor-elect Edward G. Rendell’s transition team and served on the housing policy committee for Governor-elect Tom Wolf’s transition team. She is currently a member of the board and secretary of the Philadelphia Energy Authority and a member of the board and of the executive committee and the co-Vice Chair of the Committee of Seventy. Ms. Adams is a graduate of Temple University (now Beasley) School of Law and a graduate of Smith College, and in 2022 became NACD (National Association of Corporate Directors) Directorship Certified.

Pamela C. Asbury joined the Board of Directors of the Bank in January 2015. Ms. Asbury is Vice President of the U.S. life insurance companies of Genworth Financial, Inc., including Genworth Life Insurance Company and has over 37 years of experience in the insurance industry. She currently serves as Senior Director, Long Term Care Inforce Products with previous leadership roles in Institutional Markets and Closed Block management. Ms. Asbury received her undergraduate degree from Virginia Commonwealth University’s School of Business.

Thomas Bailey joined the Board of Directors of the Bank in January 2022. Mr. Bailey serves as President and Chief Executive Officer of Brentwood Bank. Prior to assuming the Chief Executive Officer title, Mr. Bailey served as Brentwood Bank’s Chief Financial Officer, overseeing financial and regulatory reporting, asset/liability management, and Brentwood Bank’s investment portfolio. Mr. Bailey serves as member of the Independent Community Bankers of America Mutual Bank Council and is also an active member and Director of the Pennsylvania Association of Community Bankers (PACB), a state banking trade organization. He previously served as the PACB’s chairman from 2008 to 2009. Since 2016, he has served as Treasurer of the BP Education Foundation within the Bethel Park School District. Mr. Bailey received his Bachelors in Economics from the University of Pittsburgh and holds various banking certificates. Most recently he earned the University of Virginia Darden School of Business’s Strategic Thinking and Action certificate.

Glenn R. Brooks joined the Board of Directors of the Bank in January 2015 and was reelected to the Board of Directors in 2022 for a term beginning January 2023. He is President of Leon N. Weiner & Associates, Inc., a Wilmington, Delaware based homebuilding, development and property management firm. The Weiner organization and its affiliated companies have developed and constructed more than 4,500 homes and 9,000 apartments as well as several hotels, office and retail properties. He is responsible for the strategic direction of the firm along with personal and professional development of the officers and employees of the company. He is a member of the firm’s Board of Directors. He has been employed by the firm since 1986. Mr. Brooks served on the Bank’s Affordable Housing Advisory Council between 2004 and 2012. He served as Vice Chairman of the Council in 2006 and 2007 and as Chairman from 2008 to 2010. Mr. Brooks served as the Chairman of the Building Committee of Grove United Methodist Church in West Chester, Pennsylvania from 2009 through 2010. He also served as the President of the Board of Trustees for five years and served on the church’s Finance and Steering Team from 2015 through 2018. Mr. Brooks sits on the Multifamily Board of Trustees and served as Chairman of the Housing Credit Group Committee of the National Association of Homebuilders in 2015 and 2016. In 2021 he was appointed and currently serves on the board of managers of a privately held de novo hospitality company, Retreat Hotels and Resorts, LLC. Mr. Brooks was appointed to the Board of Managers of another affordable housing development company, Renewal Housing Associates, LLC. in 2023. He holds a Bachelor of Business Degree from the College of William & Mary in Virginia. Mr. Brooks is a NACD Board Leadership Fellow and earned a Certificate in Corporate Governance from Drexel University.

Romulo L. Diaz, Jr, Esq.. joined the Board of Directors of the Bank in January 2021. Mr. Diaz is the Principal of Turtle on Post LLC, a nonprofit and board advisory services company. Prior to founding Turtle on Post LLC in 2020, Mr. Diaz served as Vice President and General Counsel of PECO Energy, an Exelon company, from 2012 to 2020 and as Vice President of

Governmental and External Affairs from 2009 to 2012. He has wide-ranging experience, including leadership, government and public policy, regulated industries, strategic planning, talent management, legal and risk management, corporate governance and sustainability. He has served as a senior executive in public and private sector organizations and as a director on numerous governmental and nonprofit boards for more than 30 years. He currently serves on the boards of the Center City District of Philadelphia, Latino Corporate Directors Education Foundation, NACD (Philadelphia Chapter), Pan American Association of Philadelphia, Pennsylvania Energy Development Authority, and Philadelphia Museum of Art and on the advisory board of PBJ Marketing, LLC. Mr. Diaz earned his B.A. in Plan II Liberal Arts Honors from the University of Texas at Austin and his J.D. from the University of Texas School of Law.

James V. Dionise joined the Board of Directors of the Bank in January 2021. Mr. Dionise is a currently a Director of NexTier Bank, N.A. Prior to its merger with NexTier Bank in 2024, Mr. Dionise served as President, Chief Executive Officer, and Director of Mars Bancorp, Inc. and its wholly-owned banking subsidiary, Mars Bank. Mr. Dionise began his tenure with Mars Bank in 2007 as Executive Vice President and Chief Operating Officer. In 2008, Mr. Dionise was named President and Chief Executive Officer and elected to its Board of Directors. Prior to joining Mars Bank, Mr. Dionise held financial executive management-level positions with First National Bank of Pennsylvania, Great American Federal, MBNA and PNC Bank. Mr. Dionise began his professional career in 1983 advancing to audit manager and CPA with the accounting firm Ernst & Young.

Angel L. Helm joined the Board of Directors of the Bank in April 2019. Ms. Helm is the former Managing Director of Wells Fargo Securities, from where she retired in 2012. From May 2021 through December 2023, Ms. Helm was engaged by Answers Pet Food Company as a consultant for the purpose of reviewing, revising and implementing new business operation strategies. In January 2020, Ms. Helm served as Interim Chief Executive Officer of Safe Berks, an agency that provides a safe haven and ongoing support system for victims of domestic violence and sexual assault. She also formerly served as Interim Chief Executive Officer of Olivet Boys and Girls Club of Reading and Berks County. Ms. Helm is a Trustee of Caron Treatment Centers, a leading addiction treatment facility, where she currently serves as Finance Committee Chair and as a member of the Executive and Compensation Committees. From July 2020 through December 2023, Ms. Helm served on the Board of Directors of Tower Health System, headquartered in Reading, PA. She served on the Board of Directors of Alvernia University in Pennsylvania for six years where she co-chaired the successful University’s $9 million capital campaign and previously served as Enrollment Committee Chair. Ms. Helm earned her MBA from St. Joseph’s University and received her B.A. in Business/Managerial Economics from Gettysburg College.

Blanche Jackson joined the Board of Directors of the Bank in January 2023. Ms. Jackson is the Chief Executive Officer of Stepping Stones Community Federal Credit Union in Wilmington, Delaware which is a low-income designated, minority depository institution and a CDFI. Ms. Jackson has served as CEO of Stepping Stones since 2018. She volunteered for over 10 years with the nonprofit organization and board of directors to help charter and launch the credit union which was chartered in 2011. Its critical mission is to provide an inclusive and affordable option for everyone to have access to a federally insured financial institution. Ms. Jackson has been able to leverage her 20+ years of experience in leading financial institutions to accelerate the growth of the credit union and provide access to affordable credit for its membership. She is responsible for ensuring the adequacy and soundness of the credit union’s financial structure. Ms. Jackson's career started at the Delaware State Police Federal Credit Union where she was employed for over 20 years. As the Executive Vice President, she was responsible for the day-to-day operations as well as overseeing the accounting and finance department which included asset liability management and its associated risks. She was also responsible for the oversight of the lending department, which included an in-house mortgage department, and for implementing the Freddie Mac seller/servicer program. She is also a current member of the board of directors of Inclusiv and serves as its Vice Chair. Inclusiv is a certified CDFI intermediary that provides capital, builds capacity, and advocates for member community development credit unions. Inclusiv serves over 18 million residents of low-income urban, rural, and reservation-based communities across the U.S. and in Puerto Rico. In addition to her experience with Stepping Stones, Ms. Jackson has held a variety of leadership positions at other credit unions: COO, Tidemark Federal Credit Union, 2016 – 2018 and EVP, Delaware State Police Federal Credit Union, 1998 – 2016. Ms. Jackson holds a BS in Finance and holds the following certifications: Certified Chief Executive (CCE) – Credit Union Executive Society certified in May 2017, Nationally Certified Compliance Officer (NCCO) – National Association of Federal Credit Union certified in April 1999. Ms. Jackson received her B.S. in Finance from Wilmington University.

Sheryl Jordan joined the Board of Directors of the Bank in January 2024. Ms. Jordan is Executive Vice President and Managing Director, Financial Institutions Group, PNC Bank, N.A. Ms. Jordan has 30 years of experience in the banking industry and has been with PNC since 2000, with previous roles at Strategic Partners Group as Sales Manager and Senior Vice President. Earlier roles include Treasury Sales Officer and Vice President at Bank of America and Management Associate at KeyCorp. Ms. Jordan is an active member in PNC’s employee business resource groups, including Women Connect and the Pittsburgh African American group, as well as PNC’s mentoring programs. Ms. Jordan is also a champion of childhood education and development, and supports PNC’s Grow Up Great program, Coralus, a global non-profit supporting women entrepreneurs, as well as the Greater Pittsburgh Food Bank. She holds a BA in Economics and Business Administration from the University of Pittsburgh and an MBA from Georgia State University.

H. Charles Maddy, III joined the Board of Directors of the Bank in January 2023. Mr. Maddy is President and CEO of Summit Financial Group, Inc. (Summit), a $3.76 billion financial holding company headquartered in Moorefield, West Virginia and has served as a member of its Board of Directors since 1993. He also serves as Chairman of Summit’s banking subsidiary, Summit Community Bank. Mr. Maddy is a native West Virginian, born in Hinton. Mr. Maddy graduated Valedictorian from Greenbrier West High School in 1981 and attended Concord College from which he graduated magna cum laude with a B.S. in Business Administration and concentration in accounting in 1985. Mr. Maddy began his professional career as a staff accountant at Arnett & Foster, CPA’s and was promoted each year of his tenure with the firm. He became a Certified Public Accountant in 1987. In 1988, when Mr. Maddy joined Summit (formerly known as South Branch Valley National Bank), its assets totaled $80 million and operated three branches in West Virginia’s Eastern Panhandle. Today, under Mr. Maddy’s leadership, Summit’s community bank operates 45 full-service banking locations in West Virginia, Virginia, and Kentucky and has assets totaling over $3.8 billion. Mr. Maddy has extensive responsibilities that require an understanding of a wide range of business principles and issues. These include: developing and overseeing implementation of Summit’s short-term performance goals as well as long-term strategic plans and initiatives.

Joseph W. Major joined the Board of Directors of the Bank in January 2022. Mr. Major is the Founder, Chairman of the Board and Chief Executive Officer of The Victory Bank. Mr. Major formerly served as the President and Chief Executive Officer of Patriot Bank Corp and Patriot Bank, and as President of Vartan National Bank. Mr. Major served as a director of The First National Bank of Liverpool and a director of ETA, a bank data processing service bureau located in central Pennsylvania. Mr. Major served on the boards of the Pennsylvania Bankers Association and the Pennsylvania Bankers Service Corporation from 2010-2019. He also served as Chairman of the Pennsylvania Bankers Association, and as a Director of the PA Bankers Advanced School of Banking. Mr. Major is a standing faculty member for the Pennsylvania Banker’s Advanced School of Banking as well as the BankWork$ program. Mr. Major earned a Bachelor of Science in Business and a Juris Doctor from the University of Akron.

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

Dr. Howard B. Slaughter, Jr. joined the Board of Directors of the Bank in January 2020. Dr. Slaughter is President and Chief Executive Officer of Habitat for Humanity of Greater Pittsburgh (Habitat Pittsburgh). Prior to joining Habitat Pittsburgh, he was President and Chief Executive Officer of Christian Management Enterprises, LLC. Dr. Slaughter serves on the boards of the Pennsylvania Economic Development Financing Authority, the Housing Alliance of Pennsylvania, the Howard Hanna Free Care Fund Foundation, and the McAuley Ministries Foundation. He is also a member of the Operational Committee of the Pennsylvania Community Development Bank. He previously served on the board of the Pittsburgh Foundation, as well as on the Consumer Advisory Board of the Consumer Financial Protection Bureau and the Bank’s Affordable Housing Advisory Council. Dr. Slaughter is a veteran of the U.S. Navy. He also served in the 479th Field Artillery Brigade in the U.S. Army Reserves. He earned his doctorate degree in information systems and communications from Robert Morris University, a master’s degree in public management from Carnegie Mellon University’s H. John Heinz III School of Public Management, an MBA degree from Point Park University, a Bachelor of Arts degree from Carlow University and an Associate in Science degree in Financial Services from the Community College of Allegheny County.

Jeane M. Vidoni joined the Board of Directors of the Bank in January 2019. As President and CEO of Penn Community Bank, Ms. Vidoni oversees one of Pennsylvania’s largest mutual financial institutions. Ms. Vidoni’s distinguished career in banking has spanned more than three decades. She has served in senior positions at local, regional and national financial institutions throughout the Philadelphia region over the course of her professional career. Prior to her tenure at Penn Community Bank, she held leadership roles at several financial institutions, including President and CEO of First Federal of Bucks County; Senior Vice President, Retail Distribution and Sales Incentives at Citizens Bank; Senior Vice President, Sales Manager at Harleysville National Bank; and Senior Vice President, Head of Retail Banking at Progress Bank. Ms. Vidoni earned her Masters in Business Administration from St. Joseph’s University and her BS degree in Business Administration from Muhlenberg College.

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

The Board has determined that Mses. Adams, Helm, and Jackson and Messrs. Dionise and Bailey are “audit committee financial experts” within the meaning of the SEC rules.

Executive Officers

The following table sets forth certain information (ages as of February 29, 2024) regarding the executive officers of the Bank.

Executive Officer	Age	Capacity In Which Serves
Winthrop Watson	69	President and Chief Executive Officer
David G. Paulson	59	Chief Operating Officer
John P. Cassidy	60	Chief Technology and Operations Officer
Mark S. Evanco	60	Chief Business Development and Strategy Officer
Andre D. Galeano	54	Chief Risk Officer
Peggy Delinois Hamilton	56	General Counsel & Corporate Secretary
Pritha Madhavan	50	Deputy Chief Information Officer
Edward V. Weller	61	Chief Financial Officer

Winthrop Watson was appointed by the Board of Directors as President and Chief Executive Officer effective January 1, 2011. Previously, he was Chief Operating Officer, a position that he assumed in November 2009. Prior to joining the Bank, Mr. Watson worked at J.P. Morgan for 24 years in a variety of capital markets and financial institution roles most recently as Managing Director in its Asia Pacific investment banking business. Earlier, Mr. Watson led the building of the company’s investment and commercial banking franchise for U.S. government-sponsored enterprises. Mr. Watson serves as a director of the Office of Finance of the Federal Home Loan Banks and as a Director and Chair of the Board of the Pentegra Defined Benefit Plan. He is involved in the community as a board member of the Pittsburgh Ballet Theater and the Pennsylvania Economy League of Greater Pittsburgh. Mr. Watson holds an MBA from Stanford University and a BA from the University of Virginia.

David G. Paulson, Chief Operating Officer, joined the Bank in 2010 as Director, Mortgage Finance and Balance Sheet Management. Mr. Paulson became the Managing Director of Capital Markets in 2012, Chief Financial Officer in 2013, and Chief Operating Officer in 2020. Mr. Paulson came to the Bank from National City Corporation, where he worked for 14 years in a number of capacities, including as Senior Vice President, Interest Rate Risk and Chief Investment Portfolio Manager. Prior to that, Mr. Paulson was a portfolio manager at Integra Financial Corporation. He holds a BS in Finance and an MBA, both from Duquesne University.

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

Andre D. Galeano joined the Bank as Chief Risk Officer in 2023. Previously, Mr. Galeano was Deputy Director of the Division of Enterprise Regulation at the Finance Agency for 2 years. Prior to this most recent role at the Finance Agency, Mr. Galeano was Deputy Director of FHLBank Regulation for four years. Mr. Galeano holds a bachelor’s degree in business administration from Pace University, attended the American Bankers Association Stonier Graduate School of Banking and the Federal Executive Institute’s Leadership for a Democratic Society program. He is a U.S. Marine Corps veteran, who served in the Operation Desert Storm phase of the Gulf War.

Peggy Delinois Hamilton joined the Bank in 2023 as General Counsel and Corporate Secretary. The General Counsel and Corporate Secretary has executive responsibility for the Bank's legal services, Board governance, and Ethics Office functions, as well as Government Relations and Human Resources. Ms. Hamilton has more than 25 years of senior-level legal and in-house counsel experience in small business lending, community development and banking. Her roles have included General Counsel for the U.S. Small Business Administration; Senior Vice President, Deputy General Counsel for a $13 billion community bank; Selma Levine Lecturer at Yale Law School; and General Counsel and Corporate Secretary for a Minority Depository Institution along with its affiliated bank holding company and certified CDFI. Ms. Hamilton has a bachelor’s degree and graduated cum laude from Brandeis University and received her Juris Doctor from Harvard Law School.

Pritha Madhavan joined the Bank in 2014 as Director, Planning and Architecture, was promoted to Senior Director, Business Solutions in 2019, and was promoted to her current role of Deputy Chief Information Officer in 2023. She leads the Information Technology business applications, solutions and data management teams, and also directs Bankwide work around efficiency, productivity and technology investment planning. Ms. Madhavan has more than 20 years of financial services IT leadership experience, and came to the Bank from Bank of America where she was a Vice President. Ms. Madhavan holds a Bachelor of Arts from Carleton University, holds multiple technology-focused certifications, and is a Lean Six Sigma Green Belt. She is an active volunteer in her community, is a professionally trained classical singer, and enjoys cooking and travelling.

Edward V. Weller is Chief Financial Officer, and leads the Finance and Administrative Services teams. In his role as CFO, Mr. Weller oversees the Bank’s internal, regulatory and Board financial reporting along with related accounting and analysis functions, strategic planning and presentations to ratings agencies and other constituents. Mr. Weller, who joined the Bank in 2011 as Controller and was promoted to Chief Accounting Officer in 2013 and CFO in 2023, has more than 25 years of senior-level finance and accounting leadership experience, including prior roles at PNC and PwC. Mr. Weller holds a Master of Business Administration from the University of Pittsburgh and a Bachelor of Arts from Grove City College. He is both a Certified Public Accountant and Certified Management Accountant. Mr. Weller has been involved in the community in various roles and serves as Treasurer on the Board of the Allegheny Land Trust.

Each executive officer serves at the pleasure of the Board of Directors.

Code of Business Conduct

The Bank has adopted a code of ethics for all of its employees and directors, including its Chief Executive Officer, Chief Operating Officer, Chief Financial Officer (principal financial officer), Chief Accounting Officer (principal accounting officer), and those individuals who perform similar functions. A copy of the code of ethics, referred to as the Code of Business Conduct, is on the Bank’s public website, www.fhlb-pgh.com, and will be provided without charge upon written request to the Legal Department of the Bank at 601 Grant Street, Pittsburgh, Pennsylvania 15219, Attention: General Counsel. Any amendments or waivers to the Bank’s Code of Business Conduct that apply to the Bank's Chief Executive Officer, Chief Operating Officer, Chief Financial Officer (principal financial officer), Chief Accounting Officer (principal accounting officer), and those individuals who perform similar functions will be posted to the Bank’s public website.

On March 1, 2024, Matthew A. Cooper, formerly the Bank’s Controller, was promoted to Chief Accounting Officer and, as such, now serves as the Bank’s principal accounting officer. Mr. Cooper continues to report to Edward V. Weller, the Bank’s Chief Financial Officer, who had been serving as the Bank’s principal accounting officer until the date of Mr. Cooper’s promotion. Mr. Cooper has served as the Bank’s Controller since October 2017. Prior to that role, Mr. Cooper held multiple positions in the Finance department since he was hired in July 2006. Mr. Cooper continues to serve the Bank as an “at-will” employee of the Bank and is compensated in accordance with the same policies that govern all Bank permanent employees.

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

2023 Compensation Philosophy

The Bank's compensation program is designed to:

•Attract, motivate, and retain staff critical to the Bank's long-term success and thereby
•Enable the Bank to meet its public policy mission while balancing the evolving needs of customers and shareholders.

For 2023, the Bank's CEO and other Executives were compensated through a mix of base salary, incentive compensation awards, benefits, and perquisites. Base salary was the core component of the total compensation package. The Bank's executive compensation for the CEO and other Executives was benchmarked against three peer groups: (1) commercial banks (using a “Divisional Head” benchmark); (2) other FHLBanks (using an “Overall Functional Heads” benchmark); and (3) named executive officer benchmarks from publicly traded banks/financial institutions with $10 billion to $20 billion in assets (using “Salary Rank” and “Job Specific” matches).

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

In December 2023 two new Bank executives, the Chief Risk Officer (CRO) and the General Counsel (GC), were hired to replace the retiring CRO and GC respectively. These executives were compensated through a mix of base salary and discretionary allowances, though base salary was the core component of their total compensation package. Along with the Bank’s 2024 executive compensation pay decisions for the CEO and other Executives, their compensation along with the 2024 CEO and other Executives compensation was and will be benchmarked against three peer groups: 1) other FHLBanks as the principal peer group; 2) commercial financial services companies with named executive officer benchmarks from publicly traded banks/financial institutions with $10 billion to $20 billion in assets as the primary Commercial Peer Group; and 3) commercial financial services companies with assets between $20 billion and $65 billion as the secondary Commercial Peer Group.

For 2023, the Bank executive officer incentive compensation plan (in which the CEO and other Executives participated) continued to be aligned with market practices and provided for deferral of 50% of the incentive award, with payment of such deferred amount contingent on the Bank meeting ongoing performance criteria over the long-term performance period.

As part of an overall review of the Bank's compensation programs, the Bank evaluated the various aspects of these programs, taking into consideration associated risk as it pertains to the expectations and goals of each element of compensation. The Bank does not offer commission or similar bonus compensation programs. The Bank does, however, offer incentive compensation plans with performance goals that are consistent with the risk appetite of the Bank. Additionally, to encourage long term performance, the Bank's incentive compensation plans for its CEO and other Executives require deferred payment of a portion of earned incentive compensation and condition the payment of these deferred amounts based on continuing to meet certain performance requirements. Details regarding the 2023 incentive compensation goals are discussed below.

As discussed above, for 2023 the Bank engaged McLagan to perform a base salary and incentive compensation benchmarking review for the CEO and other Executives which, along with consideration of the CEO’s and other Executives’ performance, is used to establish their annual base salaries. The following is a list of peers used in the benchmarking.

Ally Financial Inc.	Federal Reserve Banks (2)	OneMain Financial
Arvest Bank	Fifth Third Bank	Pinnacle Financial Partners, Inc.
Associated Bank	First Citizens Bank - NC	PNC Bank
Australia & New Zealand Banking Group	First National Bank of Omaha	Rabobank
Bank of America	First Republic Bank	Regions Financial Corporation
Bank of New York Mellon	Freddie Mac	Royal Bank of Canada
Bank of Nova Scotia	Frost Bank	Sallie Mae
Bank of the West	Hancock Whitney Bank	Santander Bank, N.A.
BMO Financial Group	Helaba Landesbank Hessen-Thuringen	Signature Bank – NY
BNP Paribas	HSBC	Societe Generale
BOK Financial Corporation	Huntington Bancshares, Inc.	Standard Chartered Bank
Brown Brothers Harriman	ICBC Financial Services	State Street Corporation
Capital One	ING	Sterling National Bank
CIBC World Markets	JP Morgan Chase	Sumitomo Mitsui Trust Bank
Citigroup	KBC Bank	SVB Financial Group
Citizens Financial Group	KeyCorp	Synovus Financial Corporation
City National Bank	Lloyds Banking Group	TD Securities
Comerica	M&T Bank Corporation	Texas Capital Bank
Commerce Bank	Macquarie Bank	Truist
Commerzbank	MUFG Bank, Ltd.	U.S. Bancorp
Commonwealth Bank of Australia	National Australia Bank	UMB Financial Corporation
Crédit Agricole CIB	Natixis Corporate & Investment Banking	Valley National Bancorp
Credit Industriel et Commercial – N.Y.	NatWest	Webster Bank
East West Bancorp, Inc.	Nomura Securities	Wells Fargo Bank
Fannie Mae	Nord/LB	Zions Bancorporation
Federal Home Loan Banks (1)	Northern Trust Corporation
Notes:
(1) The Federal Home Loan Bank Group includes all other Federal Home Loan Banks.
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

Determining the CEO's Cash Compensation

For 2023, the Human Resources Committee used the analysis from McLagan for benchmarking the CEO's cash compensation, and factored in 2023 budget parameters, and a competitive talent market. In determining Mr. Watson's cash compensation (including both base salary and incentive compensation), it was compared to the median for all the peer groups as listed in the tables above. After consideration of this analysis and budget consideration, the Board granted a salary increase of 7% resulting in a 2023 CEO salary of $1,039,302.

Determining Other Executives' Cash Compensation

In 2023, other Executives' base salaries and incentive compensation levels were determined by the CEO and validated using the results of the McLagan study and were reviewed and approved by the Human Resources Committee. The annual review of the McLagan study, 2023 budget parameters in a competitive talent market, and corresponding Board review of these findings validated the appropriateness of compensation levels for the CEO and other Executives. Salaries are reflected in the Summary Compensation Table presented in this Item 11. Executive Compensation.

Executive Officer Incentive Plans

2023 Executive Officer Incentive Compensation Plan (2023 Plan). The 2023 Plan is designed to retain and motivate the CEO and other Executives and reward (1) achievement of key annual goals and (2) maintenance of satisfactory financial condition and member value over the longer term. The 2023 Plan established the following award opportunity levels (expressed as a percentage of base salary):

Participant Level	Threshold	Target	Maximum
A	60%	75%	100%
B	55%	70%	85%
C	50%	65%	80%
D	40%	55%	70%

The Board has evaluated the performance of the CEO and other Executives against the incentive goals for 2023 set forth in the Non-Equity Incentive Plan Compensation section following the Summary Compensation Table below and determined the total incentive award (if any) based on that performance. The total incentive award was divided into two parts: (1) a current incentive award; and (2) a deferred incentive award, payable in installments. The following table illustrates how the 2023 current awards and deferred incentive award installments would be paid under the 2023 Plan:

Payment	Description	Payment Year*
Current Incentive Award	50% of total award	2024
Deferred Incentive Award installment	Up to 33 1/3% of deferred incentive award	2025
Deferred Incentive Award installment	Up to 33 1/3% of deferred incentive award	2026
Deferred Incentive Award installment	Up to 33 1/3% of deferred incentive award	2027
* Payment, if any, will be made no later than March 15 in the year indicated.

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

Participant Requirements of Continued Employment and Satisfactory Performance. Participants who terminate employment with the Bank for any reason other than death, disability, involuntary termination without cause or retirement (as defined in the 2023 Plan) prior to the current incentive award payout date will not be eligible for an award. Participants who terminate employment due to retirement or involuntary termination (other than for cause) after the current incentive award payout date but before completion of the payment of all corresponding deferred incentive award installments shall receive such deferred incentive award installment payments at the same time as such payments are made to plan participants who are current Bank employees. Participants who otherwise resign employment before the completion of the payment of all corresponding deferred incentive award installments shall not receive payment of such installments. In the event of a participant’s employment termination due to death or disability, the participant shall receive payout of deferred award installments. Any participant who is terminated by the Bank for cause (as defined in the 2023 Plan) shall not receive payment of unpaid deferred incentive award installments. Finally, the plan provides for vesting of deferred award installments in the event of a Change in Control. See Exhibit 10.13 to the 2022 Form 10-K for the full terms of the 2023 Plan.

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

2024 Executive Officer Incentive Compensation Plan (2024 Plan). The 2024 Plan is materially the same as the 2023 Plan noted above with the same performance requirements, clawback mechanism and award eligibility levels. Following December 31, 2024, the Board will evaluate performance against the incentive goals set forth under the Grants of Plan-Based Awards table applicable to awards granted for 2024 and determine the total incentive award (if any) based on that performance. The total incentive award will be divided into two parts: (1) a current incentive award; and (2) a deferred incentive award, payable in installments. The following table illustrates how the 2024 current awards and deferred incentive award installments would be paid under the 2024 Plan:

Payment	Description	Payment Year*
Current Incentive Award	50% of total award	2025
Deferred Incentive Award installment	Up to 33 1/3% of deferred incentive award	2026
Deferred Incentive Award installment	Up to 33 1/3% of deferred incentive award	2027
Deferred Incentive Award installment	Up to 33 1/3% of deferred incentive award	2028
* Payment, if any, will be made no later than March 15 in the year indicated.

Payment of each deferred incentive award installment under the 2024 Plan is contingent on the Bank continuing to meet certain Bank performance criteria and the participant meeting his or her requirements described below. The amount of the deferred incentive award payout opportunity is set forth in the Grants of Plan-Based Awards table. See “Stated Bank Performance Criteria, 2024” under Grants of Plan-Based Awards table for details regarding the Bank performance criteria.

Participant Requirements of Continued Employment and Satisfactory Performance. These terms in the 2024 Plan are the same as set forth in the 2023 Plan described above. See Exhibit 10.13 to this Form 10-K for the full terms of the 2024 Plan.

Additional Incentives for Other Executives

From time to time, the CEO has recommended for the other Executives, and the Board has approved, additional incentive awards in connection with specific projects or other objectives of a unique, challenging, and time-sensitive nature. No such additional incentive awards were granted for any of the other Executives in 2023.

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
•Business club membership; and
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

•Employees hired on or after January 1, 2019 are not eligible to participate in the Pentegra Defined Benefit Plan and will not accrue benefits. For all employees hired prior to January 1, 2019, benefits will continue to accrue. If an employee was terminated prior to January 1, 2019 and then is subsequently re-hired on or after January 1, 2019, he/she is not eligible to re-join the Pentegra Defined Benefit Plan. The CEO and other Named Executives hired prior to January 1, 2019 and are not impacted by this change in benefits.

The CEO and other Named Executive Officers hired prior to Jan 1, 2019 also participate in a Supplemental Executive Retirement Plan (SERP). The SERP provides the CEO and other Executives with a retirement benefit that the Bank is unable to offer under the Pentegra Defined Benefit Plan due to Internal Revenue Code (IRC) and Pentegra Defined Benefit Plan limitations, including the IRC limitations on qualified pension plan benefits for employees earning cash compensation of at least $330,000 for 2023.

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

For all employees hired on or after January 1, 2019, the Bank will also contribute under the Thrift Plan an amount equal to 4% of total eligible earnings annually if the following eligibility requirements are met: (1) employed on December 31; and (2) completed 1,000 hours of service during the plan year. This contribution vests after 3 years of service. The CEO and other Named Executive Officers hired prior to January 1, 2019 are not impacted.

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

The terms of the Supplemental Thrift Plan generally provide for distributions upon termination of employment with the Bank, in the event of the death of the employee or upon disability, at the discretion of the Human Resources Committee, and in accordance with applicable IRC and other applicable requirements. Payment options under the Supplemental Thrift Plan include a lump-sum payment and annual installments for up to 10 years. No loans are permitted from the Supplemental Thrift Plan.

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

For executives hired after January 1, 2019 any amount of the Bank’s annual 4% of base salary elective contribution to the Thrift Plan that cannot be contributed by the Bank to the Thrift Plan is credited to the Supplemental Thrift Plan. The Bank makes an additional, annual, elective contribution to the Supplemental Thrift Plan that is a percentage of their base salary and current incentive.

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

See Exhibit 10.9.1 to the Bank’s second quarter 2016 Form 10-Q for details regarding the change-in-control agreements. For those executives hired after January 1, 2019, their respective CIC agreements include the above non-CEO terms, except that, instead of the qualified and nonqualified retirement plan age and years of service payments, each executive will receive a payment equal to 2 times the percentage of the sum of base salary and current incentive that the Bank contributes each year to the Supplemental Thrift Plan for the executive as the executive’s additional nonqualified plan benefit.

Compensation Committee Interlocks and Insider Participation

During 2023, the following directors served on the Bank’s Human Resources Committee: Mr. Brendan J. McGill, Chair, Ms. Jeane M. Vidoni, Vice Chair, Mr. Romulo L. Diaz, and Mr. Joseph W. Major. No member of the Bank’s Human Resources Committee has at any time been an officer or employee of the Bank. None of the Bank’s executive officers have served, or are serving, on the Board of Directors or the compensation committee of any entity whose executive officers served on the Bank’s Human Resources Committee or Board of Directors. With respect to related party transactions, if any, and the independence of the Directors serving on the Human Resources Committee during 2023, see Item 13. Certain Relationships and Related Transactions and Director Independence of this Form 10-K.

Compensation Committee Report

The Human Resources Committee has reviewed and discussed the CD&A with management. Based on that review and discussion, the Human Resources Committee has recommended to the Board that the CD&A be included in the Bank’s 2023 Form 10-K.

The Human Resources Committee of the Board of Directors:

Ms. Jeane M. Vidoni, Chair
Mr. Romulo L. Diaz, Jr., Esq., Vice Chair
Ms. Sheryl Jordan
Mr. Joseph W. Major

Summary Compensation Table (SCT)

Name and Principal Position	Year	Salary	Bonus	Non-Equity Incentive Plan Compensation	Change in Pension Value and Nonqualified Deferred Compensation (7)	All Other Compensation	Total
Winthrop Watson (1) President and CEO	2023	$1,039,302	$—	$1,011,308	$323,000	$92,806	$2,466,416
	2022	971,311	—	944,860	—	78,777	1,994,948
	2021	925,058	—	817,444	198,000	86,015	2,026,517
David G. Paulson (2) Chief Operating Officer	2023	$556,133	$—	$464,591	$272,000	$61,312	$1,354,036
	2022	519,750	—	427,494	—	44,055	991,299
	2021	495,000	—	362,114	128,000	45,739	1,030,853
John P. Cassidy (3) Chief Technology and Operations Officer	2023	$511,193	$—	$401,330	$595,000	$46,884	$1,554,407
	2022	477,750	—	362,862	—	40,337	880,949
	2021	455,000	—	295,015	337,000	41,737	1,128,752
Julie F. Spiker (4) General Counsel & Corporate Secretary	2023	$428,414	$—	$291,473	$701,000	$25,722	$1,446,609
	2022	396,680	—	238,335	—	23,819	658,834
	2021	376,000	—	166,702	414,000	22,580	979,282
Mark S. Evanco (5) Chief Business Development & Strategy Officer	2023	$336,277	$—	$213,152	$152,000	$26,564	$727,993
Edward V. Weller (6) Chief Financial Officer	2023	$324,250	$—	$159,806	$164,000	$25,492	$673,548

Notes:
(1) For 2023, Mr. Watson’s non-equity incentive plan compensation was the incentive plan described above and was based on the 2023 performance against goals as set forth below as well as deferred incentive earned in 2023 under the 2020, 2021, and 2022 Executive Officer Incentive Compensation Plans. All other compensation included employer contributions to defined contribution plans of $90,933 and the remainder is insurance premium contributions. For 2022, Mr. Watson’s non-equity incentive plan compensation was the incentive plan described in the Bank’s 2022 Form 10-K as well as deferred incentive earned in the 2019, 2020, and 2021 Executive Officer Incentive Compensation Plans. All other compensation included employer contributions to defined contribution plans of $76,569 and the remainder is insurance premium contributions. For 2021, Mr. Watson’s non-equity incentive plan compensation was the incentive plan described in the Bank’s 2021 Form 10-K as well as deferred incentive earned in the 2018, 2019, and 2020 Executive Officer Incentive Compensation Plans. All other compensation included employer contributions to defined contribution plans of $80,690 and the remainder is insurance premium contributions.

(2) For 2023, Mr. Paulson’s non-equity incentive plan compensation was the incentive plan described above and was based on the 2023 performance against goals as set forth below as well as deferred incentive earned in 2023 under the 2020, 2021, and 2022 Executive Officer Incentive Compensation Plans. All other compensation included employer contributions to defined contribution plans of $46,441, Club Membership initiation fee of $10,000 and the remainder is insurance premium contributions. For 2022, Mr. Paulson’s non-equity incentive plan compensation was the incentive plan described in the Bank’s 2022 Form 10-K as well as deferred incentive earned in the 2019, 2020, and 2021 Executive Officer Incentive Compensation Plans. All other compensation included employer contributions to defined contribution plans of $39,583 and the remainder is insurance premium contributions. For 2021, Mr. Paulson’s non-equity incentive plan compensation was the incentive plan described in the Bank’s 2021 Form 10-K as well as deferred incentive earned in the 2018, 2019, and 2020 Executive Officer Incentive Compensation Plans. All other compensation included employer contributions to defined contribution plans of $41,500 and the remainder is insurance premium contributions.

(3) For 2023, Mr. Cassidy’s non-equity incentive plan compensation was the incentive plan described above and was based on the 2023 performance against goals as set forth below as well as deferred incentive earned in 2023 under the 2020, 2021, and 2022 Executive Officer Incentive Compensation Plans. All other compensation included employer contributions to defined contribution plans of $41,972 and the remainder is insurance premium contributions. For 2022, Mr. Cassidy’s non-equity incentive plan compensation was the incentive plan described in the Bank’s 2022 Form 10-K as well as deferred incentive earned in the 2019, 2020, and 2021 Executive Officer Incentive Compensation Plans. All other compensation included employer contributions to defined contribution plans of $35,920 and the remainder is insurance premium contributions. For 2021, Mr. Cassidy’s non-equity incentive plan compensation was the incentive plan described in the Bank’s 2021 Form 10-K as well as deferred incentive earned in the 2018, 2019, and 2020 Executive Officer Incentive Compensation Plans. All other compensation included employer contributions to defined contribution plans of $37,464 and the remainder is insurance premium contributions.

(4) For 2023, Ms. Spiker’s non-equity incentive plan compensation was the incentive plan described above and was based on the 2023 performance against goals as set forth below as well as deferred incentive earned in 2023 under the 2020, 2021, and 2022 Executive Officer Incentive Compensation Plans. All other compensation included employer contributions to defined contribution plans of $25,706 and the remainder is insurance premium contributions. For 2022, Ms. Spiker’s non-equity incentive plan compensation was the incentive plan described in the Bank’s 2022 Form 10-K as well as deferred incentive earned in 2022 under the 2019 Key Employee Incentive Plans, and 2020, and 2021 Executive Officer Incentive Compensation Plan. All other compensation included employer contributions to defined contribution plans of $23,802 and the remainder is insurance premium contributions. For 2021, Ms. Spiker’s non-equity incentive plan compensation was the incentive plan described in the Bank’s 2021 Form 10-K as well as deferred incentive earned in 2021 under the 2018 and 2019 Key Employee Incentive Plans, and 2020 Executive Officer Incentive Compensation Plan. All other compensation included employer contributions to defined contribution plans of $22,561 and the remainder is insurance premium contributions. Note that Ms. Spiker resigned employment with the Bank, effective February 9, 2024. Ms. Spiker is eligible for certain compensation and benefits as a Bank retiree.

(5) For 2023, Mr. Evanco’s non-equity incentive plan compensation was the incentive plan described above and was based on the 2023 performance against goals as set forth below as well as deferred incentive earned in 2023 under the 2020, 2021, and 2022 Executive Officer Incentive Compensation Plans. All other compensation included employer contributions to defined contribution plans of $26,548 and the remainder is insurance premium contributions.

(6) For 2023, Mr. Weller’s non-equity incentive plan compensation was the incentive plan described above and was based on the 2023 performance against goals as set forth below as well as deferred incentive earned in 2023 under the 2020, 2021, and 2022 Executive Officer Incentive Compensation Plans. All other compensation included employer contributions to defined contribution plans of $25,476 and the remainder is insurance premium contributions.

(7) The change in pension value is the sum of the change in the Pentegra Defined Benefit Plan and the change in the SERP as described below. No amount of above market earnings on nonqualified deferred compensation is reported because above market rates are not possible under the Supplemental Thrift Plan, the only such plan that the Bank offers. During 2022, for Mr. Watson, Mr. Paulson, Mr. Cassidy, and Ms. Spiker, the increase in interest rate for fiscal 2022 drove the change in pension value for such year to be negative (-$173,000, - $243,000, -$504,000, and -$587,000, respectively). In accordance with SEC disclosure requirements, these negative amounts are not included in this table.

CEO Pay Ratio

Consistent with SEC rules, the Bank is providing the following information regarding the relationship of the annual compensation of the Bank’s employees and the annual total compensation of the Bank’s CEO. For the year ended December 31, 2023, the annual total compensation of the CEO, as reported in the SCT above was $2,466,416 and the median of the annual total compensation of all of the Bank’s employees (not including the CEO), calculated as described below, was $175,452. Based on this information, the ratio of the annual total compensation of the CEO to the median of the annual total compensation of all employees (not including the CEO), was 14.1 to 1.

To identify the median of the annual total compensation of all of the Bank’s employees, as well as to determine the annual total compensation of the Bank’s median employee, the Bank took the following steps. First, the Bank determined that, as of December 1, 2023, the Bank’s employee population consisted of 253 individuals (not including the CEO), all located in the United States. This population consisted of full-time, part-time and temporary employees. The Bank selected December 1, 2023 for purposes of identifying its median employee as such date provided the Bank with adequate time to gather data regarding its employees.

Second, the Bank identified the median employee by comparing the amount of salary or wages, as applicable (including overtime), and cash incentive awards as reflected in the Bank’s payroll records for the entire fiscal year ending December 31, 2023 for each of the employees (not including the CEO) who were employed by the Bank on December 1, 2023, and ranking such compensation for all such employees from lowest to highest. In making this determination, the Bank annualized the salary or wages, as applicable (excluding overtime which was a nominal amount and not readily estimable due to fluctuations), of 36 employees who were hired in 2023 but did not work for the Bank for the entire year. The cash incentive awards forming a part of the calculation to identify the median employee were paid to employees in 2023 for the 2022 performance year in accordance with the Bank’s employee and executive incentive plans. The Bank determined this approach to be an appropriate measure for purposes of identifying its median employee. As a result of a change in the Bank’s employee population during 2023, the Bank performed the above calculation to identify the median employee for the year ending December 31, 2023, rather than use the same median employee identified in the Bank’s 2022 Form 10-K for the year ending December 31, 2022.

For any employee not eligible to receive the cash incentive awards paid during 2023 for the 2022 performance year, the Bank estimated the cash incentive award such employee would have received had the employee been employed the entire plan year. The estimated incentive was determined using the newly hired employees’ base salary and their incentive compensation opportunity level based on (1) the Bank’s performance as it relates to the 2022 Bankwide goals (refer to these goals in Exhibit

10.13 in the Bank’s 2022 Form 10-K) and (2) the incentive compensation payouts in 2023 for similar positions in their respective departments.

The above described compensation measure used to identify the median employee was applied consistently to all employees included in the calculation. The Bank determined this compensation measure reasonably reflects the annual compensation of all Bank employees as required by SEC rules.

Finally, after determining the median employee as set forth above, the annual total compensation for the median employee of $175,452 was then calculated in the same manner as shown for the CEO in the SCT. The annual total compensation amount of the median employee includes among other things, amounts attributable to the change in pension value, which varies among employees based upon their tenure at the Bank. All other compensation includes employer contributions to defined contribution plans and insurance premium contributions. The above is a reasonable estimate, prepared under applicable SEC rules, of the ratio of the annual total compensation of the CEO to the median of the annual total compensation of all of the Bank’s employees.

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

A.Optimize member use of core products by year-end 2023. Core products include: Advances, MPF, letters of credit, safekeeping and five community investment products (Affordable Housing Program, Community Lending Program, Banking On Business, First Front Door, and Home4Good) (35% weighting);
B.Profitability as measured by adjusted earnings relative to GAAP capital in excess of the full-year average Federal funds rate within identified risk parameters (35% weighting);
C.Key risk indicator (KRI) performance of 11 KRIs over 12 months (10% weighting);
D.Diversity, equity, and inclusion select metrics around workforce and marketplace (10% weighting); and
E.Cloud technology migration objectives as measured by four critical strategic milestones (10% weighting).

Adjusted earnings referenced above are quantified in the table below.

(in thousands)
2023 GAAP net income	$581,589
Adjustments:
Advance prepayment fees	$(107)
Mortgage delivery commitments	641
Earnings at risk (EaR) and unrealized gain/loss on securities	2,158
Derivative ineffectiveness	1,970
Budgeted Voluntary Housing Grant	3,000
Subtotal - adjustments	$7,662
AHP	(766)
Adjusted earnings (non-GAAP)	$588,485

The table below includes the performance goal, weighting, achievement levels, and payout percentages for the NEOs per the terms of the 2023 Plan.

		To Achieve:				Payout (2)
Goal (1)	Weighting	Threshold Payout	Target Payout	Maximum Payout	2023 Results	CEO	COO	CTOO	Other NEOs
A	35%	745	775	830	859	35.0%	29.8%	28.0%	24.5%
B	35%	360	433	505	574	35.0%	29.8%	28.0%	24.5%
C	10%	110	119	128	122	8.3%	7.5%	7.0%	6.0%
D	10%	1 of 3	2 of 3	3 of 3	3	10.0%	8.5%	8.0%	7.0%
E	10%	2 of 4	3 of 4	4 of 4	4	10.0%	8.5%	8.0%	7.0%
Total Payout						98.3%	84.0%	79.0%	69.0%
Notes:
(1) Refer to the incentive goal scorecard attached to the 2023 Plan which is Exhibit 10.13 to the Bank’s 2022 Form 10-K.
(2) For performance achievement between threshold and target or target and maximum, the 2023 Plan provides for interpolation to determine the incentive compensation payout. To calculate payout for achievement between target and maximum, linear interpolation was used.

Named Executive Officer	Salary on which incentive is based (1)	Maximum incentive payout % potential	Maximum incentive payout potential $ (2)	2023 actual incentive payout (A)	2022 deferred incentive $ (B)	2021 deferred incentive $ (C)	2020 deferred incentive $ (D)	Total incentive payout (3)
Winthrop Watson	$1,039,302	100%	$1,039,302	$510,990	$198,422	$127,003	$174,894	$1,011,308
David G. Paulson	$556,133	85%	$472,713	$233,576	$90,776	$58,307	$81,933	$464,591
John P. Cassidy	$511,193	80%	$408,954	$201,921	$78,464	$50,372	$70,572	$401,330
Julie F. Spiker	$428,414	70%	$299,890	$147,803	$56,885	$36,300	$50,486	$291,473
Mark S. Evanco	$336,277	70%	$235,394	$116,016	$44,241	$36,462	$16,434	$213,152
Edward V. Weller	$324,250	70%	$226,975	$111,866	$18,795	$14,101	$15,044	$159,806
Notes:
(1) Base salary in effect on December 31, 2023 used to calculate payouts.
(2) NEOs will be paid 50% of the incentive payout for 2023 in 2024 (see column A) and the remaining amount will be deferred and contingently payable in 2025, 2026 and 2027.
(3) Total incentive payout includes the sum of columns (A) (B) (C) and (D). As noted below, if both of the Stated Bank Performance Criteria are met in the preceding year, deferred incentive payments will be at 125% of the deferred amount.

The following table illustrates for each participant the maximum amount of unpaid deferred installments as of December 31, 2023 distributable under the 2020, 2021, 2022 and 2023 plans.

Name and Principal Position	Amount Distributable in 2024	Amount Distributable in 2025	Amount Distributable in 2026	Amount Distributable in 2027	Total (1)
Winthrop Watson President and CEO	$500,318	$538,337	$411,334	$212,913	$1,662,902
David G. Paulson Chief Operating Officer	$231,015	$246,406	$188,099	$97,323	$762,844
John P. Cassidy Chief Technology and Operations Officer	$199,408	$212,970	$162,598	$84,134	$659,110
Julie F. Spiker General Counsel & Corporate Secretary	$143,671	$154,769	$118,470	$61,585	$478,494
Mark S. Evanco Chief Business Development & Strategy Officer	$97,137	$129,043	$92,581	$48,340	$367,100
Edward V. Weller Chief Financial Officer	$47,940	$79,506	$65,406	$46,611	$239,463
Notes:
(1) Based on the provisions of the 2020, 2021, 2022 and 2023 Executive Officer Incentive Compensation Plans, the deferral amount from the 2020, 2021, 2022 and 2023 plan years includes a 25% increase since the deferral criteria were assumed to have been met at the maximum level payout.

Change in Pension Value

The Pentegra Defined Benefit Plan provides a benefit of 2.00% of a participant's highest 3-year average earnings, multiplied by the participant's years of benefit service for employees hired prior to January 1, 2008; or 1.50% of a participant's highest 5-year average earnings, multiplied by the participant's years of benefit service for employees hired on or after January 1, 2008. Earnings are defined as base salary as in effect for each month of such year. Earnings are subject to an annual IRS limit of $330,000 for 2023. Annual benefits provided under the Pentegra Defined Benefit Plan also are subject to IRS limits, which vary by age and benefit payment type. As noted above, employees hired on or after January 1, 2019 are not eligible to participate in the Pentegra Defined Benefit Plan and will not accrue benefits.

The participant's accrued benefits are calculated as of December 31, 2023 and December 31, 2022. The present value is calculated using the accrued benefit at each date multiplied by a present value factor based on an assumed age 65 retirement date. As of December 31, 2023, 55% of the benefit is valued using the PRI-2012 mortality table for white collar workers (with mortality improvement scale MP-2021) and 45% of the benefit is valued using the IRS Applicable Mortality table for lump sums projected to 2023. As of December 31, 2022, 55% of the benefit is valued using the PRI-2012 mortality table for white collar workers (with mortality improvement scale MP-2021) and 45% of the benefit is valued using the IRS Applicable Mortality table for lump sums projected to 2022. The interest rates used are 4.83% as of December 31, 2023 and 5.02% as of December 31, 2023. The difference between the present value of the December 31, 2023 accrued benefit and the present value of the December 31, 2022 accrued benefit is the “change in pension value” for the Pentegra Defined Benefit Plan.

The SERP provides benefits under the same terms and conditions as the Pentegra Defined Benefit Plan, except earnings are defined as base salary as in effect for each month of such year plus incentive compensation. Also, the SERP does not limit annual earnings or benefits. Benefits provided under the Pentegra Defined Benefit Plan are an offset to the benefits provided under the SERP. The participants' benefits are calculated as of December 31, 2023 and December 31, 2022. The present value is calculated by multiplying the benefits accrued at each date by a present value factor based on an assumed age 65 retirement date. As of December 31, 2023, the benefit is valued using the PRI-2012 mortality table for white collar workers (with mortality improvement scale MP-2021). As of December 31, 2022, the benefit is valued using the PRI-2012 mortality table for white collar workers (with mortality improvement scale MP-2021). As of December 31, 2023, the benefit is valued using an interest rate of 4.83% for the age 65 present value factor and then the age 65 present value factor is discounted back to current age using an interest rate of 4.50%. As of December 31, 2022, the benefit is valued using an interest rate of 5.02% for the age 65 present value factor and then the age 65 present value factor is discounted back to current age using an interest rate of 4.75%. The difference between the present value of the December 31, 2023 accrued benefit and the present value of the December 31, 2022 accrued benefit is the “change in pension value” for the SERP.

The total change in pension value is the sum of the change in the Pentegra Defined Benefit Plan and the change in the SERP.

Grants of Plan-Based Awards

The following table is based on salary as of December 31, 2023 and shows the value of non-equity incentive plan awards granted to the CEO and other Executives in 2023 or future periods, as applicable. Note that these amounts are based on the potential awards available under the terms of the 2023 Plan, not actual performance. Actual performance under the 2023 Plan is as reflected in the SCT and in the detailed incentive award tables set forth below the SCT.

2023 Grants

			Estimated Future Payouts under Non-Equity Incentive Plan Awards (1)
Name and Principal Position		Performance Achieved in 2023	Amount Payable 2024	Amount Payable 2025	Amount Payable 2026	Amount Payable 2027
		Total Opportunity	50% Payout	Deferred Amount	Deferred Amount	Deferred Amount
Winthrop Watson President and CEO	Threshold	$623,582	$311,791	$129,913	$129,913	$129,913
	Target	$779,477	$389,739	$162,391	$162,391	$162,391
	Max	$1,039,303	$519,651	$216,521	$216,521	$216,521
David G. Paulson Chief Operating Officer	Threshold	$305,873	$152,936	$63,724	$63,724	$63,724
	Target	$389,293	$194,646	$81,103	$81,103	$81,103
	Max	$472,713	$236,356	$98,482	$98,482	$98,482
John P. Cassidy Chief Information Technology and Operation	Threshold	$255,596	$127,798	$53,249	$53,249	$53,249
	Target	$332,275	$166,138	$69,224	$69,224	$69,224
	Max	$408,954	$204,477	$85,199	$85,199	$85,199
Julie F. Spiker (2) General Counsel & Corporate Secretary	Threshold	$171,366	$85,683	$35,701	$35,701	$35,701
	Target	$235,628	$117,814	$49,089	$49,089	$49,089
	Max	$299,890	$149,945	$62,477	$62,477	$62,477
Mark S. Evanco Chief Business Development & Strategy Officer	Threshold	$134,511	$67,255	$28,023	$28,023	$28,023
	Target	$184,952	$92,476	$38,532	$38,532	$38,532
	Max	$235,394	$117,697	$49,040	$49,040	$49,040
Edward V. Weller Chief Financial Officer	Threshold	$129,700	$64,850	$27,021	$27,021	$27,021
	Target	$178,338	$89,169	$37,154	$37,154	$37,154
	Max	$226,975	$113,488	$47,286	$47,286	$47,286
Notes:
(1) As described above in the 2023 Plan, payment of each deferred incentive award installment is contingent on the participant meeting the required criteria and the Bank meeting the Stated Bank Performance Criteria described below. For the 2023 Plan, the first year payout is 50% of the award amount and then 33 1/3% of the remaining 50% in each deferral installment over the next three years based on whether or not the stated payment criteria were met. The deferred amount shown for each of the years 2025, 2026 and 2027 is 125% of the maximum deferred amount if both MV/CS and retained earnings levels are maintained, which we have assumed are met in each year for purposes of this calculation.
(2) Ms. Spiker retired from the Bank, effective February 9, 2024. As Ms. Spiker is a retiree under the Bank’s 2024 Plan, she is eligible to receive the above future payments at the same time, and in the same manner, that such payments are made to the CEO and other Executives.

Stated Bank Performance Criteria, 2023. Payment of each deferred incentive award installment in 2025, 2026 and 2027 related to December 31, 2023 incentive is contingent on the Bank continuing to meet the following stated Bank performance criteria as well as being contingent on the participant continuing to meet his/her requirements. In no event shall the aggregate amount of any current incentive award and deferred incentive award installments paid to a participant in any payment year exceed 100% of the participant's base salary.

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

2024 Grants

			Estimated Future Payouts under Non-Equity Incentive Plan Awards (1)
Name and Principal Position		Performance Achieved in 2024	Amount Payable 2025	Amount Payable 2026	Amount Payable 2027	Amount Payable 2028
		Total Opportunity	50% Payout	Deferred Amount	Deferred Amount	Deferred Amount
Winthrop Watson President and CEO	Threshold	$642,289	$321,144
	Target	$802,861	$401,430
	Max	$1,070,481	$535,241	$223,017	$223,017	$223,017
David G. Paulson Chief Operating Officer	Threshold	$315,049	$157,525
	Target	$400,972	$200,486
	Max	$486,894	$243,447	$101,436	$101,436	$101,436
John P. Cassidy Chief Information Technology and Operation	Threshold	$262,625	$131,313
	Target	$341,413	$170,706
	Max	$420,200	$210,100	$87,542	$87,542	$87,542
Julie F. Spiker (2) General Counsel & Corporate Secretary	Threshold	$178,220	$89,110
	Target	$245,053	$122,527
	Max	$311,886	$155,943	$64,976	$64,976	$64,976
Mark S. Evanco Chief Business Development & Strategy Officer	Threshold	$138,546	$69,273
	Target	$190,501	$95,250
	Max	$242,456	$121,228	$50,512	$50,512	$50,512
Edward V. Weller Chief Financial Officer	Threshold	$140,076	$70,038
	Target	$192,605	$96,302
	Max	$245,133	$122,567	$51,069	$51,069	$51,069

Notes:
(1) As described above in the 2024 Plan, payment of each deferred incentive award installment is contingent on the participant meeting the required criteria and the Bank meeting the Stated Bank Performance Criteria described below. For the 2024 Plan, the first year payout is 50% of the award amount and then 33 1/3% of the remaining 50% in each deferral installment over the next three years based on whether or not the stated payment criteria were met. The deferred amount shown for each of the years 2026, 2027, and 2028 is 125% of the maximum deferred amount if both MV/CS and retained earnings levels are maintained, which we have assumed is met in each year for purposes of this calculation.

(2) Ms. Spiker retired from the Bank, effective February 9, 2024. As Ms. Spiker is a retiree under the Bank’s 2024 Plan, she is eligible to receive future payments, calculated in accordance with the short term length of her service at the Bank during 2024, at the same time and in the same manner, that such payments are made to the CEO and other Executives.

Estimated future payouts presented above were calculated based on the executives' base salary as of January 1, 2024. The actual amount of the payout will be based on the executives' base salary at December 31, 2024.

Under the 2024 Plan, the actual annual award opportunity for January 1, 2024, through December 31, 2024, and payouts are based on a percentage of the executive's base salary as of December 31, 2024. Each goal includes performance measures at threshold, target and maximum. The proposed performance goals and total weighting for each goal for the CEO and other Executives are as follows and pending non-objection from the Finance Agency.

•Optimize member use of core products by year-end 2024. Core products include: Advances, MPF, letters of credit, safekeeping (20% weighting);
•Optimize member use of community products by year-end 2024. Community products include: Affordable Housing Program/Voluntary Housing Grant, Community Lending Program, Banking On Business/Banking On Business Inclusion and Equity fund, and First Front Door/Keys to Equity fund (20% weighting);
•Community Investment Project. Launch and execute new First Front Door/Keys to Equity fund product (10% weighting);
•Profitability as measured by adjusted earnings relative to total GAAP capital in excess of full year average Federal funds rate within identified risk parameters (30% weighting);
•Diversity, equity, and inclusion select metrics around workforce and marketplace (10% weighting); and
•Technology and Resiliency objectives as measured by four critical strategic milestones (10% weighting).

Adjusted earnings and other measures referenced above are as defined in the 2024 Plan. See Exhibit 10.13 to this Form 10-K.

Stated Bank Performance Criteria, 2024. Payment of each deferred incentive award installment in 2026, 2027, and 2028 related to December 31, 2024 is contingent on the Bank continuing to meet the stated Bank performance criteria as well as being contingent on the participant continuing to meet his/her requirements. In no event shall the aggregate amount of any current incentive award and deferred incentive award installments paid to a participant in any payment year exceed 100% of the participant's base salary.

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

Pension Benefits

Name and Principal Position	Plan Name	Number of Years Credited Service	Present Value of Accumulated Benefit	Payments During Last Fiscal Year
Winthrop Watson President and CEO	Pentegra Defined Benefit Plan	13.58	$707,000	$—
	SERP	14.08	$2,835,000	$—
David G. Paulson Chief Operating Officer	Pentegra Defined Benefit Plan	13.25	$578,000	$—
	SERP	13.75	$905,000	$—
John P. Cassidy Chief Technology and Operations Officer	Pentegra Defined Benefit Plan	23.75	$1,579,000	$—
	SERP	24.25	$2,125,000	$—
Julie F. Spiker (1) General Counsel & Corporate Secretary	Pentegra Defined Benefit Plan	34.17	$2,410,000	$—
	SERP	28.83	$1,595,000	$—
Mark S. Evanco Chief Business Development & Strategy Officer	Pentegra Defined Benefit Plan	9.00	$407,000	$—
	SERP	9.50	$207,000	$—
Edward V. Weller Chief Financial Officer	Pentegra Defined Benefit Plan	11.67	$481,000	$—
	SERP	12.17	$251,000	$—
Notes:
(1) Ms. Spiker retired from the Bank, effective February 9, 2024. As Ms. Spiker is a retiree under the SERP, she is eligible to receive payments in accordance with her payment elections, with such payments commencing in 2024.

The description of the Pentegra Defined Benefit Plan contained in the Summary Plan Description for the Financial Institutions Retirement Fund and the description of the SERP contained in the Supplemental Executive Retirement Plan are included as Exhibit 10.5 to this Form 10-K and Exhibit 10.5.2 to the Bank’s First Quarter 2015 Form 10-Q. See “Qualified and Non-Qualified Defined Benefit Plans” under “Compensation Discussion and Analysis” in this Item for the different purposes for each plan.

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

Normal Retirement: Upon termination of employment at or after age 65 where an executive has met the vesting requirement of completing 5 years of employment, an executive hired prior to January 1, 2008 is entitled to a normal retirement benefit under the Pentegra Defined Benefit Plan equal to: 2% of his/her highest three-year average salary multiplied by his/her years' of benefit service. Under the SERP normal retirement benefit, the executive also would receive 2% of his/her highest three-year average incentive payment (as defined in the SERP) for such same three-year period multiplied by his/her years of benefit service. An executive hired on or after January 1, 2008 is entitled to a normal retirement benefit under the Pentegra Defined Benefit Plan equal to: 1.5% of his/her highest five-year average salary multiplied by his/her years of benefit service. Under the SERP normal retirement benefit, the executive also would receive 1.5% of his/her highest five-year average incentive payment (as defined in the SERP) for such same five-year period multiplied by his/her years of benefit service. At December 31, 2023, Mr. Watson was eligible for normal retirement benefits.

Early Retirement: Upon termination of employment prior to age 65, executives meeting the 5 year vesting and age 45 (age 55 if hired on or after January 1, 2008) early retirement eligibility criteria are entitled to an early retirement benefit. The early retirement benefit amount, for those hired prior to January 1, 2008, is calculated by taking the normal retirement benefit amount and reducing it by 3% times the difference between the age of the early retiree and age 65. For example, if an individual retires at age 61, the early retirement benefit amount would be 88% of the normal retirement benefit amount, a total reduction of 12%. The early retirement benefit amount, for those hired after January 1, 2008, is calculated by taking the normal retirement benefit amount and reducing it by 4% (for ages 55 through 59) and 6% (for ages 60 through 64) times the difference between the age of the early retiree and age 65. At December 31, 2023, Mr. Paulson, Mr. Cassidy, Ms. Spiker, Mr. Evanco and Mr. Weller were eligible for early retirement benefits.
Non-Qualified Deferred Compensation

Name and Principal Position	Executive Contributions in 2023	Registrant Contributions in 2023	Aggregate Earnings (Losses) in 2023	Aggregate Withdrawals/Distributions	Aggregate Balance at December 31, 2023
Winthrop Watson (1) President and CEO	$369,427	$71,133	$1,047,098	$—	$7,917,771
David G. Paulson (2) Chief Operating Officer	$185,123	$39,489	$160,429	$—	$1,883,934
John P. Cassidy (3) Chief Technology and Operations Officer	$188,371	$22,801	$303,694	$—	$2,085,539
Julie Spiker General Counsel & Corporate Secretary	$54,618	$17,137	$40,418	$—	$339,028
Mark S. Evanco (5) Chief Business Development & Strategy Officer	$118,568	$18,982	$29,019	$—	$257,662
Edward V. Weller Chief Financial Officer	$46,632	$18,475	$19,048	$—	$209,915
Notes:
(1) For Mr. Watson, balance as of December 31, 2023 includes further deferral of deferred incentive compensation of $234,324 and applicable investment earnings of $155,791.
(2) For Mr. Paulson, balance as of December 31, 2023 includes further deferral of deferred incentive compensation of $41,926 and applicable investment earnings of $11,107
(3) For Mr. Cassidy, balance as of December 31, 2023 includes further deferral of deferred incentive compensation of $174,549 and applicable investment earnings of $131,662.
(4) Ms. Spiker retired from the Bank, effective February 9, 2024. As Ms. Spiker is a retiree under the Bank’s Supplemental Thrift Plan, she is eligible to receive payments in accordance with her payment elections, with such payments commencing in 2024.
(5) For Mr. Evanco, balance as of December 31, 2023 includes further deferral of deferred incentive compensation of $67,439 and applicable investment earnings of $15,699.

See descriptions in the Qualified and Nonqualified Defined Contribution Plans section of this Item. A description of the Supplemental Thrift Plan is in Exhibit 10.1 to the Bank’s Second Quarter 2019 Form 10-Q.

Amounts shown as "Executive Contributions in 2023" were deferred and reported as "Salary" and “Non-Equity Incentive Plan Compensation” in the SCT. Amounts shown as "Registrant Contributions in 2023" are reported as "All Other Compensation" in the SCT. Amounts shown as “Aggregate Earnings (Losses) in 2023” have not been reported in the SCT as none of the CEO or other Executives received above-market preferential earnings. All contributions comprising a portion of the “Aggregate Balance at December 31, 2023” were included in the compensation reported in the SCT and in prior years’ Summary Compensation Tables, as applicable.

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

Post-Termination Compensation

The CEO and other Executives would have received the benefits below in accordance with the Bank's severance policy (or in the case of the CEO the terms of his separate agreement, as applicable) if their employment had been severed without cause during 2023.

Post-Termination Compensation - Severance (Excluding Change-In-Control)

Name and Principal Position	Base Salary		Medical Coverage (1)		Executive Outplacement (2)		Total
	Length	Amount	Length	Amount	Length	Amount
Winthrop Watson President and CEO	52 weeks	$1,039,302	52 weeks	$14,647	12 months	$15,000	$1,068,949
David G. Paulson Chief Operating Officer	52 weeks	$556,133	52 weeks	$14,647	12 months	$15,000	$585,780
John P. Cassidy Chief Information Technology and Operations	52 weeks	$511,193	52 weeks	$14,647	12 months	$15,000	$540,840
Julie F. Spiker (3) General Counsel & Corporate Secretary	52 weeks	$428,414	52 weeks	$16,716	12 months	$15,000	$460,130
Mark S. Evanco Chief Business Development & Strategy Officer	36 weeks	$232,807	36 weeks	$11,572	12 months	$15,000	$259,379
Edward V. Weller Chief Financial Officer	48 weeks	$299,308	48 weeks	$15,430	12 months	$15,000	$329,737
Notes:
(1) Additional taxable compensation equivalent to the Bank’s share of medical coverage costs for its active employees.
(2) Estimated cost based on one year of individualized outplacement services with a firm of the Bank's choosing.
(3) Ms. Spiker resigned her employment with the Bank, effective February 9, 2024.

Under the CIC Agreements, in the event of employment termination other than for cause (including constructive discharge) following a change in control event, in place of the severance benefits above, the CEO and other Executives would instead receive the benefits below.

Post-Termination Compensation - Change-In-Control

Name and Principal Position	Base Salary (1)	Potential Incentive Award (2) (7)	Medical Coverage (3)	Outplace- ment Services and Financial Planning (4)	Additional Severance Amount (5)*	Accelerated Deferred Incentive Installment Amount (7)	Severance/ Defined Contribution Match Amount (6)*	Total
Winthrop Watson President and CEO	$3,107,513	$2,330,635	$21,971	$30,000	$1,812,000	$1,662,902	$326,289	$9,291,310
David G. Paulson Chief Operating Officer	$1,112,266	$778,586	$21,971	$30,000	$741,000	$762,844	$113,451	$3,560,118
John P. Cassidy Chief Information Technology and Operations	$1,022,386	$664,551	$21,971	$30,000	$1,759,000	$659,110	$101,216	$4,258,234
Julie F. Spiker (8) General Counsel, Corporate Secretary & Ethics Officer	$856,828	$471,255	$25,073	$30,000	$1,436,000	$478,494	$79,685	$3,377,335
Mark S. Evanco Chief Business Development & Strategy Officer	$672,554	$369,905	$25,073	$30,000	$339,000	$367,100	$62,548	$1,866,180
Edward V. Weller Chief Financial Officer	$648,500	$356,675	$25,073	$30,000	$365,000	$239,463	$60,311	$1,725,022
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
(7) The 2020, 2021, and 2022 Executive Officer Incentive Compensation Plans provide for vesting of the remaining unpaid deferred award installments that correspond to each participant’s 2020, 2021, and 2022 current incentive award. The 2023 Executive Officer Incentive Compensation Plan also provides for vesting of deferred award installments in the event of a Change in Control. As a result, the unpaid deferred award installments for each participant that correspond to the 2023 current incentive award would also be paid out upon a CIC event along with the 2020, 2021, and 2022 Plans’ unpaid deferred installments. This payment is in addition to any current incentive award payout reflected in the SCT. The unpaid deferred installments that would vest for each participant are as set forth above in the deferred installments table. See Exhibit 10.15 to the Bank’s 2019 Form 10-K for the terms of the 2020 Plan. See Exhibit 10.15 to the Bank’s 2020 Form 10-K for the terms of the 2021 Plan. See Exhibit 10.14 to the Bank’s 2021 Form 10-K for the terms of the 2022 Plan. See Exhibit 10.13 to the Bank’s 2022 Form 10-K for the terms of the 2023 Plan.
(8) Ms. Spiker resigned her employment with the Bank, effective February 9, 2024.

DIRECTOR COMPENSATION

The Bank's directors were compensated in accordance with the 2023 Directors’ Compensation Policy (2023 Compensation Policy) as adopted by the Bank's Board. Under the 2023 Compensation Policy, the total annual director fees were paid as a combination of a quarterly retainer fee and per meeting fees. The following table sets forth the maximum fees that Bank directors could earn in 2023.

	Retainer Fees	Meeting Fees	Total
Board Chair	$76,000	$76,000	$152,000
Board Vice Chair	$65,000	$65,000	$130,000
Committee Chair	$65,000	$65,000	$130,000
Director	$60,000	$60,000	$120,000

The 2023 Compensation Policy fee levels were as set forth in Exhibit 10.4.1 to the Bank's 2022 Form 10-K. The Finance Agency has determined that the payment of director compensation is subject to Finance Agency review. Compensation can exceed the guidelines under the 2023 Compensation Policy based on a director assuming additional responsibilities, such as chairing a Committee or Board meeting. The following table sets forth the compensation of the Bank’s director’s for services rendered in 2023.

Name	Fees Earned or Paid in Cash	All Other Compensation	Total Compensation
William C. Marsh (Chair)	$151,996	$17	$152,013
Louise M. Herrle (Vice Chair)	129,992	17	130,009
Barbara Adams	120,000	17	120,017
Pamela C. Asbury	124,576	17	124,593
Thomas Bailey	120,000	17	120,017
Glenn R. Brooks	129,992	17	130,009
Romulo L. Diaz, Jr., Esq.	120,000	17	120,017
James V. Dionise	129,992	17	130,009
Angel L. Helm	129,992	17	130,009
Blanche L. Jackson	120,000	17	120,017
H. Charles Maddy, III	110,000	17	110,017
Joseph Major	120,000	17	120,017
Brendan J. McGill	129,992	17	130,009
Thomas H. Murphy	129,992	17	130,009
Dr. Howard B. Slaughter, Jr.	129,992	17	130,009
Jeane M. Vidoni	129,992	17	130,009
1

"Total Compensation" does not include previously deferred director fees for prior years' service and earnings on such fees for those directors participating in the Bank's nonqualified deferred compensation deferred fees plan for directors. The plan allows directors to defer their fees for the year in total and receive earnings based on returns available under or comparable to certain publicly available mutual funds, including equity funds and money market funds. No Bank matching contributions are made under the plan. Directors who attended all Board and applicable Committee meetings in 2023 received the maximum total fees. In 2023, the Bank had a total of 8 Board meetings and 50 Board Committee meetings. There was one Board Executive Committee meeting in 2023.

"All Other Compensation" for each includes $17 per director annual premium for director travel and accident insurance.

For 2024, the Bank's Board adopted and received non-objection from the Finance Agency on its 2024 Directors' Compensation Policy with the basis for fee payment being a combination of quarterly retainer and per-meeting fees, as was the case under the 2023 Directors’ Compensation Policy. In general, the 2024 Directors’ Compensation Policy provides for total fees for the Chair of $152,000; $140,000 for the Vice Chair; $132,000 for the Audit, Enterprise Risk and Human Resources

Committee Chairs; $130,210 for each other Committee Chairs; and $123,000 for each of the other Directors. See Exhibit 10.3.1 to this Annual Report filed on Form 10-K.

Item 12: Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Generally, the Bank may issue capital stock only to members. As a result, the Bank does not offer any compensation plan under which equity securities of the Bank are authorized for issuance.

Institutions Holding 5% or More of Outstanding Capital Stock
as of February 29, 2024

Name	Address	Capital Stock	% of Total Capital Stock
PNC Bank, N.A. (a)	222 Delaware Avenue Wilmington, Delaware 19899	$1,545,000,000	40.5%
TD Bank, N.A.	2035 Limestone Road Wilmington, Delaware 19808	493,553,400	12.9%
Ally Bank (b)	200 West Civic Centre Drive Sandy, Utah 84070	260,000,000	6.8%
Santander Bank, N.A.	824 North Market Street, Suite 100 Wilmington, Delaware 19801	234,102,100	6.1%
First National Bank of Pennsylvania (c)	166 Main Street, Greenville, Pennsylvania 16125	231,103,200	6.1%
(a) For Bank membership purposes, principal place of business is Pittsburgh, PA.
(b) For Bank membership purposes, principal place of business is Horsham, PA.
(c) For Bank membership purposes, principal place of business is Pittsburgh, PA.

Additionally, due to the fact that a majority of the Board of the Bank is elected from the membership of the Bank, these elected directors are officers and/or directors of member institutions that own the Bank’s capital stock. These institutions are provided in the following table.

Capital Stock Outstanding to Member Institutions
Whose Officers and/or Directors Served as a Director of the Bank
as of February 29, 2024

Name	Address	Capital (1)	% of Total Capital Stock
PNC Bank, N.A.	222 Delaware Avenue Wilmington, Delaware 19899	$1,545,000,000	40.5%
Summit Community Bank, Inc.	300 North Main Street Moorefield, West Virginia 26836	13,628,100	0.4%
Penn Community Bank	3969 Durham Road Doylestown, Pennsylvania 18902	13,120,200	0.3%
NexTier Bank, N.A.	222 Market Street Kittanning, Pennsylvania 16201	10,907,300	0.3%
Brentwood Bank	411 McMurray Road Bethel Park, Pennsylvania 15102	6,333,000	0.2%
Harleysville Bank	271 Main Street Harleysville, Pennsylvania 19438	5,418,500	0.1%
Genworth Life Insurance Company	251 Little Falls Drive Wilmington, Delaware 19808	5,121,400	0.1%
Victory Bank	548 North Lewis Road Limerick, Pennsylvania 19468	2,907,400	*
Stepping Stones Credit Union	603 N Church St Wilmington, Delaware 19801	10,000	*
*Less than 0.1%.
Note:
(1) In accordance with Section 10(c) of the Act and the terms of the Bank’s security agreement with each member, the capital stock held by each member is pledged to the Bank as additional collateral to secure that member’s loans and other indebtedness to the Bank.

Item 13: Certain Relationships and Related Transactions, and Director Independence

Corporate Governance Guidelines

The Bank has adopted corporate governance guidelines titled “Corporate Governance Principles” which are available at www.fhlb-pgh.com by first clicking “About Us”, then selecting “Corporate Governance” from the drop-down menu, and then clicking “Corporate Governance Principles”. The Corporate Governance Principles are also available in print to any member upon written request to the Bank, 601 Grant Street, Pittsburgh, Pennsylvania 15219, Attention: General Counsel. These principles were adopted by the Board of Directors to further the Board of Director’s independence from management in support of the Board of Director’s oversight of management and to help align the interests of the Board of Directors and management align with the interests of the Bank’s members.

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

Related Person Transaction Policy

In addition to the Bank’s Code of Business Conduct which continues to govern potential director and executive officer conflicts of interest, originally effective January 31, 2007, most recently updated effective December 13, 2023, the Bank adopted a written Related Person Transaction Policy. The Policy is subject to annual review and approval and was most recently re-approved by the Board in February 2024. In accordance with the terms of the Policy, the Bank will enter into Related Person Transactions that are not in the ordinary course of Bank business only when the Governance and Public Policy Committee of the Board determines that the Related Person Transaction is in the best interests of the Bank and its investors. Ordinary course of Bank business is defined as providing the Bank’s products and services, including affordable housing products, to member institutions on terms no more favorable than the terms of comparable transactions with similarly situated members. A Related Person Transaction subject to disclosure is a transaction, arrangement or relationship (or a series of transactions, arrangements or relationships) in which the Bank was, is or will be a participant, the amount involved exceeds $60,000 and in which a Related Person had, has or will have a direct or indirect material interest. A Related Person is any director or executive officer of the Bank, any member of their immediate families or any holder of 5 percent or more of the Bank’s outstanding capital stock. A transaction with a company with which a Related Person is associated is deemed pre-approved where the Related Person: (1) serves only as a director of such company; (2) is only an employee (and not an executive officer) of such company; or (3) is the beneficial owner of less than 10 percent of such company’s shares.

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

In 2023, the Bank engaged in Federal funds and interest-bearing deposit transactions with the following related person:

•PNC Bank, N.A., a Bank member holding 5% or more of the Bank’s outstanding capital stock. The largest principal amount of Federal funds outstanding with PNC Bank, N.A. in 2023 was $500 million and the total amount of interest paid on Federal funds was $74,027.78.

Under the terms of the Bank’s Related Person Transaction Policy as most recently approved, the Governance and Public Policy Committee annually reviews previously approved Related Person Transactions to determine whether to authorize any new Related Person Transactions with each Related Person that the Committee has previously approved. Such re-authorization applies solely to new Related Person Transactions with such entity(ies) and does not affect the authorized status of any existing and outstanding Related Person Transactions. In February 2024, the Committee considered the previously approved member/stockholder money market transactions as described above and determined to continue the authorization of new such money market transactions with such entities.

Director Independence

Under the Act, Bank management is not allowed to serve on the Bank’s Board. Consequently, all directors of the Bank are outside directors. As discussed in Item 10. Directors, Executive Officers and Corporate Governance in this Form 10-K, directors are classified under the Act as either being a Member Director or an Independent Director. By statute, the Board cannot expand or reduce the number of directors that serve on the Board. Only the Finance Agency has the authority to determine how many seats exist on the Board, which is currently set at 16. As of February 29, 2024, the Board was comprised of 16 directors: nine Member Directors and seven Independent Directors. Currently, the Board has its full complement of Directors.

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

The Act and Finance Agency Regulations. Following the enactment of the Housing Act amendments to the Act on July 30, 2008, an individual is not eligible to be an Independent Bank director if the individual serves as an officer, employee, or director of any member of the Bank, or of any recipient of loans from the Bank. During 2023 and through February 29, 2024, none of the Bank’s Independent Directors were an officer, employee or director of any member or of any institution that received advances from the Bank.

Effective on enactment of the Housing Act, the FHLBanks are required to comply with the substantive Audit Committee director independence standards under Section 10A(m) of the Exchange Act. Rule 10A-3(b)(ii)(B) implementing Section 10A(m) provides that in order to be considered to be independent, a member of an audit committee may not: a) accept directly or indirectly a compensatory fee (other than from the issuer for service on the Board) or b) be an affiliated person of the issuer, defined as someone who directly or indirectly controls the issuer. The SEC implementing regulations provide that a person will be deemed not to control an issuer if the person does not own directly or indirectly more than 10% of any class of voting equity securities. The existence of this safe harbor does not create a presumption in any way that a person exceeding the ownership requirement controls or is otherwise an affiliate of a specified person. In regard to the Bank and the other FHLBanks, this provision of the Housing Act raises an issue whether a Member Director whose institution is a 10% or greater Bank shareholder could be viewed as an affiliate of the Bank, rendering such Member Director ineligible to serve on the Bank’s Audit Committee. Because of the cooperative structure of the FHLBanks, the limited items on which FHLBank stockholders may vote and the statutory cap limiting the votes that any one member may cast for a director to the state average, it is not clear that the fact that a Member Director’s institution that is a 10% or greater Bank shareholder is an affiliate of the Bank. Nevertheless, none of the Bank’s current Audit Committee members nor those who served during 2023 were Member Directors from institutions that were 10% or greater Bank shareholders.

In addition, the Finance Agency director independence standards prohibit individuals from serving as members of the Bank’s Audit Committee if they have one or more disqualifying relationships with the Bank or its management that would interfere with the exercise of that individual’s independent judgment. Disqualifying relationships considered by the Board are: employment with the Bank at any time during the last five years; acceptance of compensation from the Bank other than for service as a director; being a consultant, advisor, promoter, underwriter or legal counsel for the Bank at any time within the last five years; and being an immediate family member of an individual who is or who has been within the past five years, a Bank executive officer. As of February 29, 2024 and as of the date of this filing, all members of the Audit Committee were independent under the substantive Act and Finance Agency regulatory criteria.

SEC Rules. Pursuant to the SEC rules applicable to the Bank for disclosure purposes, the Bank’s Board has adopted the independence standards of the New York Stock Exchange (NYSE) to determine which of its directors are independent, which members of its Human Resources Committee are not independent, which members of its Audit Committee are not independent, and whether the Bank’s Audit Committee financial expert is independent. As the Bank is not a listed company, the NYSE director independence standards are not substantive standards that are applied to determine whether individuals can serve as members of the Bank’s Board, Human Resources or Audit Committees.

After applying the NYSE independence standards, the Board determined that, for purposes of the SEC disclosure rules, as of February 29, 2024, all seven of the Bank’s Independent Directors, Adams, Brooks, Diaz, Helm, Herrle, Murphy and Slaughter, are independent. In determining that Director Brooks was independent, the Board considered that Leon N. Weiner & Associates, Inc., the organization for which Director Brooks serves as President, received an AHP grant in the amount of $405,000 from the Bank in 2020 and that Leon N. Weiner Education Foundation, a charitable organization for which Mr. Brooks serves as Vice President, received a $5,000 charitable contribution in 2022 and 2023. In determining that Director Herrle was independent, the Board considered that Light of Light Rescue Mission, a non-profit organization for which Ms. Herrle has provided volunteer assistance, received an AHP grant in the amounts of $403,857 in 2023. The Board also considered that Light of Life Rescue Mission received charitable contributions of $5,000 in 2022 and $8,000 in 2023. Additionally, Strong Women, Strong Girls, a non-profit organization to which Ms. Herrle provides volunteer assistance, serves as a director emeritus and has previously served on the organization’s board received a $8,000 charitable contribution in 2023. The Board also considered that Habitat for Humanity of Greater Pittsburgh received charitable contributions of $5,000 in 2022 and $8,000 in 2023.

The Board was unable to affirmatively determine that there are no material relationships (as defined in the NYSE rules) between the Bank and its nine Member Directors, and on February 15, 2024 concluded that none of the Bank’s current Member Directors was independent under the NYSE independence standards. In making this determination, the Board considered the cooperative relationship between the Bank and its Member Directors. Specifically, the Board considered the fact that each of the Bank’s Member Directors are officers or directors of a Bank member institution, and each member institution has access to, and is encouraged to use, the Bank’s products and services. Furthermore, the Board considered the appropriateness of making a determination of independence with respect to the Member Directors based on a member’s given level of business as of a particular date, when the level of each member’s business with the Bank is dynamic and the Bank’s desire as a cooperative is to increase its level of business with each of its members. As the scope and breadth of a member’s business with the Bank changes, such member’s relationship with the Bank might, at any time, constitute a disqualifying transaction or business relationship under the NYSE’s independence standards.

The Board’s Human Resources Committee has responsibility for overseeing executive compensation. Applying the NYSE independence standards for compensation committee members, the Board determined that the current Member Directors serving on the Human Resources Committee, Mr. Major, Mses. Jordan and Vidoni, are not independent. The Board determined that Independent Director Mr. Diaz is independent.

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

Item 14: Principal Accountant Fees and Services

    The following table sets forth the aggregate fees billed to the Bank for 2023 and 2022 by its independent registered public accounting firm, PricewaterhouseCoopers LLP.

(in thousands)	2023	2022
Audit fees	$1,022	$897
Audit-related fees	111	99
All other fees	1	4
Total fees	$1,134	$1,000

Audit fees consist of fees billed for professional services rendered for the audits of the financial statements, reviews of interim financial statements, and audits of the Bank’s internal controls over financial reporting for the years ended December 31, 2023 and 2022.

Audit-related fees consist of fees billed during 2023 and 2022 for assurance and related services reasonably related to the performance of the audit or review of the financial statements. Audit-related fees were for assurance and related services primarily for accounting consultations and fees related to participation in, and presentations at, conferences. All other fees were for the annual license of disclosure compliance checklist.

The Bank is exempt from all Federal, state and local income taxation with the exception of real estate property taxes and certain employer payroll taxes. There were no tax fees paid during 2023 and 2022.

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

The Bank paid additional fees to PricewaterhouseCoopers LLP in the form of assessments paid to the OF. These fees were approximately $54 thousand and $45 thousand for 2023 and 2022, respectively. These fees were classified as Other Expense - Office of Finance on the Statements of Income and were not included in the totals above.

PART IV

Item 15: Exhibits and Financial Statement Schedules

(a)(1) Financial Statements

The following financial Statements of the Federal Home Loan Bank of Pittsburgh, set forth in Item 8 above, are filed as part of this Report.

Management’s Report on Internal Control over Financial Reporting
Report of Independent Registered Public Accounting firms (PCAOB ID 238)
Statements of Income for each of the years ended December 31, 2023, 2022 and 2021
Statements of Comprehensive Income for each of the years ended December 31, 2023, 2022 and 2021
Statements of Condition as of December 31, 2023 and 2022
Statements of Cash Flows for each of the years ended December 31, 2023, 2022 and 2021
Statements of Changes in Capital for each of the years ended December 31, 2023, 2022 and 2021
Notes to Financial Statements

(2) Financial Statement Schedules

The schedules required by the applicable accounting regulations of the Securities and Exchange Commission that would normally appear in Item 8. Financial Statements and Supplementary Data are included in the Earnings Performance and Financial Condition sections within Item 7. Management’s Discussion and Analysis.

(b) Index of Exhibits

The following is a list of the exhibits filed or furnished with the Bank’s 2023 Form 10-K or incorporated herein by reference.

Exhibit No.	Description	Method of Filing +
3.1	Certificate of Organization	Incorporated by reference to the correspondingly numbered Exhibit to the Bank’s registration statement on Form 10 filed with the SEC on June 9, 2006.
3.2	The Bylaws of the Federal Home Loan Bank of Pittsburgh as amended effective March 10, 2016	Incorporated by reference to Exhibit 3.2.1 to the Bank's Form 10-K filed with the SEC on March 10, 2016.
4.1	Bank Capital Plan, as amended and restated effective October 6, 2014	Incorporated by reference to Exhibit 4.1 to the Bank’s Form 10-K filed with the SEC on March 9, 2022.
4.2	Description of Registered Securities	Incorporated by reference to Exhibit 4.2 to the Bank’s Form 10-K filed with the SEC on March 10, 2020.
10.1	2022 Severance Policy*	Incorporated by reference to Exhibit 10.1.2 to the Bank’s Form 10-K filed with the SEC on March 8, 2023.
10.1.2	2023 Severance Policy*	Filed herewith.
10.2	Amended and Restated Federal Home Loan Banks P&I Funding and Contingency Plan Agreement	Incorporated by reference to Exhibit 10.3.1 to the Bank’s Form 10-Q filed with the SEC on May 9, 2017.
10.3	2023 Directors’ Compensation Policy*	Incorporated by reference to Exhibit 10.4.1 to the Bank’s Form 10-K filed with the SEC on March 8, 2023.
10.3.1	2024 Directors’ Compensation Policy*	Filed herewith.
10.4	Supplemental Executive Retirement Plan Amended and Restated Effective June 26, 2007, Revised December 19, 2008, December 18, 2009, October 26, 2012 and March 26, 2015*	Incorporated by reference to Exhibit 10.5.2 to the Bank’s Form 10-Q filed with the SEC on May 7, 2015.
10.5	Pentegra Defined Benefit Plan for Financial Institutions Summary Plan Description Dated January 1, 2019*	Filed herewith.
10.6	Supplemental Thrift Plan Amended and Restated Effective June 26, 2007, Revised September 26, 2007, December 19, 2008, December 18, 2009, October 26, 2012, March 26, 2015, and June 21, 2019*	Incorporated by reference to Exhibit 10.1 to the Bank’s Form 10-Q filed with the SEC on August 8, 2019.
10.6.1	Federal Home Loan Bank of Pittsburgh Defined Contribution Plan Summary Plan Description Dated July 1, 2020*	Incorporated by reference to Exhibit 10.6.1 to the Bank’s Form 10-K filed with the SEC on March 9, 2021.
10.6.2	Amendment to the Federal Home Loan Bank of Pittsburgh Defined Contribution Plan, as restated effective July 1, 2020*	Incorporated by reference to Exhibit 10.6.2 to the Bank’s Form 10-K filed with the SEC on March 9, 2022.
10.7	Mortgage Partnership Finance® Consolidated Interbank Agreement Dated July 22, 2016	Incorporated by reference to Exhibit 10.7.1 to the Bank's Form 10-Q filed with the SEC on August 9, 2016.
10.7.1	Addendum to the Mortgage Partnership Finance® Consolidated Interbank Agreement Dated August 21, 2017	Filed herewith.

Exhibit No.	Description	Method of Filing +
10.8	August 2016 Form of Executive Officer Severance Agreement (CIC)*	Incorporated by reference to Exhibit 10.9.1 to the Bank’s Form 10-Q filed with the SEC on August 9, 2016.
10.9	2020 Executive Officer Incentive Compensation Plan*	Incorporated by reference to Exhibit 10.15 to the Bank’s Form 10-K filed with the SEC on March 10, 2020.
10.10	2021 Executive Officer Incentive Compensation Plan*	Incorporated by reference to Exhibit 10.15 to the Bank’s Form 10-K filed with the SEC on March 9, 2021.
10.11	2022 Executive Officer Incentive Compensation Plan*	Incorporated by reference to Exhibit 10.14 to the Bank’s Form 10-K filed with the SEC on March 9, 2022.
10.12	2023 Executive Officer Incentive Compensation Plan*	Incorporated by reference to Exhibit 10.13 to the Bank’s Form 10-K filed with the SEC on March 8, 2023.
10.13	2024 Executive Officer Incentive Compensation Plan*	Filed herewith.
10.14	Offer Letter for Winthrop Watson*	Incorporated by reference to Exhibit 10.15 to the Bank’s Form 10-Q filed with the SEC on November 12, 2009.
10.15	Joint Capital Enhancement Agreement Dated February 28, 2011	Incorporated by reference to Exhibit 99.1 of the Bank’s Form 8-K filed with the SEC on March 1, 2011.
10.16	Amended Joint Capital Enhancement Agreement Dated August 5, 2011	Incorporated by reference to Exhibit 99.1 of the Bank’s Form 8-K filed with the SEC on August 5, 2011.
10.17	Form of Director and Officer Indemnification Agreement*	Incorporated by reference to Exhibit 10.1 to the Bank’s Form 10-Q filed with the SEC on May 7, 2019.
24.0	Power of Attorney	Filed herewith.
31.1	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 for the Chief Executive Officer	Filed herewith.
31.2	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 for the Principal Financial Officer	Filed herewith.
32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 for the Chief Executive Officer	Furnished herewith.
32.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 for the Principal Financial Officer	Furnished herewith.
99.1	Federal Home Loan Bank of Pittsburgh Board of Directors Audit Committee Charter	Filed herewith.
99.2	Report of the Audit Committee	Furnished herewith.
101.INS	XBRL Instance Document - The instance document does not appear in the interactive data file because its XBRL tags are embedded within the inline XBRL document.	Filed herewith.
101.SCH	XBRL Taxonomy Extension Schema Document	Filed herewith.
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document	Filed herewith.
101.LAB	XBRL Taxonomy Extension Label Linkbase Document	Filed herewith.
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document	Filed herewith.
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document	Filed herewith.
104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)	Filed herewith.

+ Incorporated document references to filings by the registrant are to SEC File No. 000-51395.
* Denotes management contract or compensatory plan.

Item 16: Form 10-K Summary

None

GLOSSARY

ABS: Asset-Backed Securities
ACL: Allowance for credit losses
AMA: Acquired member assets
APBO: Accumulated Post-retirement Benefit Obligation
Accumulated Other Comprehensive Income (Loss) (AOCI): Represents gains and losses of the Bank that have not yet been realized; balance is presented in the Equity section of the Statements of Condition.

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
Banking On Business Inclusion and Equity fund (BOBIE): Bank program that assists minority- and women- owned eligible small businesses with start-up and expansion.
CECL: Current Expected Credit Losses
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

Date: March 6, 2024

    Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Capacity	Date
/s/ Winthrop Watson Winthrop Watson	President and Chief Executive Officer (Principal Executive Officer)	March 6, 2024
/s/ Edward V. Weller Edward V. Weller	Chief Financial Officer (Principal Financial Officer)	March 6, 2024
/s/ Matthew A. Cooper Matthew A. Cooper	Chief Accounting Officer (Principal Accounting Officer)	March 6, 2024
/s/ David G. Paulson David G. Paulson	Chief Operating Officer	March 6, 2024
*/s/ Brendan J. McGill Brendan J McGill	Chairman of the Board of Directors	March 6, 2024
*/s/ Louise M. Herrle Louise M. Herrle	Vice Chairman of the Board of Directors	March 6, 2024
*/s/ Barbara Adams Barbara Adams	Director	March 6, 2024
*/s/ Pamela C. Asbury Pamela C. Asbury	Director	March 6, 2024
*/s/ Thomas Bailey Thomas Bailey	Director	March 6, 2024
*/s/ Glenn R. Brooks Glenn R. Brooks	Director	March 6, 2024

Signature	Capacity	Date
*/s/ Romulo L. Diaz, Jr., Esq. Romulo L. Diaz, Jr., Esq.	Director	March 6, 2024
*/s/ James V. Dionise James V. Dionise	Director	March 6, 2024
*/s/ Angel L. Helm Angel L. Helm	Director	March 6, 2024
*/s/ Blanche L. Jackson Blanche L. Jackson	Director	March 6, 2024
*/s/ Sheryl Jordan Sheryl Jordan	Director	March 6, 2024
*/s/ H. Charles Maddy, III H. Charles Maddy, III	Director	March 6, 2024
*/s/ Joseph W. Major Joseph W. Major	Director	March 6, 2024
*/s/ Thomas H. Murphy Thomas H. Murphy	Director	March 6, 2024
*/s/ Dr. Howard B. Slaughter, Jr. Dr. Howard B. Slaughter, Jr.	Director	March 6, 2024
*/s/ Jeane M. Vidoni Jeane M. Vidoni	Director	March 6, 2024
*By: /s/ Peggy Delinois Hamilton Peggy Delinois Hamilton, Attorney-in-fact, pursuant to Power of Attorney filed herewith