Form 10-Q
period 2024-03-31
Federal Home Loan Bank of Pittsburgh
filed 2024-05-07
CIK 1330399

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2024
or
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

There were 37,394,566 shares of common stock with a par value of $100 per share outstanding at April 30, 2024.

FEDERAL HOME LOAN BANK OF PITTSBURGH

i

PART I - FINANCIAL INFORMATION

Item 2: Management's Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Information

Statements contained in this Form 10-Q, including statements describing the objectives, projections, estimates, or predictions of the future of the Federal Home Loan Bank of Pittsburgh (the Bank), may be “forward-looking statements.” These statements may use forward-looking terms, such as “anticipate,” “believe,” “could,” “estimate,” “expect,” “intend,” “may,” “should,” “will,” “likely,” or their negatives or other variations on these terms. The Bank cautions that, by their nature, forward-looking statements involve risk or uncertainty and that actual results could differ materially from those expressed or implied in these forward-looking statements or could affect the extent to which a particular objective, projection, estimate, or prediction is realized. These forward-looking statements involve risks and uncertainties including, but not limited to, the following: economic and market conditions, including, but not limited to, real estate, credit and mortgage markets; volatility of market prices, rates, and indices related to financial instruments, including, but not limited to, investments and contracts; the occurrence of man-made or natural disasters, endemics, global pandemics, climate change, conflicts or terrorist attacks or other geopolitical events, such as ongoing hostilities between Russia and Ukraine and in the Middle East; political events, including legislative, regulatory, litigation, or judicial events or actions, including those relating to environmental, social, and governance matters, or other developments that affect the Bank, its members, counterparties, or investors in the consolidated obligations of the Federal Home Loan Banks (FHLBanks), such as any government-sponsored enterprise (GSE) reforms, any changes resulting from the Federal Housing Finance Agency’s (Finance Agency) review and analysis of the Federal Home Loan Bank System (FHLBank System), including recommendations published in its “FHLBank System at 100: Focusing on the Future” report, changes in the Federal Home Loan Bank Act of 1932, as amended (FHLBank Act), changes in applicable sections of the Federal Housing Enterprises Financial Safety and Soundness Act of 1992, or changes in other statutes or regulations applicable to the FHLBanks; risks related to mortgage-backed securities (MBS); changes in the assumptions used to estimate credit losses; changes in the Bank’s capital structure; changes in the Bank’s capital requirements; changes in expectations regarding the Bank’s payment of dividends; membership changes; changes in the demand by Bank members for Bank advances; an increase in advance prepayments; competitive forces, including the availability of other sources of funding for Bank members; changes in investor demand for consolidated obligations and/or the terms of interest rate exchange agreements and similar agreements; disruptions in the capital markets; changes in the FHLBank System’s debt rating or the Bank’s rating; the ability of the Bank to introduce new products and services to meet market demand and to manage successfully the risks associated with new products and services; the ability of each of the other FHLBanks to repay the principal and interest on consolidated obligations for which it is the primary obligor and with respect to which the Bank has joint and several liability; applicable Bank policy requirements for retained earnings and the ratio of the market value of equity to par value of capital stock; the Bank’s ability to maintain adequate capital levels (including meeting applicable regulatory capital requirements); business and capital plan adjustments and amendments; technology and cybersecurity risks (including cybersecurity risk driven by Artificial Intelligence (AI)); and timing and volume of market activity. Readers of this report should not rely solely on the forward-looking statements and should consider all risks and uncertainties addressed throughout this report, as well as those discussed in the Bank’s 2023 Form 10-K filed with the Securities and Exchange Commission (the SEC) on March 6, 2024 (2023 Form 10-K), including Risk Factors included in Part I, Item 1A of that report. Information on the Bank’s website referred to in this Form 10-Q is not incorporated in, or a part of, this Form 10-Q. Forward-looking statements in this Form 10-Q should not be relied on as representing the Bank’s expectations or assumptions as of any time subsequent to the time this Form 10-Q is filed with the SEC. Forward-looking statements speak only as of the date made and the Bank has no obligation, and does not undertake publicly, to update or revise any forward-looking statement for any reason.

This Management’s Discussion and Analysis (MD&A) should be read in conjunction with the Bank’s unaudited interim financial statements and notes and any Risk Factors included in Part II, Item 1A of this Form 10-Q and all risks and uncertainties addressed throughout this report, as well as those discussed in the Bank’s 2023 Form 10-K, including Risk Factors included in Part I, Item 1A of that report.

Executive Summary

Overview. The Bank’s financial condition and results of operations are influenced by global and national economies, local economies within its three-state district, and the conditions in the financial, housing and credit markets, all of which impact the interest rate environment.

The interest rate environment significantly impacts the Bank’s profitability. Net interest income is affected by several external factors, including market interest rate levels and volatility, credit spreads and the general state of the economy. To manage interest rate risk in connection with advances and debt, the Bank executes interest-rate derivatives. Short-term interest rates also directly affect the Bank’s earnings on invested capital. Finally, the Bank’s mortgage-related assets make it sensitive to changes in mortgage rates. The Bank earns relatively narrow spreads between yields on assets (particularly advances, its largest asset) and the rates paid on corresponding liabilities.

The Bank’s earnings are affected not only by rising or falling interest rates but also by the particular path and volatility of changes in market interest rates and the prevailing shape of the yield curve. The flattening of the yield curve tends to compress the Bank’s net interest margin, while steepening of the curve offers better opportunities to purchase assets with wider net interest spreads. The performance of the Bank’s mortgage asset portfolios is particularly affected by shifts in the 10-year maturity range of the yield curve, which is the point that heavily influences mortgage rates and potential refinancings. Yield curve shape can also influence the pace at which borrowers refinance or prepay their existing loans, as borrowers may select shorter-duration mortgage products.

Longer-term U.S. Treasury yields increased in the first quarter of 2024 as strong domestic economic data caused market participants to lower their expectations of rate decreases this year. As such, the Federal Reserve Board (Federal Reserve) was on pause during the quarter, holding rates constant at its January and March meetings. Longer-term FHLBank debt spreads relative to U.S. Treasuries were tighter to prevailing spreads in the fourth quarter of 2023 due to decreased issuance from the FHLBank System.

Results of Operations. The Bank’s net income for the first quarter of 2024 totaled $154.0 million, compared to $123.2 million for the first quarter of 2023. The $30.8 million increase was driven primarily by higher net interest income. Higher net interest income was primarily driven by higher short term interest rates, higher average advance balances, and higher earnings on mortgage backed securities (MBS) due to growth in the portfolio. The net interest margin was 71 basis points in the first quarter of 2024 and 60 basis points for the first quarter of 2023. The increase in net interest margin was primarily due to higher net interest spreads with higher spread MBS making up a larger portion of the asset as well as the impact that the increase in short-term interest rates had on non-interest bearing funds.

In addition to statutory Affordable Housing Program (AHP) assessments under the FHLBank Act, the FHLBanks have stated in their public comment letter to the Federal Housing Finance Agency (Finance Agency or FHFA) that they are either already making or will make voluntary contributions of 5% of earnings in support of community investment activities. In 2024, the Bank will continue to make voluntary contributions equal to 5% of prior year's pre-assessment net income to its increasing suite of voluntary community investment products. For additional information on the Bank’s Community Investment Products, refer to Community Investment Products in Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations of the Bank’s 2023 Form 10-K.

Financial Condition. Advances. Advances totaled $72.9 billion at March 31, 2024, a decrease of $5.5 billion compared to $78.4 billion at December 31, 2023. In addition, the par value of advances that had a remaining maturity of more than one year decreased to 36% at March 31, 2024 compared to 41% at December 31, 2023. Member demand for advances continues to be primarily driven by members' liquidity risk management practices, as well as sustained competition for deposits following Federal Reserve actions to increase short-term interest rates. Although advance levels decreased, it is not uncommon for FHLBank to experience fluctuations in the overall advance portfolio driven primarily by changes in member needs.

The ability to grow and/or maintain the advance portfolio is affected by, among other things, the following: (1) the liquidity demands of the Bank’s borrowers; (2) the composition of the Bank's membership; (3) members' regulatory requirements; (4) current and future credit market conditions; (5) housing market trends; (6) the shape of the yield curve and (7) advance pricing.

Liquidity Investments. The Bank maintains liquidity to meet member borrowing needs and regulatory standards. The liquidity investment portfolio is comprised of cash, interest-bearing deposits, Federal funds sold, securities purchased under agreements to resell, and U.S. Treasury obligations classified as trading or available-for-sale (AFS). At March 31, 2024, the Bank held $13.6 billion of liquid assets compared to $15.3 billion at December 31, 2023. The $1.7 billion decrease in liquid assets was driven by normal portfolio management.

Investments. The Bank’s investment portfolio, excluding those investments included in the liquidity portfolio, is comprised of trading, AFS and HTM investments. The investments must meet the Bank’s risk guidelines and certain other requirements, such as yield. The Bank’s investment portfolio totaled $14.0 billion at March 31, 2024 and $12.7 billion at December 31, 2023, an increase of $1.3 billion. During the first three months of 2024, the Bank was able to grow its MBS portfolio due to the combination of continued capacity under regulatory requirements and mortgage spreads remained attractive.

Consolidated Obligations. The Bank’s consolidated obligations totaled $98.9 billion at March 31, 2024, a decrease of $5.6 billion from December 31, 2023. At March 31, 2024, bonds represented 89% of the Bank’s consolidated obligations, compared with 87% at December 31, 2023. Discount notes represented 11% of the Bank’s consolidated obligations at March 31, 2024 compared with 13% at year-end 2023. The overall decrease in consolidated obligations outstanding is consistent with the decrease in advance balances. The funding mix shifted towards floating rate notes that replaced bonds called during the quarter.

Capital Position and Regulatory Requirements. Total capital at March 31, 2024 was $5.5 billion, compared to $5.7 billion at December 31, 2023. The decrease was primarily due to decreased capital stock as a result of lower advances. Total retained earnings at March 31, 2024 were $1.9 billion, compared with $1.8 billion at December 31, 2023. Accumulated other comprehensive income (loss) (AOCI) was $(19.1) million at March 31, 2024, compared with $(72.5) million at December 31, 2023. This was driven by increases in the fair values of securities within the AFS portfolio.

In April 2024, the Bank paid quarterly dividends of 8.75% annualized on activity stock and 5.60% annualized on membership stock. These dividends are calculated on stockholders’ average balances for the first quarter of 2024. For additional information on quarterly dividends, see Note 7 - Capital in this Form 10-Q.

The dividend rates demonstrate that the Bank continues to return value to its member shareholders. Looking forward market and business conditions, including strategic initiatives, can impact the Bank’s overall performance, as well as the levels of future dividends. The Bank’s intent is to continue to provide meaningful shareholder return; future dividend rates may not correspond directly with the pace or direction of interest rate changes.

The Bank met all of its capital requirements as of March 31, 2024, and in the Finance Agency’s most recent determination, as of December 31, 2023, the Bank was deemed "adequately capitalized."

Earnings Performance

    The following is a summary of the Bank’s earnings performance for the three months ended March 31, 2024, which should be read in conjunction with the Bank’s unaudited interim financial statements included in this Form 10-Q as well as the audited financial statements included in Item 8. Financial Statements and Supplementary Data in the Bank’s 2023 Form 10-K.

Summary of Financial Results

Net Income and Return on Average Equity. The Bank’s net income totaled $154.0 million for the first quarter of 2024, compared to $123.2 million for the first quarter of 2023. The $30.8 million increase in net income was driven primarily by the following:

▪Net interest income was $195.7 million for the first quarter of 2024, an increase of $38.3 million from $157.4 million during the same prior-year period.
–Interest income was $1,539.1 million for the first quarter of 2024, compared to $1,239.0 million in the same prior-year period. This increase was driven by higher short term interest rates, higher average advance balances, and higher earnings on MBS due to growth in the portfolio.
–Interest expense was $1,343.4 million for the first quarter of 2024, compared to $1,081.6 million in the same prior-year period. This increase was the result of higher short term interest rates and higher average consolidated obligations
▪Noninterest income was $14.9 million for the first quarter of 2024, compared to $7.1 million in the same prior-year period. This $7.8 million increase was due primarily to: (1) valuation changes in the Bank’s derivative and trading security portfolios, resulting from market volatility and (2) higher letter of credit fees earned.
▪Total other expense, excluding voluntary contributions, was $31.1 million for the first quarter of 2024, compared to $26.1 million in the same prior-year period, an increase of $5.0 million. This increase was primarily driven by higher compensation and benefits from higher headcount and costs associated with technology and other strategic initiatives.
▪Voluntary contributions expense, including a voluntary contribution to AHP of $0.7 million, totaled $7.0 million for the first quarter of 2024, compared to none in the same prior year period. The Bank committed to contributing 5% of pre-assessment net income to voluntary community investment products in both 2023 and 2024.
▪First quarter 2024 performance allowed the Bank to allocate $17.2 million to AHP.

The Bank’s return on average equity for the quarter ended March 31, 2024 was 11.14% compared to 9.62% for the quarter ended March 31, 2023.

Net Interest Income

Average Balances and Interest Yields/Rates Paid. The following table summarizes the average balances, yields or rates paid, and net interest margin on interest-earning assets and interest-bearing liabilities for the three months ended March 31, 2024 and 2023.

	Three months ended March 31,
	2024			2023
(dollars in millions)	Average Balance	Interest Income/ Expense	Avg. Yield/ Rate (%)	Average Balance	Interest Income/ Expense	Avg. Yield/ Rate (%)
Assets:
Securities purchased under agreements to resell	$7,771.8	$104.2	5.39	$4,909.3	$55.0	4.55
Federal funds sold	2,570.7	34.5	5.41	5,075.9	57.1	4.56
Interest-bearing deposits (1)	3,781.8	51.4	5.47	3,776.9	42.9	4.61
Investment securities (2)	16,749.6	243.1	5.84	13,543.0	158.4	4.74
Advances (3)	74,508.5	1,065.2	5.75	73,954.5	890.1	4.88
Mortgage loans held for portfolio (4)	4,712.6	40.7	3.47	4,573.0	35.5	3.15
Total interest-earning assets	110,095.0	1,539.1	5.62	105,832.6	1,239.0	4.75
Other assets	1,569.4			1,156.7
Total assets	$111,664.4			$106,989.3
Liabilities and capital:
Deposits (1)	$676.8	$9.0	5.34	$586.2	$6.5	4.48
Consolidated obligation discount notes	12,852.3	171.2	5.36	34,509.8	389.0	4.57
Consolidated obligation bonds	89,903.7	1,162.6	5.20	64,527.5	685.5	4.31
Other borrowings	27.7	0.6	8.69	37.3	0.6	7.21
Total interest-bearing liabilities	103,460.5	1,343.4	5.22	99,660.8	1,081.6	4.40
Other liabilities	2,644.9			2,136.9
Total capital	5,559.0			5,191.6
Total liabilities and capital	$111,664.4			$106,989.3
Net interest spread			0.40			0.35
Impact of noninterest-bearing funds			0.31			0.25
Net interest income/net interest margin (5)		$195.7	0.71		$157.4	0.60
Notes:
(1) Average balances of deposits (assets and liabilities) include cash collateral received from/paid to counterparties which is reflected in the Statements of Condition as derivative assets/liabilities.
(2) Investment securities include trading, AFS and HTM securities. The average balances of AFS and HTM are reflected at amortized cost.
(3) Interest on Advances includes prepayment fees of $0.0 million and $0.0 million in 2024 and 2023, respectively.
(4) Nonaccrual mortgage loans are included in average balances in determining the average rate.
(5) Net interest margin is net interest income before provision (reversal) for credit losses as a percentage of average interest-earning assets.

The Bank’s business model is designed to protect the net interest spread earned by the Bank and withstand fluctuations in both the level of interest rates and volume of business. Changes in balance sheet composition and higher interest rates resulted in the net interest spread increasing in the first quarter of 2024 to 40 basis points compared to 35 basis points over the same prior year period. Higher net spread mortgage backed security investments, on average, make up larger percentage of the balance sheet than they did a year ago.

Overall, net interest margin increased 11 basis points to 71 basis points for the first quarter of 2024, compared to 60 bps in the first quarter of 2023. The increases was due to increased net interest spread and increased earnings on capital from higher short-term interest rates.

Rate/Volume Analysis. Changes in both volume and interest rates influence changes in net interest income and net interest margin. The following table summarizes changes in interest income and interest expense between the three months ended March 31, 2024 and 2023.

	Increase (Decrease) in Interest Income/Expense Due to Changes in Rate/Volume 2024 compared to 2023
	Three months ended March 31,
(in millions)	Volume	Rate	Total
Securities purchased under agreements to resell	$37.2	$12.0	$49.2
Federal funds sold	(31.9)	9.3	(22.6)
Interest-bearing deposits	0.1	8.4	8.5
Investment securities	42.8	41.9	84.7
Advances	7.0	168.1	175.1
Mortgage loans held for portfolio	1.2	4.0	5.2
Total interest-earning assets	$56.4	$243.7	$300.1

Deposits	$1.1	$1.4	$2.5
Consolidated obligation discount notes	(276.4)	58.6	(217.8)
Consolidated obligation bonds	311.5	165.6	477.1
Other borrowings	(0.2)	0.2	—
Total interest-bearing liabilities	$36.0	$225.8	$261.8
Total increase (decrease) in net interest income	$20.4	$17.9	$38.3

Interest income increased in the year-over-year comparison. The increase was driven by higher yields earned on all asset classes from an increase in short-term interest rates, higher average advance balances, and higher earnings on MBS due to growth in the portfolio.

Interest expense increased in the year-over-year comparisons as well driven by higher rates paid on consolidated obligations brought on by increases in short-term interest rates. Average cumulative balances of consolidated obligations increased through the first three months of 2024 consistent with the increase in average assets.

    Derivative Effects on Net Interest Income. The following tables quantify the effects of the Bank’s derivative activities on net interest income for the three months ended March 31, 2024 and 2023.

Three months ended March 31, 2024
(in millions)	Advances	Investments	Mortgage Loans	Bonds	Discount Notes	Total
Amortization/accretion of hedging activities in net interest income	$0.1	$—	$(0.1)	$—	$—	$—
Gains (losses) on designated fair value hedges	—	0.2	—	0.7	(0.1)	0.8
Other - price alignment amount on cleared derivatives	(4.2)	(5.7)	—	0.1	—	(9.8)
Net interest settlements included in net interest income	91.5	59.1	—	(153.4)	(1.5)	(4.3)
Total effect on net interest income	$87.4	$53.6	$(0.1)	$(152.6)	$(1.6)	$(13.3)

Three months ended March 31, 2023
(in millions)	Advances	Investments	Mortgage Loans	Bonds	Discount Notes	Total
Amortization/accretion of hedging activities in net interest income	$0.1	$—	$(0.2)	$—	$—	$(0.1)
Gains (losses) on designated fair value hedges	(0.1)	(0.7)	—	(0.8)	(6.7)	(8.3)
Other - price alignment amount on cleared derivatives	(4.0)	(5.5)	—	0.8	—	(8.7)
Net interest settlements included in net interest income	57.3	50.0	—	(121.1)	1.5	(12.3)
Total effect on net interest income	$53.3	$43.8	$(0.2)	$(121.1)	$(5.2)	$(29.4)

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

In addition, the Bank uses many different funding and hedging strategies. These strategies involve closely match-funding bullet advances with bullet debt. This is designed in part to avoid the use of derivatives where prudent and reduce the Bank’s reliance on short-term funding.

Provision for Credit Losses. The provision for credit losses in the first quarter of 2024 was $1.3 million compared with a provision of $1.5 million in the first quarter of 2023. The provision for the first quarter of 2024 was driven by private label MBS classified as AFS due to slower actual prepayment speeds and a decline in market values. The provision for the first quarter of 2023 was driven primarily by private label MBS classified as AFS due to higher expected credit losses as a result of slower projected prepayment speeds.

Noninterest Income

	Three months ended March 31,
(in millions)	2024	2023
Net gains (losses) on investment securities	$(1.1)	$2.8
Net gains (losses) on derivatives	5.8	(3.0)
Standby letters of credit fees	8.5	6.8
Other, net	1.7	0.5
Total noninterest income (loss)	$14.9	$7.1

The Bank’s change in total noninterest income for the first quarter of 2024 compared to the same prior year period was due primarily to: (1) valuation changes in the Bank’s derivative and trading security portfolios, resulting from market volatility and (2) higher letter of credit fees earned.

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

Economic hedges address specific risks inherent in the Bank’s balance sheet, but either they do not qualify for hedge accounting or the Bank does not elect to apply hedge accounting. As a result, income recognition on the derivatives in economic hedges may vary considerably compared to the timing of income recognition on the underlying asset or liability. The Bank does not enter into derivatives for speculative purposes nor does it have any cash flow hedges.

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

The following tables detail the net effect of economic derivatives on noninterest income for the three months ended March 31, 2024 and 2023.

	Three months ended March 31, 2024
(in millions)	Advances	Investments	Mortgage Loans	Bonds	Discount Notes	Other	Total
Net gains (losses) on derivatives:
Gains (losses) on derivatives not receiving hedge accounting, including net interest settlements	$9.0	$6.8	$4.3	$(13.7)	$—	$—	$6.4
Other - price alignment amount on cleared derivatives	—	—	—	—	—	(0.6)	(0.6)
Total net gains (losses) on derivatives	$9.0	$6.8	$4.3	$(13.7)	$—	$(0.6)	$5.8

	Three months ended March 31, 2023
(in millions)	Advances	Investments	Mortgage Loans	Bonds	Discount Notes	Other	Total
Net gains (losses) on derivatives:
Gains (losses) on derivatives not receiving hedge accounting, including net interest settlements	$(0.7)	$(3.7)	$(0.7)	$2.2	$0.2	$—	$(2.7)
Other - price alignment amount on cleared derivatives	—	—	—	—	—	(0.3)	(0.3)
Total net gains (losses) on derivatives	$(0.7)	$(3.7)	$(0.7)	$2.2	$0.2	$(0.3)	$(3.0)

Derivatives not receiving hedge accounting. For derivatives not receiving hedge accounting (i.e., economic hedges and mortgage delivery commitments), the Bank includes the net interest settlements and the fair value changes in the "Net gains (losses) on derivatives" financial statement line item. For economic hedges, the Bank recorded net gains of $6.4 million in the first quarter of 2024 compared to net losses of $(2.7) million for the first quarter of 2023. The net gains observed during the first quarter of 2024 were primarily due to an increase in market value on the Bank’s asset swaps, partially offset by losses on the Bank’s liability swaps, resulting from an increase in interest rates in the first quarter of 2024. The total notional amount of economic hedges, which includes mortgage delivery commitments was $4.9 billion at March 31, 2024 and $4.2 billion at December 31, 2023.

Other Expense

	Three months ended March 31,
(in millions)	2024	2023
Compensation and benefits	$16.1	$14.4
Other operating	11.1	8.5
Finance Agency	2.1	1.7
Office of Finance	1.8	1.5
Voluntary contributions	7.0	—
Total noninterest income (loss)	$38.1	$26.1

The Bank’s total other expense increased $12.0 million to $38.1 million for the first quarter of 2024, compared with the same prior-year period. This increase was primarily driven by higher compensation and benefits from higher headcount and costs associated with technology and other strategic initiatives. Voluntary contributions expense, including a voluntary contribution to AHP of $0.7 million, totaled $7.0 million for the first quarter of 2024, compared to none in the same prior year period. The Bank committed to contributing 5% of pre-assessment net income to voluntary community investment products in both 2023 and 2024.

Financial Condition

    The following should be read in conjunction with the Bank’s unaudited interim financial statements in this Form 10-Q and the audited financial statements in the Bank’s 2023 Form 10-K.

Assets

    Total assets were $106.2 billion at March 31, 2024, compared with $112.1 billion at December 31, 2023. The decrease of $5.9 billion was primarily due to a decrease in advances. Advances totaled $72.9 billion at March 31, 2024, a decrease of $5.5 billion compared to $78.4 billion at December 31, 2023. The Bank’s return on average assets for the three months ended March 31, 2024 and March 31, 2023, was 0.55% and 0.47%, respectively.

    The Bank’s core mission activities include the issuance of advances and acquiring member assets through the MPF® Program. “Mortgage Partnership Finance” and “MPF” are registered trademarks of the Federal Home Loan Bank of Chicago. The core mission asset ratio, defined as the ratio of par amount of advances and MPF loans relative to consolidated obligations adjusted for certain U.S. Treasury securities using full year average balances, was 79.8% as of March 31, 2024 and 82.6% as of December 31, 2023. The decrease in this ratio is primarily due to lower average advance balances.

    Advances. Advances (par) totaled $73.2 billion at March 31, 2024 compared to $78.6 billion at December 31, 2023. As of March 31, 2024, advances decreased $5.4 billion compared with balances at December 31, 2023. Member demand for advances continues to be driven primarily by members' liquidity risk management practices, as well as sustained competition for deposits following Federal Reserve actions to increase short-term interest rates. Although advance levels decreased, it is not uncommon for the Bank to experience variances in the overall advance portfolio driven primarily by changes in member needs. At March 31, 2024, the Bank had advances to 155 borrowing members, compared to 161 borrowing members at December 31, 2023. Advances outstanding to the Bank’s five largest borrowers totaled 79.1% of total advances as of March 31, 2024, and 79.3% at December 31, 2023. Fixed rate advances with a balance of $25.9 billion comprised 35.3% of the total par value of advances outstanding at March 31, 2024 compared to $30.2 billion comprising 38.3% at December 31, 2023.

The following table provides information on advances at par by redemption terms at March 31, 2024 and December 31, 2023.

(in millions)	March 31, 2024	December 31, 2023
Fixed-rate
Due in 1 year or less (1)	$13,736.8	$16,498.4
Due after 1 year through 3 years	7,986.7	9,343.0
Due after 3 years through 5 years	3,022.8	3,179.0
Due after 5 years through 15 years	70.5	72.5
Thereafter	74.8	74.8
Total par value	$24,891.6	$29,167.7

Fixed-rate, callable or prepayable (2)
Due in 1 year or less	$250.0	$250.0
Total par value	$250.0	$250.0

Variable-rate
Due in 1 year or less (1)	$32,275.5	$29,412.7
Due after 1 year through 3 years	15,000.0	19,000.0
Due after 3 years through 5 years	10.0	10.0
Total par value	$47,285.5	$48,422.7

Variable-rate, callable or prepayable (2)
Due in 1 year or less	$10.0	$10.0
Due after 1 year through 3 years	40.0	40.0
Total par value	$50.0	$50.0

Other (3)
Due in 1 year or less	$216.5	$209.6
Due after 1 year through 3 years	422.5	408.9
Due after 3 years through 5 years	66.3	116.1
Due after 5 years through 15 years	18.4	22.2
Total par value	$723.7	$756.8
Total par balance	$73,200.8	$78,647.2
Notes:
(1) Includes overnight advances.
(2) Prepayable advances are those advances that may be contractually prepaid by the borrower on specified dates without incurring prepayment or termination fees.
(3) Includes fixed-rate amortizing/mortgage matched, convertible, and other advances.

The Bank had no putable advances at March 31, 2024 or December 31, 2023.

The following table provides a distribution of the number of members, categorized by individual member asset size (as reported quarterly), that had an outstanding advance balance during the three months ended March 31, 2024 and 2023. Commercial Bank and Savings Institution members are classified by asset size as follows: Super-Regional (over $150 billion), Regional ($25 billion to $150 billion), Mid-size ($1.25 billion to $25 billion) and Community Financial Institutions (CFIs) (under $1.25 billion). Credit Union and Insurance members are classified separately.

Member Classification	March 31, 2024	March 31, 2023
Super-Regional	3	3
Regional	4	4
Mid-size	37	34
CFI	100	115
Credit Union	22	30
Insurance	13	15
Total borrowing members during the period	179	201
Total membership	284	280
Percentage of members borrowing during the period	63.0%	71.8%

The following table provides information at par on advances by member classification at March 31, 2024 and December 31, 2023.

(in millions)	March 31, 2024	December 31, 2023
Member Classification
Super-Regional	$50,125.0	$52,675.0
Regional	8,641.5	10,784.8
Mid-size	8,125.1	9,087.6
CFI	2,777.3	3,069.3
Credit Union	1,867.8	1,952.1
Insurance	1,142.7	551.1
Non-member	521.4	527.3
Total	$73,200.8	$78,647.2

See the “Credit and Counterparty Risk - TCE and Collateral” discussion in the Risk Management section of this Item 2 for further information on collateral policies and practices and details regarding eligible collateral, including amounts and percentages of eligible collateral securing member advances as of March 31, 2024.

    Allowance for Credit Losses (ACL) - Advances. The Bank evaluates its advances for an allowance for credit losses on a collective, or pooled basis unless an individual assessment is deemed necessary because the instruments do not possess similar risk characteristics. The Bank pools advances by member type. Based on the collateral held as security, the Bank’s credit extension and collateral policies and repayment history on advances, including that the Bank has not incurred any credit losses since inception, the Bank has not recorded an ACL at March 31, 2024 or December 31, 2023. For additional information on the allowance methodology, see Note 3 - Advances in this Form 10-Q.

Mortgage Loans Held for Portfolio, Net. Mortgage loans held for portfolio, net of ACL, was $4.7 billion at both March 31, 2024 and December 31, 2023.

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

Foregone interest represents income the Bank would have recorded if the loan was paying according to its contractual terms. Foregone interest was immaterial for the Bank’s mortgage loans for both the three months ended March 31, 2024 and March 31, 2023.

The Bank continues to accrue interest on its government-insured or -guaranteed mortgage loans after becoming 90 days or more delinquent. The amount of mortgage loans 90 days or more delinquent and still accruing interest was $2.2 million and $2.1 million at March 31, 2024 and December 31, 2023, respectively.

The performance of the mortgage loans in the Bank’s MPF Program improved slightly compared to December 31, 2023, and the MPF Original portfolio continues to outperform the market based on national delinquency statistics. As of March 31, 2024, the Bank’s seriously delinquent mortgage loans (90 days or more delinquent or in the process of foreclosure) represented 0.2% of the MPF Original portfolio, 1.1% of the MPF Plus portfolio, and 0.5% of the MPF 35 portfolio, compared with 0.3%, 1.3%, and 0.5%, respectively, at December 31, 2023.

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

The Bank recognizes a recovery when expected credit losses, including credit losses charged-off for collateral dependent loans, are less than the amounts previously charged-off. Expected recoveries of prior charge-offs, if any, are included as a reduction to the ACL through the Bank’s provision (reversal) for credit losses. The reduction to the ACL is partially offset by a reversal of expected CE, resulting in a net impact to the Bank’s provision (reversal) for credit losses.

    The Bank’s conventional MPF loans held for portfolio are required to be credit enhanced as determined through the use of a validated model so the risk of loss is limited to the losses within the Bank’s risk tolerance. Credit losses on a mortgage loan may only be absorbed by the CE amount in the master commitment related to the loan. In addition, the CE structure of the MPF Program is designed such that initial losses on mortgage loans are incurred by the Bank up to an agreed upon amount, referred to as the First Loss Account (FLA). Additional eligible credit losses are covered by CE provided by PFIs (available CE) until exhausted. Certain losses incurred by the Bank on MPF 35 and MPF Plus can be recaptured by withholding fees paid to the PFI for its retention of credit risk. All additional losses are incurred by the Bank.

The following table presents the balance of the MPF CE structure at March 31, 2024 and December 31, 2023.

	March 31, 2024		December 31, 2023
(in millions)	FLA	Available CE	FLA	Available CE
MPF Original	$8.8	$75.3	$8.6	$75.5
MPF 35	19.1	137.3	18.8	135.5
MPF Plus	14.9	0.9	14.9	1.1
Total	$42.8	$213.5	$42.3	$212.1

The following table presents certain metrics and ratios related to the Bank’s mortgage loans held for portfolio. The ratios in the table below are reported after the application of CE.

	Three months ended March 31,
(dollars in millions)	2024	2023
Average mortgage loans outstanding during the period (UPB)	$4,655.7	$4,509.2
(Charge-offs) Recoveries, net (1)	$(0.2)	$0.2
Net charge-offs (recoveries) to average loans outstanding during the period	0.01%	—%

(dollars in millions)	March 31, 2024	December 31, 2023
Mortgage loans held for portfolio (UPB)	$4,655.6	$4,643.6
Nonaccrual loans (UPB)	$23.2	$22.7
ACL on mortgage loans held for portfolio	$2.8	$3.0
ACL to mortgage loans held for portfolio	0.06%	0.06%
Nonaccrual loans to mortgage loans held for portfolio	0.50%	0.49%
ACL to nonaccrual loans	12.11%	13.28%
Note:
(1) Net charge-offs that the Bank does not expect to recover through CE receivable.

    The ACL on mortgage loans decreased by $0.2 million during the first three months of 2024. Changes in the ACL are typically not significant, as expected credit losses are reduced by the CE available to absorb losses on the loans in accordance with the credit structure of the MPF Program.

Cash and Investments. The Bank’s strategy is to maintain its short-term liquidity position in part to be able to meet members' advance demand and Bank regulatory liquidity requirements. Excess cash is typically invested in overnight investments. The Bank also maintains an investment portfolio to enhance earnings. These investments may be classified as trading, AFS or HTM.

The Bank maintains a liquidity portfolio comprised of cash, interest-bearing deposits, Federal funds sold, securities purchased under agreements to resell, and U.S. Treasury obligations classified as trading or AFS. The liquidity portfolio totaled $13.6 billion at March 31, 2024 and $15.3 billion at December 31, 2023 a decrease of $1.7 billion.

The Bank’s investment portfolio, excluding those investments included in the liquidity portfolio, is comprised of trading, AFS and HTM investments. The investments must meet the Bank’s risk guidelines and certain other requirements, such as yield. The Bank’s investment portfolio totaled $14.0 billion at March 31, 2024 and $12.7 billion at December 31, 2023. During the first three months of 2024, the Bank was able to grow its MBS portfolio due to the combination of continued capacity under regulatory requirements and mortgage spreads remained attractive.

Investment securities, defined as all trading, AFS, and HTM securities, totaled $17.6 billion at March 31, 2024, compared to $16.4 billion at December 31, 2023. Details of the investment securities portfolio follow.

	Carrying Value
(in millions)	March 31, 2024	December 31, 2023
Trading securities:
Non-MBS:
Government-sponsored enterprises (GSE)	$187.3	$217.7
Total trading securities	$187.3	$217.7
Yield on trading securities	3.27%	3.18%
AFS securities:
Non-MBS:
U.S. Treasury obligations	$3,627.4	$3,676.0
GSE and Tennessee Valley Authority (TVA) obligations	963.0	983.3
State or local agency obligations	172.8	174.1
MBS:
U.S. obligations single-family	2,085.2	1,538.4
GSE single-family	2,829.1	2,047.8
GSE multifamily	6,359.6	6,277.5
Private label	121.6	125.8
Total AFS securities	$16,158.7	$14,822.9
Yield on AFS securities(1)	4.32%	4.08%
HTM securities:
MBS:
U.S. obligations single-family	$584.4	$609.0
GSE single-family	429.8	440.8
GSE multifamily	245.4	245.5
Private label	42.4	44.5
Total HTM securities	$1,302.0	$1,339.8
Yield on HTM securities	4.46%	4.47%
Total investment securities	$17,648.0	$16,380.4
Yield on investment securities(1)	4.32%	4.10%
Note:
(1) Yield excludes the impact of derivatives in a hedging relationship.

For additional information on the credit risk of the investment portfolio, see the Credit and Counterparty Risk - Investments discussion in the Risk Management section of this Item 2.

ACL - Investments. The Bank invests in interest-bearing deposits and Federal funds sold which are unsecured investments. The Bank also invests in securities purchased under agreements to resell which are secured investments. At March 31, 2024 and December 31, 2023, these investments were repaid according to the contractual terms. No ACL was recorded for these assets at March 31, 2024 or December 31, 2023.

AFS securities are evaluated quarterly for expected credit losses on an individual security basis. In assessing whether a credit loss exists, the Bank considers whether there would be a shortfall in receiving all cash flows contractually due. The allowance is limited to the amount of the AFS security’s unrealized loss, if any. If the AFS security is in an unrealized gain, the ACL is zero. The ACL on AFS private label MBS was $13.2 million at March 31, 2024 and $12.0 million at December 31, 2023. The increase in the ACL was driven primarily by private label MBS classified as AFS due to slower actual prepayment speeds and a decline in market values.

HTM securities are evaluated quarterly for expected credit losses on a pool basis unless an individual assessment is deemed necessary because the securities do not possess similar risk characteristics. An ACL is recorded with a corresponding adjustment to the provision (reversal) for credit losses. There was no ACL at March 31, 2024 or December 31, 2023.

    For additional information on the allowance methodology, see Note 2 - Investments in this Form 10-Q.

Liabilities and Capital

Deposits. The Bank offers demand, overnight and term deposits for members and qualifying nonmembers. Total deposits at March 31, 2024 increased to $687.7 million from $636.7 million at December 31, 2023.

    Consolidated Obligations. Consolidated obligations consist of bonds and discount notes. The Bank’s consolidated obligations totaled $98.9 billion at March 31, 2024, a decrease of $5.6 billion from December 31, 2023. The overall decrease in consolidated obligations outstanding is consistent with the decrease in advance balances. At March 31, 2024, the Bank’s bonds outstanding decreased to $88.4 billion compared to $90.8 billion at December 31, 2023. Discount notes outstanding at March 31, 2024 decreased to $10.6 billion from $13.7 billion at December 31, 2023. The funding mix shifted towards floating rate notes that replaced bonds called during the quarter.

The Bank primarily uses noncallable bonds as a source of funding but also utilizes structured notes such as callable bonds. Unswapped callable bonds primarily fund the Bank’s mortgage portfolio while swapped callable bonds fund other floating rate assets.

The following table provides information on consolidated obligations by product type and contractual maturity at March 31, 2024 and December 31, 2023.

(in millions)	March 31, 2024	December 31, 2023
Discount Notes
Overnight	$600.0	$18.1
Due after 1 day through 30 days	3,220.4	4,286.6
Due after 30 days through 90 days	4,432.8	5,863.2
Due after 90 days though 1 Year	2,396.3	3,638.2
Total par value	$10,649.5	$13,806.1
Fixed-rate, non-callable
Due in 1 year or less	$18,638.0	$21,804.6
Due after 1 year through 3 years	3,982.3	4,051.4
Due after 3 years through 5 years	2,047.4	2,137.7
Thereafter	887.5	903.6
Total par value	$25,555.2	$28,897.3
Fixed-rate, callable
Due in 1 year or less	$7,846.0	$18,469.0
Due after 1 year through 3 years	8,492.0	8,417.5
Due after 3 years through 5 years	2,648.0	2,163.0
Thereafter	2,411.0	2,086.0
Total par value	$21,397.0	$31,135.5
Variable- rate, non-callable
Due in 1 year or less	$28,124.5	$14,183.0
Due after 1 year through 3 years	5,365.9	7,440.9
Total par value	$33,490.4	$21,623.9
Variable- rate, callable
Due in 1 year or less	$6,685.0	$7,715.0
Total par value	$6,685.0	$7,715.0
Step-up, non-callable
Due in 1 year or less	$—	$100.0
Due after 1 year through 3 years	135.0	576.0
Due after 3 years through 5 years	566.0	45.0
Thereafter	15.0	—
Total par value	$716.0	$721.0
Step-up, callable
Due in 1 year or less	$264.0	$307.0
Due after 1 year through 3 years	676.0	781.0
Due after 3 years through 5 years	115.0	95.0
Thereafter	110.0	130.0
Total par value	$1,165.0	$1,313.0
Total par balance	$99,658.1	$105,211.8
Other Adjustments (1)	$(730.9)	$(727.2)
Total consolidated obligations	$98,927.2	$104,484.6
    Note:
(1) Consists of premiums, discounts, and hedging and other adjustments.

For additional information on the Bank’s consolidated obligations, refer to Note 9 to the audited financial statements in Item 8. Financial Statements and Supplementary Data of the Bank’s 2023 Form 10-K.

Commitments and Off-Balance Sheet Items. As of March 31, 2024, the Bank was obligated to fund approximately $14.1 million of mortgage loans and to issue $60.0 million in consolidated obligations. In addition, the Bank had $28.7 billion in outstanding standby letters of credit as of March 31, 2024. The Bank does not consolidate any off-balance sheet special purpose entities or other off-balance sheet conduits.

Capital and Retained Earnings. The Bank’s return on average equity for the three months ended March 31, 2024 was 11.14%. The Bank’s return on average equity for the three months ended March 31, 2023 was 9.62%. Capital adequacy, including the level of retained earnings, is monitored through the evaluation of market value of equity to par value of capital stock (MV/CS) as well as other risk metrics. Details regarding these metrics are discussed in the Risk Management portion of this Item 2.

The Bank’s capital stock is owned by its members and former members. The concentration of the Bank’s capital stock by institution type is presented below.

(dollars in millions)	March 31, 2024		December 31, 2023
Commercial banks	124	$3,281.2	125	$3,576.5
Savings institutions	48	165.5	48	157.2
Insurance companies	41	98.6	41	75.3
Credit unions	69	107.4	67	111.2
Community Development Financial Institution (CDFI)	2	0.3	2	0.3
Total member institutions / total GAAP capital stock	284	$3,653.0	283	$3,920.5
Mandatorily redeemable capital stock		27.5		27.9
Total capital stock		$3,680.5		$3,948.4

    The total number of members as of March 31, 2024 increased by one member compared to December 31, 2023. The Bank added two new members and lost one member that merged with another institution within the Bank’s district.

The following tables present member holdings of 10% or more of the Bank’s total capital stock, including mandatorily redeemable capital stock, outstanding as of March 31, 2024 and December 31, 2023.

(dollars in millions)	March 31, 2024
Member	Capital Stock	% of Total
PNC Bank, N.A., Wilmington, DE (1)	$1,505.0	40.9%
TD Bank, N.A., Wilmington, DE	$490.6	13.3%

(dollars in millions)	December 31, 2023
Member	Capital Stock	% of Total
PNC Bank, N.A., Wilmington, DE (1)	$1,545.0	39.1%
TD Bank, N.A., Wilmington, DE	$436.2	11.1%
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

The Bank developed a framework for evaluating retained earnings adequacy, consistent with regulatory guidance and requirements. Retained earnings are intended to cover unexpected losses and protect members' par value of capital stock. The framework also assists management in its overall analysis of the level of future dividends. The framework includes four risk elements that comprise the Bank's total retained earnings target: (1) market risk; (2) credit risk; (3) operational risk; and (4)

accounting risk. The retained earnings target generated from this framework is sensitive to changes in the Bank's risk profile, whether favorable or unfavorable. The framework generated a retained earnings target of $651 million as of March 31, 2024.

In addition to the retained earnings target, the Bank considers the amount of retained earnings needed for compliance with the regulatory minimum capital-to-asset ratio of 4% to determine an overall retained earnings need. The Bank's overall retained earnings need is $1,382 million as of March 31, 2024.

The following table presents retained earnings information for the current and prior year.

(in millions)	March 31, 2024	December 31, 2023
Unrestricted Retained Earnings	$1,260.8	$1,216.3
Restricted Retained Earnings (RRE)	646.2	615.4
Total Retained Earnings	$1,907.0	$1,831.7

Retained earnings increased $75.3 million compared to December 31, 2023. The increase reflected net income that was partially offset by dividends paid. For additional information, see Note 7 - Capital in this Form 10-Q.

Dividends. The Bank declares dividends based on an annualized yield and differentiates between membership and activity capital stock. The dividend received by the member is calculated based on the average capital stock owned by the member for the previous quarter. Historically, the Bank has paid cash dividends although dividends may be paid in capital stock. Details regarding the Bank’s payment of dividends, including annual yields, for current and prior year periods are provided in Note 7 - Capital in this Form 10-Q. The following table presents dividend information for the three months ended March 31, 2024 and 2023.

	Three months ended March 31,
	2024	2023
Dividends (in millions)	$78.7	$59.6
Dividends per share	$2.11	$1.63
Dividend payout ratio (1)	51.13%	48.37%
Weighted average dividend rate (2)	8.24%	7.56%
Average Fed Funds rate	5.33%	4.52%
Dividend spread to Fed Funds	2.91%	3.04%
Notes:
(1) Represents dividends paid as a percentage of net income for the respective periods presented.
(2) Weighted average dividend rate is the dividend amount paid during the period divided by the average daily balance of prior period capital stock for the eligible dividends.

Capital Resources

The following should be read in conjunction with the unaudited interim financial statements included in this Form 10-Q, the audited financial statements in Item 8. Financial Statements and Supplementary Data and the Capital Resources section of Item 1. Business in the Bank’s 2023 Form 10-K.

Risk-Based Capital (RBC)

The Finance Agency’s RBC regulatory framework requires the Bank to maintain sufficient permanent capital, defined as retained earnings plus capital stock, to meet its combined credit risk, market risk and operations risk. Each of these components is computed as specified in regulations and directives issued by the Finance Agency.

(in millions)	March 31, 2024	December 31, 2023
Permanent capital:
Capital stock (1)	$3,680.5	$3,948.4
Retained earnings	1,907.0	1,831.7
Total permanent capital	$5,587.5	$5,780.1
RBC requirement:
Credit risk capital	$213.3	$219.3
Market risk capital	434.9	356.3
Operations risk capital	194.5	172.7
Total RBC requirement	$842.7	$748.3
Excess permanent capital over RBC requirement	$4,744.8	$5,031.8
Note:
(1) Capital stock includes mandatorily redeemable capital stock.

The increase in the total RBC requirement as of March 31, 2024 is mainly related to the increase in the market risk capital and operational risk requirements. The increase was primarily driven by MBS portfolio growth and term advance aging during the first three months of 2024. The Bank continues to maintain significant excess permanent capital over the RBC requirement. The decrease in permanent capital and excess permanent capital was driven by the decrease in capital stock associated with lower advance levels.
On March 13, 2024, the Bank received final notification from the Finance Agency that it was considered "adequately capitalized" for the quarter ended December 31, 2023. As of the date of this filing, the Bank has not received final notice from the Finance Agency regarding its capital classification for the quarter ended March 31, 2024.

Critical Accounting Policies and Estimates

The Bank’s financial statements are prepared by applying certain accounting policies. Note 1 - Summary of Significant Accounting Policies in Item 8. Financial Statements and Supplementary Data in the Bank’s 2023 Form 10-K describes the most significant accounting policies used by the Bank. In addition, the Bank’s critical accounting policies and estimates are presented in Item 7. Management's Discussion and Analysis in the Bank’s 2023 Form 10-K. Certain of these policies require management to make estimates or economic assumptions that may prove inaccurate or be subject to variations that may significantly affect the Bank’s reported results and financial position for the period or in future periods. Management views these policies as critical accounting policies.

The Bank made no changes to its critical accounting policies during the three months ended March 31, 2024.

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

Finance Agency’s Review and Analysis of the FHLBank System.

On November 7, 2023, the Finance Agency issued a written report titled “FHLBank System at 100: Focusing on the Future,” presenting its review and analysis of the FHLBank System and the actions and recommendations that it plans to pursue in service of its vision for the future of the FHLBank System. The report focused on four broad themes: (1) the mission of the FHLBank System; (2) the FHLBank System as a stable and reliable source of liquidity; (3) housing and community development; and (4) FHLBank System operational efficiency, structure, and governance. The Finance Agency expects to continue a multi-year, collaborative effort with the FHLBanks, their member institutions, and other stakeholders to address the recommended actions in the report and has stated that it can implement some of the recommendations from the report through ongoing supervision, guidance, or rulemaking, as well as through statutory changes by proposing specific requests for Congressional action.

In April 2024, the Finance Agency provided an update on its plan to implement the report’s recommendations and announced key priorities for 2024. Among others, these priorities include (1) clarifying the FHLBank System mission; (2) aligning eligibility requirements for different types of FHLBank members; (3) streamlining requirements related to the Affordable Housing Program; and (4) strengthening FHLBank evaluation of member creditworthiness. The Finance Agency stated that it would maintain transparency and continue robust stakeholder engagement during the implementation process, including seeking input on FHLBank mission achievement and members’ connection to housing and community development.

The Bank continues to monitor the Finance Agency’s efforts to implement the recommendations from the report, and the Bank is not able to predict what actions will ultimately result, the timing or extent of any actions or changes, or the ultimate effect on the Bank or the FHLBank System in the future. The Bank plans to continue to engage with the Finance Agency and other stakeholders in an effort to ensure that the FHLBank System remains well positioned to serve the Bank’s members and their communities. For a further discussion of the report and related risks, see, respectively, Part II. Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Legislative and Regulatory Developments and Part I. Item 1A – Risk Factors, each in the Bank’s 2023 Form 10-K.

Finance Agency Final Rule on Fair Lending, Fair Housing, and Equitable Housing Finance Plans.

On April 29, 2024, the Finance Agency released its final rule that specifies requirements related to the FHLBanks’ compliance with fair housing and fair lending laws and related regulations, including the Fair Housing Act and the Equal Credit Opportunity Act, and prohibitions on unfair or deceptive acts or practices under the Federal Trade Commission Act. The final rule (i) addresses the enforcement authority of the Finance Agency; (ii) articulates standards related to the board of directors’ oversight of fair housing, fair lending, and principles of equitable housing; and (iii) requires each FHLBank to annually report actions it voluntarily takes to address barriers to sustainable housing opportunities for underserved communities (“Equitable Housing Report Requirements”). The final rule will become effective 60 days after the date it is published in the Federal Register, except that the Equitable Housing Report Requirements will become effective on February 15, 2026. The Bank is continuing its review of the final rule and evaluating the impact it may have on the Bank and its operations.

SEC Final Rule on the Enhancement and Standardization of Climate-Related Disclosures for Investors.

On March 6, 2024, the SEC adopted a final rule that will require registrants to disclose certain climate-related information in their annual reports (Final Rules). Following several petitions seeking judicial review of the Final Rules, on April 4, 2024, the SEC has determined to exercise its discretion to stay the Final Rules pending the completion of judicial review to avoid regulatory uncertainty for registrants subject to the Final Rules’ requirements during the pendency of the challenges to their validity. As issued, the Final Rules will require disclosure of, among other things: material climate-related risks; activities to mitigate or adapt to such risks; information about a registrant’s board of directors’ oversight of climate-related risks and management’s role in managing such risks; and information on any climate-related targets or goals that are material to the registrant’s business, results of operations, or financial condition. In addition, certain disclosures related to severe weather events and other natural conditions will be required in a registrant’s audited financial statements. The Bank will be subject to the requirements of the Final Rules applicable to the Bank beginning for its annual report for fiscal year 2027. The Bank continues to review the Final Rules and their impact on the Bank’s financial condition and results of operations, including the possible effect on costs and complexities associated with its SEC reporting.

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

Risk Governance

The Bank’s lending, investment and funding and hedging activities expose the Bank to a number of risks that include, market and interest rate risk, credit and counterparty risk, liquidity and funding risk, and operational and business risks. These include risks such as use and reliance on models and end-user computing tools, technology and information security risk, among others. In addition, the Bank’s risks are affected by current and projected financial and residential mortgage market trends, including those described in Item 1A. Risk Factors in the Bank’s 2023 Form 10-K. Details regarding the Bank’s risk governance framework and processes are included in the "Risk Governance" discussion in Risk Management in Item 7. Management's Discussion and Analysis in the Bank’s 2023 Form 10-K.

Capital Adequacy Measures. The MV/CS ratio provides a current assessment of the liquidation value of the balance sheet and measures the Bank’s current ability to honor the par put redemption feature of its capital stock. This is one of the risk metrics used to evaluate the adequacy of retained earnings, which is used to develop dividend payment recommendations and support the repurchase of excess capital stock.

The current Board-approved floor for the MV/CS ratio is 90.0%. The MV/CS ratio is measured against the floor monthly. When the MV/CS ratio is below the established floor, excess capital stock repurchases and dividend payouts are restricted. See the “Capital and Retained Earnings” discussion in Financial Condition in this Item 2 for details regarding the Bank’s retained earnings policy.

The MV/CS ratio was 148.6% at March 31, 2024 and 142.7% at December 31, 2023. The increase was primarily due to the growth in retained earnings and decrease in capital stock as a result of lower advances.

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

The following table presents the Bank’s duration of equity exposure at March 31, 2024 and December 31, 2023.

(in years)	Down 200 basis points	Down 100 basis points	Base Case	Up 100 basis points	Up 200 basis points
Duration of Equity:
March 31, 2024	0.8	0.8	0.9	1.2	1.6
December 31, 2023	0.9	0.7	0.7	0.9	1.1

    Increased duration of equity for the rising rate shocks during the first three months of 2024 was primarily due to MBS portfolio growth. The Bank regularly monitors the mortgage and related fixed-income markets, including the impact that changes in the market or anticipated modeling changes may have on duration of equity and other market risk measures and may take actions to reduce market risk exposures as needed.

Return on Equity (ROE) Spread Volatility. Interest rate risk is also measured based on the volatility in the Bank’s projected return on capital in excess of the return of an established benchmark market index. ROE spread is defined as the Bank’s return on average equity, including capital stock and retained earnings, in excess of the average of the projected Federal funds rate.

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

ROE Spread Volatility Increase/(Decline)
(in basis points)	Down 200 bps Parallel Shock	Down 100 bps Longer Term Rate Shock	100 bps Steeper	100 bps Flatter	Up 200 bps Parallel Shock
March 31, 2024	(5)	5	(8)	14	1
December 31, 2023	(11)	12	(11)	17	11

    The changes in ROE spread volatility at March 31, 2024 as compared with December 31, 2023 were not significant. For each scenario, the Board's limit on the decline in ROE spread is set at no greater than 100 basis points. The Bank was in compliance with the ROE spread volatility limit across all selected interest rate shock scenarios at March 31, 2024 and December 31, 2023.

    Mark-to-Market Risk. The Bank measures earnings risk associated with certain mark-to-market positions, including economic hedges. This framework measures forward-looking, scenario-based exposure based on interest rate and volatility shocks that are applied to any existing transaction that is marked to market through the income statement without an offsetting mark arising from a qualifying hedge relationship. In addition, the Bank’s Capital Markets and Corporate Risk Management departments monitor the actual profit/loss change on a daily, monthly cumulative, and quarterly cumulative basis. The Bank’s ALCO monitors mark-to-market risk through a daily exposure guideline and quarterly profit/loss reporting trigger.

Credit and Counterparty Risk - Total Credit Exposure (TCE) and Collateral

TCE. The Bank manages the credit risk of each member on the basis of the member’s total credit exposure (TCE) to the Bank, which includes advances and related accrued interest, fees, basis adjustments and estimated prepayment fees; letters of credit; forward-dated advance commitments; and MPF credit enhancement and related obligations. This credit risk is managed by monitoring the financial condition of borrowers and by requiring all borrowers (and, where applicable in connection with member affiliate pledge arrangements approved by the Bank, their affiliates) to pledge sufficient eligible collateral for all borrower obligations to the Bank as the Bank seeks to cover all potential forms of credit-related exposure with sufficient eligible collateral. At March 31, 2024, aggregate TCE was $105.3 billion, comprised of approximately $73.2 billion in advance principal outstanding, $31.4 billion in letters of credit (including forward commitments), and $0.7 billion in accrued interest, prepayment fees, MPF credit enhancement obligations and other fees.

The Bank establishes a maximum borrowing capacity (MBC) for each member based on collateral weightings applied to eligible collateral as described in the Bank’s Member Products Policy. MBC is limited to a percentage of the members' assets based on the institution size and type. Details regarding this policy are available in the Advance Products discussion in Item 1. Business in the Bank’s 2023 Form 10-K. According to the policy, eligible collateral is weighted so that the collateral value is likely to exceed the amount that may be owed to the Bank in the event of a default. The Bank also has the ability to call for additional or substitute collateral while any indebtedness is outstanding to protect the Bank’s secured position. At March 31, 2024 and December 31, 2023, on a borrower-by-borrower basis, the Bank had a perfected security interest in eligible collateral with an estimated collateral value (after collateral weightings) in excess of the book value of all members’ and nonmember housing associates’ obligations to the Bank.

As part of the assessment of member creditworthiness, the Bank regularly monitors banking system and financial markets for signs of stress, considers events and conditions impacting a member individually or members generally and utilizes qualitative overrides to model internal credit ratings, as appropriate.

The financial condition of all members and eligible non-member housing associates is closely monitored for compliance with financial criteria as set forth in the Bank’s credit policies. The Bank has developed an internal credit rating (ICR) system that calculates financial scores and rates member institutions on a quarterly basis using a numerical rating scale from one to ten, with one being the best rating. Generally, scores are objectively calculated based on financial ratios computed from publicly available data. The scoring system gives the highest weighting to the member’s asset quality and capitalization. Other key factors include earnings and balance sheet composition. Operating results which include net income, liquidity levels and liquidity composition, capital levels, reserve coverage and other factors for the previous four quarters are used. The most recent quarter’s results are given a higher weighting. Additionally, a member’s credit score can be adjusted for various qualitative factors, such as the financial condition of the member’s holding company and impact of member market events. A higher number (i.e., worse) rating indicates that a member exhibits well defined financial weaknesses. Members in these categories are reviewed for potential change to their collateral delivery status and potential limitations on access to Bank products. Other uses of the ICR include the scheduling of on-site collateral verification reviews. Insurance company members are also rated on a ten-point scale with the rating based on both quantitative and qualitative factors. While depository institution member analysis uses standardized regulatory call report data and risk modeling, with qualitative overrides, insurance company credit risk analysis is based on various forms of financial data, including, but not limited to, statutory reporting filed by insurance companies with state insurance regulators, which requires specialized methodologies and dedicated underwriting resources.

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

The following table presents the Bank’s top five financial entities with respect to their TCE at March 31, 2024.

	March 31, 2024
(dollars in millions)	TCE	% of Total
PNC Bank, National Association, DE (1)	$37,250.6	35.4%
TD Bank, National Association, DE (2)	29,849.8	28.3
Ally Bank, UT (3)	5,136.4	4.9
Santander Bank, National Association, DE (4)	4,976.4	4.7
First National Bank of Pennsylvania	3,566.9	3.4
	$80,780.1	76.7%
Other financial institutions	24,545.2	23.3
Total TCE outstanding	$105,325.3	100.0%
Notes:
(1) For Bank membership purposes, principal place of business is Pittsburgh, PA.
(2) For Bank membership purposes, principal place of business is Wilmington, DE.
(3) For Bank membership purposes, principal place of business is Horsham, PA.
(4) For Bank membership purposes, principal place of business is Wilmington, DE, and is a subsidiary of Banco Santander, which is located in Spain.

Advance Concentration Risk. The following table lists the Bank’s top five borrowers based on advance balances at par as of March 31, 2024.

	March 31, 2024
(dollars in millions)	Advance Balance	% of Total
PNC Bank, National Association, DE (1)	$37,000.0	50.6%
TD Bank, National Association, DE (2)	8,000.0	10.9
Ally Bank, UT (3)	5,125.0	7.0
Santander Bank, National Association, DE (4)	4,951.5	6.8
First National Bank of Pennsylvania	2,790.0	3.8
	$57,866.5	79.1%
Other borrowers	15,334.3	20.9
Total advances	$73,200.8	100.0%
Notes:
(1) For Bank membership purposes, principal place of business is Pittsburgh, PA.
(2) For Bank membership purposes, principal place of business is Wilmington, DE.
(3) For Bank membership purposes, principal place of business is Horsham, PA.
(4) For Bank membership purposes, principal place of business is Wilmington, DE, and is a subsidiary of Banco Santander, which is located in Spain.

Letters of Credit. The letter of credit product is collateralized under the same policies, procedures and guidelines that apply to advances. Outstanding letters of credit totaled $28.7 billion at March 31, 2024 and $28.8 billion at December 31, 2023, primarily related to public unit deposits. Not included in these totals are additional authorized but unused standby letters of credit of $1.3 billion at March 31, 2024 and $1.1 billion at December 31, 2023. The Bank had a concentration of letters of credit with one member (TD Bank) of $19.3 billion or 67% of the total at March 31, 2024 and $19.7 billion or 68% of the total at December 31, 2023.

Collateral Policies and Practices. All members are required to maintain eligible collateral to secure their TCE in accordance with the Member Products Policy. Refer to the Risk Management section of the Bank’s 2023 Form 10-K for additional information related to the Bank’s Collateral Policy.

Collateral Agreements and Valuation. The Bank provides members with two types of collateral agreements: a blanket lien collateral pledge agreement and a specific collateral pledge agreement. Under a blanket lien agreement, the Bank obtains a lien against all of the member’s unencumbered eligible collateral assets and most ineligible assets to secure the member’s obligations with the Bank. Under a specific collateral pledge agreement, the Bank obtains a lien against specific eligible collateral assets of the member or its affiliate (if applicable) to secure the member’s obligations with the Bank. The member provides a detailed listing, as an addendum to the specific collateral agreement, identifying those assets pledged as collateral or delivered to the Bank or its third-party custodian. Details regarding average lending values provided under both blanket liens and specific liens and delivery arrangements are available in the "Credit and Counterparty Risk - TCE and Collateral" discussion in Risk Management in Item 7. Management's Discussion and Analysis in the Bank’s 2023 Form 10-K.

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

For member borrowers, the following tables present information on a combined basis regarding the type of collateral securing their outstanding credit exposure and the collateral status as of March 31, 2024 and December 31, 2023.

	March 31, 2024
(dollars in millions)	Blanket Lien		Listing		Delivery		Total
	Amount	%	Amount	%	Amount	%	Amount	%
One-to-four single-family residential mortgage loans	$117,047.6	45.0%	$141.2	5.7%	$599.3	22.0%	$117,788.1	44.4%
High quality investment securities	14,519.6	5.5	1,848.5	74.0	1,346.2	49.4	17,714.3	6.7
ORERC/CFI eligible collateral	100,821.0	38.8	471.3	18.9	624.4	22.9	101,916.7	38.4
Multi-family residential mortgage loans	27,708.4	10.7	35.7	1.4	156.5	5.7	27,900.6	10.5
Total eligible collateral value	$260,096.6	100.0%	$2,496.7	100.0%	$2,726.4	100.0%	$265,319.7	100.0%
Total TCE	$102,309.4	97.1%	$1,153.4	1.1%	$1,862.5	1.8%	$105,325.3	100.0%
Number of members	160	84.7%	17	9.0%	12	6.3%	189	100.0%

	December 31, 2023
(dollars in millions)	Blanket Lien		Listing		Delivery		Total
	Amount	%	Amount	%	Amount	%	Amount	%
One-to-four single-family residential mortgage loans	$112,933.7	44.1%	$132.8	7.4%	$615.6	29.1%	$113,682.1	43.7%
High quality investment securities	14,066.9	5.5	1,264.3	70.1	786.1	37.2	16,117.3	6.2
ORERC/CFI eligible collateral	101,065.6	39.4	373.2	20.7	644.4	30.4	102,083.2	39.3
Multi-family residential mortgage loans	28,092.9	11.0	32.8	1.8	70.3	3.3	28,196.0	10.8
Total eligible collateral value	$256,159.1	100.0%	$1,803.1	100.0%	$2,116.4	100.0%	$260,078.6	100.0%
Total TCE	$106,769.2	97.8%	$675.6	0.6%	$1,783.1	1.6%	$109,227.9	100.0%
Number of members	169	87.1%	15	7.7%	10	5.2%	194	100.0%

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

Investment Quality and External Credit Ratings. The following tables present the Bank’s investment carrying values as of March 31, 2024 and December 31, 2023, based on the lowest credit rating from the NRSROs (Moody’s, S&P and Fitch).

	March 31, 2024 (1)
	Long-Term Rating
(in millions)	AAA	AA	A	BBB	Below Investment Grade	Unrated	Total
Money market investments:
Interest-bearing deposits	$—	$—	$2,071.4	$—	$—	$—	$2,071.4
Securities purchased under agreements to resell	—	2,900.0	1,480.0	800.0	—	—	5,180.0
Federal funds sold	—	980.0	1,725.0	—	—	—	2,705.0
Total money market investments	—	3,880.0	5,276.4	800.0	—	—	9,956.4
Investment securities:
U.S. Treasury obligations	—	3,627.4	—	—	—	—	3,627.4
GSE and TVA obligations	—	1,150.3	—	—	—	—	1,150.3
State or local agency obligations	14.5	158.4	—	—	—	—	172.9
Total non-MBS	14.5	4,936.1	—	—	—	—	4,950.6
U.S. obligations single-family MBS	—	2,669.5	—	—	—	—	2,669.5
GSE single-family MBS	—	3,258.9	—	—	—	—	3,258.9
GSE multifamily MBS	—	6,605.0	—	—	—	—	6,605.0
Private label MBS	4.5	3.7	12.2	8.1	36.2	99.4	164.1
Total MBS	4.5	12,537.1	12.2	8.1	36.2	99.4	12,697.5
Total investments	$19.0	$21,353.2	$5,288.6	$808.1	$36.2	$99.4	$27,604.5

	December 31, 2023 (1)
	Long-Term Rating
(in millions)	AAA	AA	A	BBB	Below Investment Grade	Unrated	Total
Money market investments:
Interest-bearing deposits	$—	$—	$3,104.7	$—	$—	$—	$3,104.7
Securities purchased under agreements to resell	—	3,700.0	1,480.0	800.0	—	—	5,980.0
Federal funds sold	—	1,508.0	1,025.0	—	—	—	2,533.0
Total money market investments	—	5,208.0	5,609.7	800.0	—	—	11,617.7
Investment securities:
U.S. Treasury obligations	—	3,676.0	—	—	—	—	3,676.0
GSE and TVA obligations	—	1,201.0	—	—	—	—	1,201.0
State or local agency obligations	14.8	159.3	—	—	—	—	174.1
Total non-MBS	14.8	5,036.3	—	—	—	—	5,051.1
U.S. obligations single-family MBS	—	2,147.3	—	—	—	—	2,147.3
GSE single-family MBS	—	2,488.5	—	—	—	—	2,488.5
GSE multifamily MBS	—	6,523.1	—	—	—	—	6,523.1
Private label MBS	4.8	3.8	12.8	8.5	37.6	102.8	170.3
Total MBS	4.8	11,162.7	12.8	8.5	37.6	102.8	11,329.2
Total investments	$19.6	$21,407.0	$5,622.5	$808.5	$37.6	$102.8	$27,998.0
Note:
(1) Balances exclude $5.2 million of interest-bearing deposits with FHLBank of Chicago for March 31, 2024 and $6.1 million for December 31, 2023 and total accrued interest of $77.2 million for March 31, 2024 and $69.6 million for December 31, 2023, respectively.

The Bank also manages its investments’ credit risks based on an internal credit rating system. For purposes of determining the internal credit rating, the Bank measures credit exposure through a process which includes internal credit review and various external factors, including NRSRO analysis. The Bank does not rely solely on any NRSRO rating in deriving its final internal credit rating.

Short-term Investments. Within the portfolio of short-term investments, the Bank faces credit risk from unsecured exposures. The Bank’s unsecured investments have maturities generally ranging between overnight and six months and include the following types:

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

As of March 31, 2024, the Bank had unsecured exposure to ten counterparties totaling $4.8 billion, with five counterparties each exceeding 10% of the total exposure. The following table presents the Bank’s unsecured credit exposure with non-governmental counterparties by investment type at March 31, 2024 and December 31, 2023. The unsecured investment credit exposure presented may not reflect the average or maximum exposure during the period.

(in millions)
Carrying Value	March 31, 2024	December 31, 2023
Interest-bearing deposits (1)	$2,071.4	$3,104.7
Federal funds sold	2,705.0	2,533.0
Total	$4,776.4	$5,637.7
Note:
(1) Excludes $5.2 million of Interest-bearing deposits with FHLBank of Chicago for March 31, 2024 and $6.1 million for December 31, 2023.

    As of March 31, 2024, 42.4% of the Bank’s unsecured investment credit exposures were to U.S. branches and agency offices of foreign commercial banks. The Bank actively monitors its credit exposures and the credit quality of its counterparties, including an assessment of each counterparty’s financial performance, capital adequacy, sovereign support, and the current market perceptions of the counterparties. General macro-economic, political and market conditions may also be considered when deciding on unsecured exposure. As a result, the Bank may limit or suspend existing counterparties.

    Finance Agency regulations include limits on the amount of unsecured credit the Bank may extend to a counterparty or to a group of affiliated counterparties. This limit is based on a percentage of eligible regulatory capital and the counterparty's overall internal credit rating. Under these regulations, the level of eligible regulatory capital is determined as the lesser of the Bank’s total regulatory capital or the eligible amount of regulatory capital of the counterparty. The eligible amount of regulatory capital is then multiplied by a stated percentage. This percentage is 1% to 15% and is based on the counterparty's internal credit rating. The calculation of term extensions of unsecured credit includes on-balance sheet transactions, off-balance sheet commitments, and derivative transactions.

    Finance Agency regulation also permits the Bank to extend additional unsecured credit for overnight transactions and for sales of Federal funds subject to continuing contracts that renew automatically. For overnight exposures only, the Bank’s total unsecured exposure to a counterparty may not exceed twice the applicable regulatory limit, or a total of 2% to 30% of the eligible amount of regulatory capital, based on the counterparty’s internal credit rating. As of March 31, 2024, the Bank was in compliance with the regulatory limits established for unsecured credit.

    The Bank’s unsecured credit exposures to U.S. branches and agency offices of foreign commercial banks include the risk that, as a result of political or economic conditions in a country, the counterparty may be unable to meet their contractual repayment obligations. The Bank’s unsecured credit exposures to domestic counterparties and U.S. subsidiaries of foreign commercial banks include the risk that these counterparties have extended credit to foreign counterparties.

    The following table presents the long-term credit ratings of the unsecured investment credit exposures by the domicile of the counterparty or the domicile of the counterparty’s immediate parent for U.S. subsidiaries or branches and agency offices of foreign commercial banks based on the NRSROs used. This table does not reflect the foreign sovereign government's credit rating.

(in millions)
March 31, 2024 (1) (2)
	Carrying Value
Domicile of Counterparty	Investment Grade (3) (4)
	AA	A	BBB	Total
Domestic	$180.0	$2,571.4	$—	$2,751.4
U.S. branches and agency offices of foreign commercial banks:
Australia	—	525.0	—	525.0
Canada	800.0	700.0	—	1,500.0
Total U.S. branches and agency offices of foreign commercial banks	$800.0	$1,225.0	$—	$2,025.0
Total unsecured investment credit exposure	$980.0	$3,796.4	$—	$4,776.4

(in millions)
December 31, 2023 (1) (2)
	Carrying Value
Domicile of Counterparty	Investment Grade (3) (4)
	AA	A	BBB	Total
Domestic	$208.0	$3,354.7	$—	$3,562.7
U.S. branches and agency offices of foreign commercial banks:
Australia	—	525.0	—	525.0
Canada	1,300.0	250.0	—	1,550.0
Total U.S. branches and agency offices of foreign commercial banks	$1,300.0	$775.0	$—	$2,075.0
Total unsecured investment credit exposure	$1,508.0	$4,129.7	$—	$5,637.7
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
(4) Represents the NRSRO rating of the counterparty not the country. There were no AAA rated investments at March 31, 2024 or December 31, 2023.

U.S. Treasury Obligations. The Bank invests in U.S. Treasury obligations that are explicitly fully guaranteed by the U.S. government. This portfolio totaled $3.6 billion at March 31, 2024 and $3.7 billion at December 31, 2023.

Agency/GSE Securities and Agency/GSE MBS. The Bank invests in and is subject to credit risk related to securities issued by Federal Agencies or U.S. government corporations. In addition, the Bank invests in MBS issued by these same entities that are directly supported by underlying mortgage loans. Both the securities and MBS are either explicitly or implicitly guaranteed by the U.S. government. These portfolios totaled $13.7 billion at March 31, 2024 and $12.4 billion at December 31, 2023.

State and Local Agency Obligations. The Bank invests in and is subject to credit risk related to a portfolio of state and local agency obligations (i.e., Housing Finance Agency bonds) that are directly or indirectly supported by underlying mortgage loans. These portfolios totaled $172.9 million at March 31, 2024 and $174.1 million at December 31, 2023.

Private Label MBS. The Bank also holds investments in private label MBS, which are supported by underlying mortgage loans. The Bank made investments in private label MBS that were rated AAA at the time of purchase with the exception of one, which was rated AA. However, since the time of purchase, there have been significant ratings downgrades. In 2007, the Bank discontinued the purchase of private label MBS. The carrying value of the Bank’s private label MBS portfolio was $164.1 million at March 31, 2024 and $170.3 million at December 31, 2023.

Credit Losses. The Bank evaluates its private label MBS for expected credit losses quarterly, based on whether there is an expectation of a shortfall in receiving all cash flows contractually due. The Bank expects to receive all cash flows contractually due with respect to its HTM private label MBS and therefore has no ACL related to this portfolio. With respect to its AFS private label MBS, the Bank had an ACL of $13.2 million as of March 31, 2024 and $12.0 million as of December 31, 2023.

For its AFS private label MBS for which the Bank expects a shortfall, an ACL is recorded, limited to the amount of a security's unrealized loss. If the security is in an unrealized gain position, the ACL is zero.

The Bank recorded a provision for credit losses of $1.2 million and $1.1 million on its AFS private label MBS for the first quarter of 2024 and 2023, respectively. Because the Bank does not intend to sell and will not be required to sell its AFS private label MBS with recorded credit losses before anticipated recovery of their amortized cost basis, the Bank did not write down any of its AFS private label MBS securities amortized cost basis for the difference between amortized cost and fair value.

For those AFS private label MBS with a credit loss previously recorded, when the Bank projects an increase in cash flows during its quarterly assessment of expected credit losses, the Bank will first reverse the ACL by recognizing a reversal for credit losses up to the amount of the ACL, if any. If the Bank projects a significant increase in cash flows, the Bank adjusts the accretable yield prospectively and recognizes the interest income over the remaining lives of the securities. The amount recognized in interest income on these securities was $2.1 million and $2.8 million for the first quarter of 2024 and 2023.

Credit and Counterparty Risk - Mortgage Loans and Derivatives

Mortgage Loans. The Finance Agency has authorized the Bank to hold mortgage loans under the MPF Program whereby the Bank acquires mortgage loans from participating members in a shared credit risk structure. Conventional mortgage loans carry CE such that the Bank has a high degree of confidence that it will be paid principal and interest in all material respects, even under reasonably likely adverse changes to expected economic conditions. Loans are assessed by a third-party credit model at acquisition, and a CE is calculated based on loan attributes and the Bank’s risk tolerance with respect to its MPF portfolio. The Bank had net mortgage loans held for portfolio of $4.7 billion at March 31, 2024 and $4.7 billion at December 31, 2023, after an allowance for credit losses of $2.8 million at March 31, 2024 and $3.0 million at December 31, 2023.

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

When a conventional mortgage loan requires PMI, the MPF Program modeling applied to the Bank’s acquisitions requires additional CE from the PFI to compensate for the mortgage insurer rating when it is below BBB+. The unpaid principal balance and maximum coverage outstanding for seriously delinquent loans with PMI as of March 31, 2024 was $7.4 million and $2.2 million, respectively. The corresponding amounts at December 31, 2023 were $8.5 million and $2.6 million.

The MPF Plus product required SMI under the MPF Program when each pool was established. At March 31, 2024, five of the 14 MPF Plus pools still have SMI policies in place. The Bank does not currently offer the MPF Plus product and has not purchased loans under MPF Plus Commitments since July 2006. Per MPF Program guidelines, the existing MPF Plus product exposure is required to be secured by the PFI once the SMI company is rated below AA-. As of March 31, 2024, all of the SMI exposure is fully collateralized.

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

Uncleared Derivatives. The Bank is subject to non-performance by counterparties to its uncleared derivative transactions. The Bank requires collateral on uncleared derivative transactions. Generally, the Bank’s ISDA agreements for uncleared derivatives have collateral delivery thresholds set to zero (subject to minimum transfer amounts). The Bank has a small number of legacy trades that require collateral amounts from its counterparties based on credit rating. As a result of these risk mitigation initiatives, the Bank does not anticipate any credit losses on its uncleared derivative transactions with counterparties as of March 31, 2024. The Bank’s total net credit exposure to uncleared derivative counterparties is immaterial.

Credit risk related to uncleared derivatives will be further mitigated by the two-way initial margin rules as required by the Wall Street Reform and Consumer Protection Act. However, as of March 31, 2024, the Bank did not exceed initial margin thresholds and was not required to post two-way initial margin. If the Bank’s aggregate uncleared derivative transactions exposure to a counterparty exceeds the threshold, certain investment securities are required to be posted and held at a third-party custodian.

    Cleared Derivatives. The Bank is subject to credit risk exposure to the Clearing Houses and clearing agent. The requirement that the Bank post initial margin and exchange variation margin settlement payments, through the clearing agent, to the Clearing Houses, exposes the Bank to institutional credit risk in the event that the clearing agent or the Clearing Houses fail to meet their obligations. Initial margin is the amount calculated based on anticipated exposure to future changes in the value of a swap and protects the Clearing Houses from market risk in the event of default by one of its clearing agents. Variation margin is the amount accumulated through daily settlement of the current exposure arising from changes in the market value of the position since the trade was executed. The Bank’s use of cleared derivatives is intended to mitigate credit risk exposure because a central counterparty is substituted for individual counterparties and collateral postings and variation margin settlement payments are made daily for changes in the value of cleared derivatives through a clearing agent. The Bank does not anticipate any credit losses on its cleared derivatives as of March 31, 2024.

    The contractual or notional amount of derivative transactions reflects the involvement of the Bank in the various classes of financial instruments. The maximum credit risk of the Bank with respect to derivative transactions is the estimated cost of replacing the derivative transactions if there is a default, minus the value of any related collateral, including initial margin and variation margin settlements on cleared derivatives. In determining maximum credit risk, the Bank considers accrued interest receivables and payables as well as the netting requirements to net assets and liabilities. The following table presents the derivative positions with non-member counterparties and member institutions to which the Bank has credit exposure at March 31, 2024 and December 31, 2023.

(in millions)	March 31, 2024
Credit Rating (1)	Notional Amount	Fair Value Before Collateral	Cash Collateral Pledged To (From) Counterparties	Net Credit Exposure to Counterparties
Non-member counterparties
Asset positions with credit exposure:
Cleared derivatives	$46,053.0	$13.5	$391.9	$405.4
Liability positions with credit exposure:
Uncleared derivatives
A	$6,779.0	$(164.0)	$165.0	$1.0
Total derivative positions with credit exposure to non-member counterparties	$52,832.0	$(150.5)	$556.9	$406.4
Member institutions (2)	14.1	—	—	—
Total	$52,846.1	$(150.5)	$556.9	$406.4
Derivative positions without credit exposure	20,191.0
Total notional	$73,037.1

(in millions)	December 31, 2023
Credit Rating (1)	Notional Amount	Fair Value Before Collateral	Cash Collateral Pledged To (From) Counterparties	Net Credit Exposure to Counterparties
Non-member counterparties
Asset positions with credit exposure:
Uncleared derivatives
AA	$200.0	$0.1	$—	$0.1
A	30.0	0.2	—	0.2
Cleared derivatives	48,421.1	4.3	403.6	407.9
Liability positions with credit exposure:
Uncleared derivatives
BBB	$7,263.1	$(79.6)	$79.7	$0.1
Total derivative positions with credit exposure to non-member counterparties	$55,914.2	$(75.0)	$483.3	$408.3
Member institutions (2)	30.0	0.2	—	0.2
Total	$55,944.2	$(74.8)	$483.3	$408.5
Derivative positions without credit exposure	29,453.0
Total notional	$85,397.2
Notes:
(1) This table does not reflect any changes in rating, outlook or watch status occurring after March 31, 2024. The ratings presented in this table represent the lowest long-term counterparty credit rating available for each counterparty based on the NRSROs used by the Bank.
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

Consolidated Obligations. The Bank’s ability to operate its business, meet its obligations and generate net interest income depends primarily on the ability to issue large amounts of various debt structures at attractive rates. Consolidated obligation bonds and discount notes, along with member deposits and capital, represent the primary funding sources used by the Bank to support its asset base. Consolidated obligations benefit from the Bank’s GSE status; however, they are not obligations of the U.S., and the U.S. government does not guarantee them. Consolidated obligation bonds and discount notes are rated Aaa with negative outlook/P-1 by Moody’s and AA+ with stable outlook/A-1+ by S&P as of March 31, 2024. These ratings measure the likelihood of timely payment of principal and interest. Note 6 - Consolidated Obligations to the unaudited financial statements in this Form 10-Q provides additional information regarding the Bank’s consolidated obligations.

Liquidity Investment Portfolio. The following investments are eligible to be included in the Bank’s liquidity investment portfolio for regulatory purposes: cash, interest-bearing deposits, Federal funds sold, securities purchased under agreements to resell, and U.S. Treasury obligations classified as trading or AFS.

Contingency Liquidity. The Bank’s sources of contingency liquidity include maturing overnight and short-term investments, maturing advances, unencumbered repurchase-eligible assets, trading securities, AFS securities, and MBS repayments. Uses of contingency liquidity include net settlements of consolidated obligations, member loan commitments, mortgage loan purchase commitments, deposit outflows and maturing other borrowed funds. Excess contingency liquidity is calculated as the difference between sources and uses of contingency liquidity. Excess contingency liquidity was approximately $29.3 billion at March 31, 2024 and $32.0 billion at December 31, 2023.

    Funding and Debt Issuance. During the first three months of 2024, the Bank maintained continual access to funding. Access to short-term debt markets has been reliable because investors, driven by increased liquidity preferences and risk aversion have sought the FHLBanks’ short-term debt as an asset of choice. The FHLBanks have maintained comparatively stable access to funding through a diverse investor base at relatively favorable spreads to U.S. Treasury rates. Changes or disruptions in the capital markets could limit the Bank’s ability to issue consolidated obligations, which could impact the Bank’s liquidity and cost of funds.

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

    Regulatory Liquidity Requirements. The Bank is required to maintain a level of liquidity in accordance with certain Finance Agency guidance. Under these policies and guidelines, the Bank is required to maintain contingency liquidity to meet liquidity needs in an amount at least equal to its anticipated net cash outflows under certain scenarios. One scenario assumes that the Bank cannot access the capital markets for a period of 20 days and during that time members would renew any maturing, prepaid or called advances. In addition, the Bank is required to perform and report to the Finance Agency the results of an annual liquidity stress test. For the three months ended March 31, 2024, the Bank was in compliance with these liquidity requirements. Refer to the Liquidity and Funding Risk section in Item 7. of the Bank’s 2023 Form 10-K for additional information.

    Joint and Several Liability. Although the Bank is primarily liable for its portion of consolidated obligations (i.e., those issued on its behalf), the Bank is also jointly and severally liable with the other 10 FHLBanks for the payment of principal and interest on consolidated obligations of all the FHLBanks. The Finance Agency, in its discretion and notwithstanding any other provisions, may at any time order any FHLBank to make principal or interest payments due on any consolidated obligation, even in the absence of default by the primary obligor. To the extent that an FHLBank makes any payment on a consolidated obligation on behalf of another FHLBank, the paying FHLBank shall be entitled to reimbursement from the non-paying FHLBank, which has a corresponding obligation to reimburse the FHLBank to the extent of such assistance and other associated costs. However, if the Finance Agency determines that the non-paying FHLBank is unable to satisfy its obligations, then the Finance Agency may allocate the outstanding liability among the remaining FHLBanks on a pro rata basis in proportion to each FHLBank’s participation in all consolidated obligations outstanding, or on any other basis the Finance Agency may determine. Finance Agency regulations govern the issuance of debt on behalf of the FHLBanks and authorize the FHLBanks to issue consolidated obligations, through the OF as its agent. The Bank is not permitted to issue individual debt without Finance Agency approval. See Note 6 - Consolidated Obligations of the audited financial statements in Item 8. Financial Statements and Supplementary Data in the Bank’s 2023 Form 10-K for additional information.

Operational and Business Risks

    Operational Risk. Operational Risk is defined as the potential for loss resulting from inadequate or failed internal processes, people, and systems, or from external events and encompasses risks related to housing mission-related activities, including the Bank’s member products and services activities and those associated with affordable housing programs or goals and other Bank business activities. The Bank considers various sources of risk of unexpected loss, including human error, fraud, unenforceability of legal contracts, deficiencies in internal controls and/or information systems, and the impact of cyber-security attacks, vendor breakdown, or damage from fire, theft, natural disaster or acts of terrorism. Generally, the category of operational risk includes loss exposures of a physical or procedural nature. Specifically, operational risk includes compliance, fraud, information/transaction, legal, cyber, vendor, people, succession and model risk. The Bank has established policies and procedures to manage each of the specific operational risks. The Bank’s approach to cybersecurity risk is discussed in Item 1C. Cybersecurity in the Bank’s 2023 Form 10-K.

    Business Risk. Business risk is the possibility of an adverse impact on the Bank’s profitability or financial or business strategies resulting from external factors that may occur in the short-term and/or long-term. This risk includes the potential for strategic business constraints to be imposed through regulatory, legislative or political changes. Examples of external factors may include, but are not limited to: macroeconomic conditions, financial services industry consolidation, a declining membership base, concentration of borrowing among members, the introduction of new competing products and services, increased non-Bank competition, quantitative tightening, weakening of the FHLBank System’s GSE status, changes in the deposit and mortgage markets for the Bank’s members, changes that occur as a result of legislation or new or changed regulatory guidance, including any actions which may be taken by the Finance Agency as a result of its "FHLBank System at 100: Focusing on the Future" review, geopolitical instability, climate change and other factors that may have a significant direct or indirect impact on the ability of the Bank to achieve its mission and strategic objectives. The Bank’s various Risk Management Committees monitor economic indicators and the external environment in which the Bank operates for alignment with the Bank’s risk appetite. A discussion of various Bank risks was also included in Item 1A. Risk Factors in the Bank’s 2023 Form 10-K.

For additional information on operating and business risks to the Bank, see Risk Factors in Item 1A and the "Operating and Business Risks" discussion in the Risk Management section and Legislative and Regulatory Developments of Item 7. in the Bank’s 2023 Form 10-K as well as Legislative and Regulatory Developments in Item 2. in this Form 10-Q.

Item 1: Financial Statements (unaudited)

Federal Home Loan Bank of Pittsburgh
Statements of Income (unaudited)

	Three months ended March 31,
(in thousands)	2024	2023
Interest income:
Advances	$1,065,185	$890,060
Interest-bearing deposits	51,435	42,939
Securities purchased under agreements to resell	104,191	55,020
Federal funds sold	34,554	57,013
Trading securities	1,717	1,844
Available-for-sale (AFS) securities	227,129	149,203
Held-to-maturity (HTM) securities	14,210	7,379
Mortgage loans held for portfolio	40,667	35,520
Total interest income	1,539,088	1,238,978
Interest expense:
Consolidated obligations - discount notes	171,231	388,988
Consolidated obligations - bonds	1,162,621	685,469
Deposits	8,991	6,473
Mandatorily redeemable capital stock and other borrowings	599	663
Total interest expense	1,343,442	1,081,593
Net interest income	195,646	157,385
Provision for credit losses	1,259	1,442
Net interest income after provision for credit losses	194,387	155,943
Noninterest income (loss):
Net gains (losses) on investment securities (Note 2)	(1,066)	2,840
Net gains (losses) on derivatives (Note 5)	5,818	(3,028)
Standby letters of credit fees	8,450	6,778
Other, net	1,721	520
Total noninterest income (loss)	14,923	7,110
Other expense:
Compensation and benefits	16,135	14,452
Other operating	11,118	8,558
Finance Agency	2,058	1,655
Office of Finance	1,846	1,483
Voluntary contributions	6,966	—
Total other expense	38,123	26,148
Income before assessments	171,187	136,905
Affordable Housing Program (AHP) assessment	17,179	13,747
Net income	$154,008	$123,158

The accompanying notes are an integral part of these financial statements.

Federal Home Loan Bank of Pittsburgh
Statements of Comprehensive Income (Loss) (unaudited)

	Three months ended March 31,
(in thousands)	2024	2023
Net income	$154,008	$123,158
Other comprehensive income (loss):
Net unrealized gains (losses) on AFS securities	53,325	11,117
Pension and post-retirement benefits	(7)	(5)
Total other comprehensive income (loss)	53,318	11,112
Total comprehensive income (loss)	$207,326	$134,270

The accompanying notes are an integral part of these financial statements.

Federal Home Loan Bank of Pittsburgh
Statements of Condition (unaudited)

(in thousands)	March 31, 2024	December 31, 2023
ASSETS
Cash and due from banks	$13,518	$11,509
Interest-bearing deposits (Note 2)	2,076,605	3,110,803
Securities purchased under agreements to resell (Note 2)	5,180,000	5,980,000
Federal funds sold (Note 2)	2,705,000	2,533,000
Investment securities: (Note 2)
Trading securities	187,351	217,722
AFS securities, net; amortized cost of $16,191,482 and $14,907,783	16,158,725	14,822,933
HTM securities; fair value of $1,220,766 and $1,272,746	1,301,956	1,339,759
Total investment securities	17,648,032	16,380,414
Advances (Note 3)	72,896,649	78,431,508
Mortgage loans held for portfolio, net (Note 4)	4,709,050	4,697,752
Accrued interest receivable	517,730	517,361
Derivative assets (Note 5)	406,353	408,507
Other assets	89,139	76,791
Total assets	$106,242,076	$112,147,645

LIABILITIES AND CAPITAL
Liabilities
Deposits	$687,696	$636,726
Consolidated obligations: (Note 6)
Discount notes	10,554,124	13,683,580
Bonds	88,373,021	90,801,032
Total consolidated obligations	98,927,145	104,484,612
Mandatorily redeemable capital stock (Note 7)	27,539	27,874
Accrued interest payable	692,175	753,663
AHP payable	130,740	116,338
Derivative liabilities (Note 5)	10,025	7,334
Other liabilities	226,012	441,360
Total liabilities	100,701,332	106,467,907
Commitments and contingencies (Note 10)
Capital (Note 7)
Capital stock - Class B putable ($100 par value) issued and outstanding shares 36,529 and 39,205, respectively	3,652,948	3,920,530
Retained earnings:
Unrestricted	1,260,792	1,216,323
Restricted	646,174	615,373
Total retained earnings	1,906,966	1,831,696
Accumulated Other Comprehensive Income (Loss) (AOCI)	(19,170)	(72,488)
Total capital	5,540,744	5,679,738
Total liabilities and capital	$106,242,076	$112,147,645

The accompanying notes are an integral part of these financial statements.

Federal Home Loan Bank of Pittsburgh
Statements of Cash Flows (unaudited)

	Three months ended March 31,
(in thousands)	2024	2023
OPERATING ACTIVITIES
Net income	$154,008	$123,158
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization (accretion)	(23,612)	12,672
Net change in derivative and hedging activities	233,798	(120,489)
Net change in fair value adjustments on trading securities	1,066	(2,840)
Other adjustments, net	1,902	1,867
Net change in:
Accrued interest receivable	(1,285)	(110,358)
Other assets	(13,190)	1,821
Accrued interest payable	(61,378)	178,461
Other liabilities	8,556	3,294
Total adjustments	145,857	(35,572)
Net cash provided by (used in) operating activities	$299,865	$87,586
INVESTING ACTIVITIES
Net change in:
Interest-bearing deposits (including $919 and $(396) (to) from other FHLBanks)	$959,819	$(220,882)
Securities purchased under agreements to resell	800,000	(1,380,000)
Federal funds sold	(172,000)	228,000
Trading securities:
Proceeds	29,350	—
AFS securities:
Proceeds	190,000	1,171,438
Purchases	(1,816,252)	(1,433,749)
HTM securities:
Proceeds	37,575	31,539
Advances:
Repaid	128,261,181	187,962,997
Originated	(122,814,820)	(207,068,668)
Mortgage loans held for portfolio:
Principal collected	78,747	80,996
Purchases	(91,818)	(50,020)
Other investing activities, net	(995)	(1,265)
Net cash provided by (used in) investing activities	$5,460,787	$(20,679,614)

Federal Home Loan Bank of Pittsburgh Statements of Cash Flows (unaudited)
(continued)
	Three months ended March 31,
(in thousands)	2024	2023
FINANCING ACTIVITIES
Net change in deposits	$81,530	$72,287
Net proceeds from issuance of consolidated obligations:
Discount notes	61,139,280	175,124,695
Bonds	28,162,787	35,214,694
Payments for maturing and retiring consolidated obligations:
Discount notes	(64,250,880)	(178,290,882)
Bonds	(30,544,705)	(12,284,855)
Proceeds from issuance of capital stock	783,346	2,109,372
Payments for repurchase/redemption of capital stock	(1,050,928)	(1,281,269)
Payments for repurchase/redemption of mandatorily redeemable capital stock	(335)	(4,778)
Cash dividends paid	(78,738)	(59,568)
Net cash provided by (used in) financing activities	$(5,758,643)	$20,599,696
Net increase (decrease) in cash and due from banks	$2,009	$7,668
Cash and due from banks at beginning of the period	11,509	13,242
Cash and due from banks at end of the period	$13,518	$20,910
Supplemental disclosures:
Cash activities:
Interest paid	$1,389,971	$883,115
AHP payments, net	3,471	2,462
Non-cash activities:
Capital stock reclassified to mandatorily redeemable capital stock	—	5,907

The accompanying notes are an integral part of these financial statements.

Federal Home Loan Bank of Pittsburgh
Statements of Changes in Capital (unaudited)

	Capital Stock - Putable		Retained Earnings
(in thousands)	Shares	Par Value	Unrestricted	Restricted	Total	AOCI	Total Capital
December 31, 2022	34,284	$3,428,405	$1,037,182	$499,055	$1,536,237	$(66,527)	$4,898,115
Comprehensive income (loss)	—	—	98,527	24,631	123,158	11,112	134,270
Issuance of capital stock	21,094	2,109,372	—	—	—	—	2,109,372
Repurchase/redemption of capital stock	(12,813)	(1,281,269)	—	—	—	—	(1,281,269)
Stock reclassified to mandatorily redeemable capital stock	(59)	(5,907)	—	—	—	—	(5,907)
Cash dividends	—	—	(59,568)	—	(59,568)	—	(59,568)
March 31, 2023	42,506	$4,250,601	$1,076,141	$523,686	$1,599,827	$(55,415)	$5,795,013

December 31, 2023	39,205	$3,920,530	$1,216,323	$615,373	$1,831,696	$(72,488)	$5,679,738
Comprehensive income (loss)	—	—	123,207	30,801	154,008	53,318	207,326
Issuance of capital stock	7,833	783,346	—	—	—	—	783,346
Repurchase/redemption of capital stock	(10,509)	(1,050,928)	—	—	—	—	(1,050,928)
Cash dividends	—	—	(78,738)	—	(78,738)	—	(78,738)
March 31, 2024	36,529	$3,652,948	$1,260,792	$646,174	$1,906,966	$(19,170)	$5,540,744

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

Certain amounts in the 2023 financial statements have been reclassified to conform to the financial statement presentation. These amounts were not deemed to be material.

The accounting and financial reporting policies of the Bank conform to U.S. Generally Accepted Accounting Principles (GAAP). Preparation of the unaudited financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, as well as the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of income and expenses. Actual results could differ from those estimates. In the opinion of management, all normal recurring adjustments have been included for a fair statement of this interim financial information. These unaudited financial statements should be read in conjunction with the audited financial statements for the year ended December 31, 2023 included in the Bank’s 2023 Form 10-K.

Notes to Unaudited Financial Statements (continued)

Note 1 – Changes in Accounting Principle and Recently Issued Accounting Standards and Interpretations

    The Bank did not adopt any new accounting standards during the three months ended March 31, 2024.

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

Interest-bearing deposits and Federal funds sold are unsecured investments. Federal funds sold are generally transacted on an overnight term. Finance Agency regulations include a limit on the amount of unsecured credit the Bank may extend to a counterparty. At March 31, 2024 and December 31, 2023, all investments in interest-bearing deposits and Federal funds sold were repaid according to the contractual terms; no ACL was recorded for these assets at March 31, 2024 and December 31, 2023. Carrying values of interest-bearing deposits and Federal funds exclude accrued interest receivable which was immaterial for all periods presented. At March 31, 2024, none of these investments were with counterparties rated below BBB or with unrated counterparties. These may differ from any internal ratings of the investments by the Bank, if applicable.

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

At March 31, 2024 and December 31, 2023, all investments in securities purchased under agreements to resell were repaid according to the contractual terms; no ACL was recorded for these assets at March 31, 2024 and December 31, 2023. Carrying value of securities purchased under agreements to resell excludes accrued interest receivable which was immaterial for all periods presented. At March 31, 2024, none of these investments were with counterparties rated below BBB or with unrated counterparties. These may differ from any internal ratings of the investments by the Bank, if applicable.

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

At March 31, 2024, total investment securities and accrued interest included $122.1 million of net unsettled purchases which represent a non-cash activity which are not reflected on the Statements of Cash Flows. There was $346.6 million at December 31, 2023.

    Trading Securities. The following table presents the fair value of trading securities by major security type at March 31, 2024 and December 31, 2023.

(in thousands)	March 31, 2024	December 31, 2023
GSE obligations	$187,351	$217,722

Notes to Unaudited Financial Statements (continued)

The following table presents net gains (losses) on trading securities for the first three months of 2024 and 2023.

	Three months ended March 31,
(in thousands)	2024	2023
Net unrealized gains (losses) on trading securities held at period-end	$(1,147)	$2,840
Net gains (losses) on trading securities sold/matured during the period	81	—
Net gains (losses) on trading securities	$(1,066)	$2,840

AFS Securities. The following tables presents AFS securities by major security type at March 31, 2024 and December 31, 2023.

	March 31, 2024
(in thousands)	Amortized Cost (1)	Allowance for Credit Losses	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Non-MBS:
U.S. Treasury obligations	$3,622,440	$—	$8,958	$(3,980)	$3,627,418
GSE and TVA obligations	942,307	—	22,869	(2,218)	962,958
State or local agency obligations	183,169	—	1	(10,333)	172,837
Total non-MBS	$4,747,916	$—	$31,828	$(16,531)	$4,763,213
MBS:
U.S. obligations single-family	$2,097,157	$—	$2,300	$(14,292)	$2,085,165
GSE single-family	2,871,459	—	2,600	(44,978)	2,829,081
GSE multifamily	6,342,985	—	28,273	(11,617)	6,359,641
Private label	131,965	(13,222)	6,485	(3,603)	121,625
Total MBS	$11,443,566	$(13,222)	$39,658	$(74,490)	$11,395,512
Total AFS securities	$16,191,482	$(13,222)	$71,486	$(91,021)	$16,158,725

	December 31, 2023
(in thousands)	Amortized Cost (1)	Allowance for Credit Losses	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Non-MBS:
U.S. Treasury obligations	$3,683,045	$—	$1,345	$(8,353)	$3,676,037
GSE and TVA obligations	967,074	—	18,218	(1,985)	983,307
State or local agency obligations	183,430	—	19	(9,338)	174,111
Total non-MBS	$4,833,549	$—	$19,582	$(19,676)	$4,833,455
MBS:
U.S. obligations single-family	$1,551,915	$—	$3,161	$(16,687)	$1,538,389
GSE single-family	2,095,261	—	5,174	(52,683)	2,047,752
GSE multifamily	6,293,426	—	8,922	(24,819)	6,277,529
Private label	133,632	(11,988)	7,609	(3,445)	125,808
Total MBS	$10,074,234	$(11,988)	$24,866	$(97,634)	$9,989,478
Total AFS securities	$14,907,783	$(11,988)	$44,448	$(117,310)	$14,822,933
Note:
(1) Includes adjustments made to the cost basis of an investment for accretion, amortization and/or fair value hedge accounting adjustments, and excludes accrued interest receivable of $61.7 million at March 31, 2024 and $52.4 million at December 31, 2023.

Notes to Unaudited Financial Statements (continued)
The following tables summarize the AFS securities with gross unrealized losses as of March 31, 2024 and December 31, 2023. The gross unrealized losses are aggregated by major security type and length of time that individual securities have been in a continuous unrealized loss position.

	March 31, 2024
	Less than 12 Months		Greater than 12 Months		Total
(in thousands)	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
Non-MBS:
U.S. Treasury obligations	$—	$—	$69,417	$(3,980)	$69,417	$(3,980)
GSE and TVA obligations	3,808	(42)	32,615	(2,176)	36,423	(2,218)
State or local agency obligations	23,267	(93)	148,870	(10,240)	172,137	(10,333)
Total non-MBS	$27,075	$(135)	$250,902	$(16,396)	$277,977	$(16,531)
MBS:
U.S. obligations single-family	$696,763	$(4,694)	$407,788	$(9,598)	$1,104,551	$(14,292)
GSE single-family	180,021	(336)	1,448,219	(44,642)	1,628,240	(44,978)
GSE multifamily	739,264	(1,342)	2,539,040	(10,275)	3,278,304	(11,617)
Private label	6,482	(106)	37,922	(3,497)	44,404	(3,603)
Total MBS	$1,622,530	$(6,478)	$4,432,969	$(68,012)	$6,055,499	$(74,490)
Total	$1,649,605	$(6,613)	$4,683,871	$(84,408)	$6,333,476	$(91,021)

	December 31, 2023
	Less than 12 Months		Greater than 12 Months		Total
(in thousands)	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
Non-MBS:
U.S. Treasury obligations	$2,655,906	$(4,566)	$94,409	$(3,787)	$2,750,315	$(8,353)
GSE and TVA obligations	—	—	32,837	(1,985)	32,837	(1,985)
State or local agency obligations	2,229	(11)	149,653	(9,327)	151,882	(9,338)
Total non-MBS	$2,658,135	$(4,577)	$276,899	$(15,099)	$2,935,034	$(19,676)
MBS:
U.S. obligations single-family	$722,587	$(5,968)	$291,262	$(10,719)	$1,013,849	$(16,687)
GSE single-family	205,891	(2,279)	1,329,086	(50,404)	1,534,977	(52,683)
GSE multifamily	2,650,655	(16,858)	2,000,100	(7,961)	4,650,755	(24,819)
Private label	18,497	(686)	27,259	(2,759)	45,756	(3,445)
Total MBS	$3,597,630	$(25,791)	$3,647,707	$(71,843)	$7,245,337	$(97,634)
Total	$6,255,765	$(30,368)	$3,924,606	$(86,942)	$10,180,371	$(117,310)

Notes to Unaudited Financial Statements (continued)
Redemption Terms. The amortized cost and fair value of AFS securities by contractual maturity as of March 31, 2024 and December 31, 2023 are presented below. Expected maturities of some securities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment fees. MBS are not presented by contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment fees.

(in thousands)	March 31, 2024		December 31, 2023
Year of Maturity	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Non-MBS:
Due in one year or less	$63,163	$63,296	$100,351	$100,521
Due after one year through five years	3,999,163	4,013,272	4,022,388	4,024,322
Due after five years through ten years	563,975	572,867	588,935	594,033
Due after ten years	121,615	113,778	121,875	114,579
Total non-MBS	4,747,916	4,763,213	4,833,549	4,833,455
MBS	11,443,566	11,395,512	10,074,234	9,989,478
Total AFS securities	$16,191,482	$16,158,725	$14,907,783	$14,822,933

Interest Rate Payment Terms. The following table details interest payment terms at March 31, 2024 and December 31, 2023.

(in thousands)	March 31, 2024	December 31, 2023
Amortized cost of AFS non-MBS:
Fixed-rate	$4,747,916	$4,833,549
Total non-MBS	$4,747,916	$4,833,549
Amortized cost of AFS MBS:
Fixed-rate	$3,855,053	$3,804,161
Variable-rate	7,588,513	6,270,073
Total MBS	$11,443,566	$10,074,234
Total amortized cost of AFS securities	$16,191,482	$14,907,783

HTM Securities. The following tables presents HTM securities by major security type at March 31, 2024 and December 31, 2023.

	March 31, 2024
(in thousands)	Amortized Cost (1)	Gross Unrealized Holding Gains	Gross Unrealized Holding Losses	Fair Value
MBS:
U.S. obligations single-family	$584,440	$471	$(7,782)	$577,129
GSE single-family	429,797	563	(62,603)	367,757
GSE multifamily	245,351	—	(8,971)	236,380
Private label	42,368	—	(2,868)	39,500
Total MBS	$1,301,956	$1,034	$(82,224)	$1,220,766
Total HTM securities	$1,301,956	$1,034	$(82,224)	$1,220,766

Notes to Unaudited Financial Statements (continued)

	December 31, 2023
(in thousands)	Amortized Cost (1)	Gross Unrealized Holding Gains	Gross Unrealized Holding Losses	Fair Value
MBS:
U.S. obligations single-family	$608,937	$4,962	$(5,362)	$608,537
GSE single-family	440,752	1,393	(58,407)	383,738
GSE multifamily	245,545	—	(6,730)	238,815
Private label	44,525	—	(2,869)	41,656
Total MBS	$1,339,759	$6,355	$(73,368)	$1,272,746
Total HTM securities	$1,339,759	$6,355	$(73,368)	$1,272,746
Note:
(1) Includes adjustments made to the cost basis of an investment for accretion and amortization and excludes accrued interest receivable of $4.6 million at March 31, 2024 and $4.7 million at December 31, 2023.

Redemption Terms. The HTM securities consisted entirely of MBS, and as such are not presented by contractual maturity because borrowers may have the right to call or prepay obligations with or without call or prepayment fees.

Interest Rate Payment Terms. The following table details interest rate payment terms at March 31, 2024 and December 31, 2023.

(in thousands)	March 31, 2024	December 31, 2023
Amortized cost of HTM MBS:
Fixed-rate	$1,197,724	$1,230,759
Variable-rate	104,232	109,000
Total MBS	$1,301,956	$1,339,759
Total HTM securities	$1,301,956	$1,339,759

Debt Securities ACL. For HTM securities, there was no ACL at March 31, 2024 and December 31, 2023. For AFS securities, the Bank recorded an ACL only on its private label MBS at March 31, 2024 and December 31, 2023.

AFS Debt Securities - Rollforward of ACL. The following table presents a rollforward of the ACL on AFS securities for the three months ended March 31, 2024 and 2023.

	Private label MBS
	Three months ended March 31,
(in thousands)	2024	2023
Balance, beginning of period	$11,988	$8,532
Increases (decreases) for securities with a previous ACL or OTTI recorded	1,234	1,080
Balance, end of period	$13,222	$9,612

Debt Securities ACL Methodology. To evaluate investment securities for credit losses at March 31, 2024, the Bank employs the following methodologies by major security type.

GSE and Other U.S. Obligations. The Bank invests in GSE and other U.S. obligations, which includes Tennessee Valley Authority obligations, single-family MBS, and GSE single-family and multifamily MBS. These securities are issued by Federal Agencies or U.S. government corporations and include MBS issued by these same entities that are directly supported by underlying mortgage loans. All of these securities are highly-rated. In the case of U.S. obligations, they carry an explicit government guarantee. In the case of GSE securities, they are purchased under an assumption that the issuers’ obligation to pay principal and interest on those securities will be honored. As a result, no ACL was recorded on GSE and other U.S. obligations at March 31, 2024 or December 31, 2023.

The Bank only purchases GSE and other U.S. obligations considered investment quality. At March 31, 2024, all of these GSE and other U.S. obligations, based on amortized cost, were rated BBB or above by a NRSRO, based on the lowest long-term credit rating for each security. These may differ from any internal ratings of the securities by the Bank, if applicable.

Notes to Unaudited Financial Statements (continued)

State or Local Agency Obligations. The Bank invests in state or local agency obligations, such as municipal securities. These securities are subject to credit risk related to a portfolio of state and local agency obligations (i.e., Housing Finance Agency bonds). The Bank has not experienced any payment defaults on these instruments.

    The Bank only purchases state or local agency obligations considered investment quality. At March 31, 2024, all of these state or local agency obligations, based on amortized cost, were rated BBB or above by a NRSRO, based on the lowest long-term credit rating for each security. These may differ from any internal ratings of the securities by the Bank, if applicable.

The Bank evaluates AFS state or local agency obligations for an ACL based on a credit assessment of the issuer, or guarantor. If the Bank determines that an ACL should be recognized, it is limited to the unrealized loss of the state or local agency obligation, including zero if it is in an unrealized gain position. At March 31, 2024 and December 31, 2023, the Bank expected to receive all cash flows contractually due, and no ACL was recorded on AFS state or local agency obligations.

    Private Label MBS. The Bank also holds investments in private label MBS. The Bank has not purchased any private label MBS since 2007. However, many of these securities have experienced significant credit deterioration. As of March 31, 2024, 16.4% of private label MBS (AFS and HTM combined, based on amortized cost) were rated BBB or above by a NRSRO and the remaining securities were either rated less than BBB or unrated. To determine whether an ACL is necessary on these securities, the Bank uses cash flow analyses.

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

The following table details the Bank’s advances portfolio by year of redemption and weighted-average interest rate as of March 31, 2024 and December 31, 2023.

(dollars in thousands)	March 31, 2024		December 31, 2023
Year of Redemption	Amount	Weighted Average Interest Rate	Amount	Weighted Average Interest Rate
Due in 1 year or less	$46,488,825	5.28%	$46,380,744	5.35%
Due after 1 year through 2 years	16,787,629	5.27	19,483,400	5.17
Due after 2 years through 3 years	6,661,535	4.91	9,308,565	5.24
Due after 3 years through 4 years	2,285,107	4.15	1,909,905	3.97
Due after 4 years through 5 years	814,028	4.18	1,395,177	4.29
Thereafter	163,712	3.34	169,407	3.33
Total par value	73,200,836	5.19%	78,647,198	5.24%
Deferred prepayment fees	(437)		(537)
Fair value hedging adjustments	(303,750)		(215,153)
Total book value (1)	$72,896,649		$78,431,508
Note:
(1) Amounts exclude accrued interest receivable of $415.0 million and $422.7 million at March 31, 2024 and December 31, 2023.

The Bank offers certain advances to members that provide a member the right, based upon predetermined exercise dates, to prepay the advance prior to maturity without incurring prepayment or termination fees (returnable advances).

At March 31, 2024 and December 31, 2023, the Bank did not have any advances with embedded features that met the requirements to separate the embedded feature from the host contract and designate the embedded feature as a stand-alone derivative.

The following table summarizes advances by the earlier of year of redemption or next call date as of March 31, 2024 and December 31, 2023.

	Year of Redemption or Next Call Date
(in thousands)	March 31, 2024	December 31, 2023
Due in 1 year or less	$46,528,825	$46,420,744
Due after 1 year through 2 years	16,747,629	19,458,400
Due after 2 years through 3 years	6,661,535	9,293,565
Due after 3 years through 4 years	2,285,107	1,909,905
Due after 4 years through 5 years	814,028	1,395,177
Thereafter	163,712	169,407
Total par value	$73,200,836	$78,647,198

Notes to Unaudited Financial Statements (continued)

Interest Rate Payment Terms. The following table details interest rate payment terms by year of redemption for advances as of March 31, 2024 and December 31, 2023.

(in thousands)	March 31, 2024	December 31, 2023
Fixed-rate – overnight	$1,449,076	$1,739,567
Fixed-rate – term:
Due in 1 year or less	12,754,235	15,218,445
Thereafter	11,662,012	13,216,455
Total fixed-rate	25,865,323	30,174,467
Variable-rate:
Due in 1 year or less	32,285,513	29,422,731
Thereafter	15,050,000	19,050,000
Total variable-rate	47,335,513	48,472,731
Total par value	$73,200,836	$78,647,198

Credit Risk Exposure and Security Terms. The Bank’s potential credit risk from advances is primarily concentrated in commercial banks. As of March 31, 2024, the Bank had advances of $57.9 billion outstanding to the five largest borrowers, which represented 79.1% of the total principal amount of advances outstanding. Of those five, two had outstanding advance balances that were in excess of 10% of the total portfolio at March 31, 2024.

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

Using a risk-based approach, the Bank considers the payment status, collateral types and concentration levels, and borrower’s financial condition to be indicators of credit quality on its credit products. The Bank’s assessment of a member’s financial condition may require certain risk mitigation actions, including reduced collateral weights, delivery of pledged collateral, reduced advance tenor, and change in availability of certain credit products. At March 31, 2024 and December 31,

Notes to Unaudited Financial Statements (continued)
2023, the Bank had rights to collateral on a member-by-member basis with a value in excess of its outstanding extensions of credit.

    The Bank continues to evaluate and, as necessary, make changes to its collateral guidelines based on current market conditions. At March 31, 2024 and December 31, 2023, the Bank did not have any credit products that were past due, on nonaccrual status, or considered impaired. In addition, the Bank did not have any modifications related to advances with borrowers experiencing financial difficulties during the first three months of 2024.

The Bank evaluates its advances for an ACL on a collective, or pooled basis unless an individual assessment is deemed necessary because the instruments do not possess similar risk characteristics. The Bank pools advances by member type, as noted above. Based on the collateral held as security, the Bank’s credit extension and collateral policies and repayment history on advances, including that the Bank has not incurred any credit losses since inception, the Bank has not recorded an ACL at March 31, 2024 or December 31, 2023.

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

The following table presents balances as of March 31, 2024 and December 31, 2023 for mortgage loans held for portfolio.

(in thousands)	March 31, 2024	December 31, 2023
Fixed-rate long-term single-family mortgages (1)	$4,544,484	$4,527,088
Fixed-rate medium-term single-family mortgages (2)	111,079	116,527
Total par value	4,655,563	4,643,615
Premiums	68,002	68,667
Discounts	(11,845)	(11,968)
Hedging adjustments	136	456
Total mortgage loans held for portfolio (3)	$4,711,856	$4,700,770
Allowance for credit losses on mortgage loans	(2,806)	(3,018)
Mortgage loans held for portfolio, net	$4,709,050	$4,697,752
Notes:
(1) Long-term is defined as an original term of greater than 15 years and up to 30 years.
(2) Medium-term is defined as an original term of 15 years or less.
(3) Amounts exclude accrued interest receivable of $25.5 million at March 31, 2024 and $25.1 million at December 31, 2023.

The following table details the par value of mortgage loans held for portfolio outstanding categorized by type as of March 31, 2024 and December 31, 2023.

(in thousands)	March 31, 2024	December 31, 2023
Conventional loans	$4,554,249	$4,539,983
Government-guaranteed/insured loans	101,314	103,632
Total par value	$4,655,563	$4,643,615

Conventional MPF Loans - Credit Enhancements (CE). The conventional MPF loans held for portfolio are required to be credit enhanced as determined through the use of a validated model so the risk of loss is limited to the losses within the Bank’s risk tolerance. The Bank and its participating financial institution (PFI) share the risk of credit losses on conventional MPF loan products held for portfolio, by structuring potential losses into layers with respect to each master commitment. After considering the borrower’s equity and any Primary Mortgage Insurance (PMI), credit losses on mortgage loans in a master commitment are then absorbed by the Bank’s First Loss Account (FLA). If applicable to the MPF product, the Bank will withhold a PFI’s scheduled performance CE fee in order to reimburse the Bank for any losses allocated to the FLA (recaptured CE Fees). If the FLA is exhausted, the credit losses are then absorbed by the PFI up to an agreed upon CE amount. The CE amount could be covered by supplemental mortgage insurance (SMI) obtained by the PFI. Thereafter, any remaining credit losses are absorbed by the Bank.

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

Credit Quality Indicator for Conventional Mortgage Loans. The following table presents the payment status for conventional mortgage loans at March 31, 2024 and December 31, 2023.

Notes to Unaudited Financial Statements (continued)

	March 31, 2024
(in thousands)	Origination Year
Payment Status, at amortized cost (1)	Prior to 2020	2020 to 2024	Total
Past due 30-59 days	$24,187	$20,857	$45,044
Past due 60-89 days	6,259	6,599	12,858
Past due 90 days or more	10,809	7,079	17,888
Total past due loans	$41,255	$34,535	$75,790
Current loans	1,566,212	2,966,393	4,532,605
Total conventional loans	$1,607,467	$3,000,928	$4,608,395

	December 31, 2023
	Origination Year
Payment Status, at amortized cost (1)	Prior to 2019	2019 to 2023	Total
Past due 30-59 days	$18,132	$20,959	$39,091
Past due 60-89 days	6,372	9,740	16,112
Past due 90 days or more	8,932	9,171	18,103
Total past due loans	$33,436	$39,870	$73,306
Current loans	1,148,754	3,372,849	4,521,603
Total conventional loans	$1,182,190	$3,412,719	$4,594,909
Note:
(1) The amortized cost at March 31, 2024 and December 31, 2023 excludes accrued interest receivable.

Other Delinquency Statistics. The following table presents the delinquency statistics for the Bank’s mortgage loans at March 31, 2024 and December 31, 2023.

	March 31, 2024
(dollars in thousands) (1)	Conventional MPF Loans	Government-Guaranteed or Insured Loans	Total
In process of foreclosures, included above (2)	$6,088	$1,119	$7,207
Serious delinquency rate (3)	0.4%	2.1%	0.4%
Past due 90 days or more still accruing interest	$—	$2,224	$2,224
Loans on nonaccrual status	$23,449	$—	$23,449

	December 31, 2023
(dollars in thousands) (1)	Conventional MPF Loans	Government-Guaranteed or Insured Loans	Total
In process of foreclosures, included above (2)	$5,932	$960	$6,892
Serious delinquency rate (3)	0.4%	2.0%	0.4%
Past due 90 days or more still accruing interest	$—	$2,137	$2,137
Loans on nonaccrual status	$23,002	$—	$23,002
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

Notes to Unaudited Financial Statements (continued)
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

Conventional MPF - Expected Recoveries. The Bank recognizes a recovery through the provision (reversal) for credit losses when expected lifetime credit losses are less than the amounts previously charged-off. This includes potentially recording a negative ACL for certain of the Bank’s MPF products. The reduction to the ACL for expected recoveries is partially offset by a reversal of expected CE, resulting in a net impact to the Bank’s Statements of Condition.

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

Conventional MPF - Rollforward of ACL

	Three months ended March 31,
(in thousands)	2024	2023
Balance, beginning of period	$3,018	$3,240
(Charge-offs) Recoveries, net (1)	(237)	154
Provision (reversal) for credit losses	25	5
Balance, end of period	$2,806	$3,399
Note:
(1) Net charge-offs that the Bank does not expect to recover through CE receivable.

Government-Guaranteed or -Insured Mortgage Loans. The Bank invests in government-guaranteed or insured fixed-rate mortgage loans secured by one-to-four family residential properties. Government-guaranteed or insured mortgage loans are those insured or guaranteed by the Federal Housing Administration (FHA), Department of Veterans Affairs (VA), the Rural Housing Service (RHS) of the Department of Agriculture and/or by Housing and Urban Development (HUD). The servicer provides and maintains insurance or a guarantee from the applicable government agency. The servicer is responsible for compliance with all government agency requirements and for obtaining the benefit of the applicable guarantee or insurance with respect to defaulted government-guaranteed or -insured mortgage loans. Any losses on these loans that are not recovered from the issuer or the guarantor are absorbed by the servicer. Therefore, the Bank only has credit risk for these loans if the servicer fails to pay for losses not covered by the guarantee or insurance, but in such instance, the Bank would have recourse against the servicer for such failure. Based on the Bank’s assessment of its servicers and the collateral backing the loans, the risk of loss was immaterial. Consequently, the Bank has not recorded an ACL for government-guaranteed or -insured mortgage loans at March 31, 2024 or December 31, 2023. Furthermore, none of these mortgage loans have been placed on non-accrual status because of the U.S. government guarantee or insurance on these loans and the contractual obligation of the loan servicer to repurchase the loans when certain criteria are met.

Real Estate Owned (REO). The amount of REO reported in Other assets on the Statements of Condition was immaterial at both March 31, 2024 and December 31, 2023.

Notes to Unaudited Financial Statements (continued)
Note 5 – Derivatives and Hedging Activities

Nature of Business Activity. The Bank is exposed to interest rate risk primarily from the effect of interest rate changes on its interest-earning assets and interest-bearing liabilities that finance these assets. The goal of the Bank’s interest rate risk management strategy is not to eliminate interest rate risk but to manage it within appropriate limits. To mitigate the risk of loss, the Bank has established policies and procedures that include guidelines on the amount of exposure to interest rate changes it is willing to accept. In addition, the Bank monitors the risk to its interest income, net interest margin and average maturity of interest-earning assets and interest-bearing liabilities. For additional information on the Bank’s derivative transactions, see Note 7 - Derivatives and Hedging Activities to the audited financial statements in the Bank’s 2023 Form 10-K.

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

	March 31, 2024
(in thousands)	Notional Amount of Derivatives	Derivative Assets	Derivative Liabilities
Derivatives designated as hedging instruments:
Interest rate swaps	$68,089,217	$177,760	$654,914
Derivatives not designated as hedging instruments:
Interest rate swaps	$3,058,786	$2,711	$22,718
Interest rate caps or floors	1,875,000	4,545	—
Mortgage delivery commitments	14,125	12	45
Total derivatives not designated as hedging instruments:	$4,947,911	$7,268	$22,763
Total derivatives before netting and collateral adjustments	$73,037,128	$185,028	$677,677
Netting adjustments and cash collateral (1)		221,325	(667,652)
Derivative assets and derivative liabilities as reported on the Statements of Condition		$406,353	$10,025

Notes to Unaudited Financial Statements (continued)

	December 31, 2023
(in thousands)	Notional Amount of Derivatives	Derivative Assets	Derivative Liabilities
Derivatives designated as hedging instruments:
Interest rate swaps	$81,226,968	$199,554	$632,508
Derivatives not designated as hedging instruments:
Interest rate swaps	$2,615,212	$2,037	$18,139
Interest rate caps or floors	1,525,000	4,869	—
Mortgage delivery commitments	30,028	155	26
Total derivatives not designated as hedging instruments:	4,170,240	7,061	18,165
Total derivatives before netting and collateral adjustments	$85,397,208	$206,615	$650,673
Netting adjustments and cash collateral (1)		201,892	(643,339)
Derivative assets and derivative liabilities as reported on the Statements of Condition		$408,507	$7,334
Note:
(1) Amounts represent the application of the netting requirements that allow the Bank to settle positive and negative positions, cash collateral including accrued interest held or placed with the same clearing agent and/or counterparties. Cash collateral posted including accrued interest was $929.0 million for March 31, 2024 and $854.6 million for December 31, 2023. Cash collateral received was $40.1 million for March 31, 2024 and $9.4 million for December 31, 2023.

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

(in thousands)	Gains/(Losses) on Derivative	Gains/ (Losses) on Hedged Item	Net Interest Settlements	Effect of Derivatives on Net Interest Income	Total Interest Income/ (Expense) Recorded in the Statements of Income
Three months ended March 31, 2024
Hedged item type:
Advances	$88,653	$(88,598)	$87,343	$87,398	$1,065,185
AFS securities	126,547	(126,385)	53,404	53,566	227,129
Mortgage loans held for portfolio	—	(106)	—	(106)	40,667
Consolidated obligations – discount notes	(1,052)	990	(1,433)	(1,495)	(171,231)
Consolidated obligations – bonds	(28,308)	29,040	(153,374)	(152,642)	(1,162,621)
Total	$185,840	$(185,059)	$(14,060)	$(13,279)

Notes to Unaudited Financial Statements (continued)

(in thousands)	Gains/(Losses) on Derivative	Gains/ (Losses) on Hedged Item	Net Interest Settlements	Effect of Derivatives on Net Interest Income	Total Interest Income/ (Expense) Recorded in the Statements of Income
Three months ended March 31, 2023
Hedged item type:
Advances	$(101,511)	$101,490	$53,347	$53,326	$890,060
AFS securities	(123,285)	122,544	44,498	43,757	149,203
Mortgage loans held for portfolio	—	(172)	—	(172)	35,520
Consolidated obligations - discount notes	7,183	(13,876)	1,465	(5,228)	(388,988)
Consolidated obligations – bonds	229,653	(230,421)	(120,263)	(121,031)	(685,469)
	$12,040	$(20,435)	$(20,953)	$(29,348)

The following table presents the cumulative amount of fair value hedging adjustments and the related carrying amount of the hedged items.

(in thousands)	March 31, 2024
Hedged item type	Carrying Amount of Hedged Assets/Liabilities (1)	Cumulative Amount of Fair Value Hedging Adjustments Included in the Carrying Amount of the Hedged Assets/Liabilities	Fair Value Hedging Adjustments for Discontinued Hedging Relationships	Total Amount of Fair Value Hedging Adjustments
Advances	$17,652,911	$(303,213)	$(537)	$(303,750)
AFS securities	7,609,764	(450,560)	695	(449,865)
Consolidated obligations – discount notes	3,637,021	(1,363)	—	(1,363)
Consolidated obligations – bonds	37,729,096	(647,960)	—	(647,960)

(in thousands)	December 31, 2023
Hedged item type	Carrying Amount of Hedged Assets/Liabilities (1)	Cumulative Amount of Fair Value Hedging Adjustments Included in the Carrying Amount of the Hedged Assets/Liabilities	Fair Value Hedging Adjustments for Discontinued Hedging Relationships	Total Amount of Fair Value Hedging Adjustments
Advances	$17,280,826	$(214,538)	$(615)	$(215,153)
AFS securities	7,258,326	(324,211)	730	(323,481)
Consolidated obligations – discounted notes	3,749,121	(373)	—	(373)
Consolidated obligations – bonds	51,362,338	(618,920)	—	(618,920)
Note:
(1) Includes carrying value of hedged items in current fair value hedging relationships. Carrying value includes fair value hedging adjustments.

Notes to Unaudited Financial Statements (continued)
The following table presents net gains (losses) related to derivatives not designated as hedging instruments in noninterest income.

	Three months ended March 31,
(in thousands)	2024	2023
Derivatives not designated as hedging instruments:
Economic hedges:
Interest rate swaps	$4,655	$(761)
Interest rate caps or floors	(564)	(1,339)
Net interest settlements	2,651	(816)
Mortgage delivery commitments	(321)	185
Total net gains (losses) related to derivatives not designated as hedging instruments	$6,421	$(2,731)
Other - price alignment amount on cleared derivatives (1)	(603)	(297)
Net gains (losses) on derivatives	$5,818	$(3,028)
Note:
(1) This amount is for derivatives for which variation margin is characterized as a daily settled contract.

The Bank had no active cash flow hedging relationships during the first three months of 2024 or 2023.

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

Uncleared derivative transactions executed on or after the September 1, 2022, are subject to two-way initial margin requirements as mandated by the Wall Street Reform and Consumer Protection Act. As of March 31, 2024, the Bank did not exceed initial margin thresholds and was not required to post two-way initial margin. If the Bank’s aggregate uncleared derivative transactions exposure to a counterparty exceeds the threshold, certain investment securities are required to be posted and held at a third-party custodian. The counterparty is entitled to a security interest in those securities which do not change ownership except upon the occurrence of certain events, including an event of default due to bankruptcy, insolvency, or similar proceeding.

Generally, the Bank’s ISDA agreements for uncleared derivatives have collateral delivery thresholds set to zero (subject to minimum transfer amounts).

    Cleared Derivatives. For cleared derivatives, Derivative Clearing Organizations (Clearing Houses) are the Bank’s counterparties. The Clearing Houses notify the clearing agent of the required initial and variation margin. The requirement that the Bank post initial margin and exchange variation margin settlement payments through the clearing agent, which notifies the Bank on behalf of the Clearing Houses, exposes the Bank to institutional credit risk in the event that the clearing agent or the Clearing Houses fail to meet their respective obligations. The use of cleared derivatives is intended to mitigate credit risk exposure through the use of a central counterparty instead of individual counterparties. Collateral postings and variation margin settlement payments are made daily, through a clearing agent, for changes in the value of cleared derivatives. Initial margin is the amount calculated based on anticipated exposure to future changes in the value of a swap and protects the Clearing Houses from market risk in the event of default by one of their respective clearing agents. Variation margin is paid daily to settle the exposure arising from changes in the market value of the position. The Bank uses either CME Clearing or LCH Ltd. as the Clearing House for cleared derivative transactions. Variation margin payments are characterized as settled to market, rather than collateral. Initial margin is considered collateralized to market.

Based on credit analyses and collateral requirements, the Bank does not anticipate credit losses related to its derivative agreements. See Note 9 - Estimated Fair Values for discussion regarding the Bank’s fair value methodology for derivative assets and liabilities, including an evaluation of the potential for the fair value of these instruments to be affected by counterparty credit risk.

Notes to Unaudited Financial Statements (continued)
For cleared derivatives, the Clearing House determines initial margin requirements and generally credit ratings are not factored into the initial margin. However, clearing agents may require additional initial margin to be posted based on credit considerations, including but not limited to credit rating downgrades. The Bank was not required by its clearing agents to post additional initial margin at March 31, 2024.

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

March 31, 2024
	Derivative Instruments Meeting Netting Requirements
(in thousands)	Gross Recognized Amount	Gross Amounts of Netting Adjustments and Cash Collateral	Net amounts after netting adjustments and cash collateral	Derivative Instruments Not Meeting Netting Requirements (1)	Total Derivative Assets and Total Derivative Liabilities
Derivative Assets
Uncleared	$168,832	$(167,821)	$1,011	$12	$1,023
Cleared	16,184	389,146	405,330	—	405,330
Total	$185,016	$221,325	$406,341	$12	$406,353
Derivative Liabilities
Uncleared	$673,438	$(663,458)	$9,980	$45	$10,025
Cleared	4,194	(4,194)	—	—	—
Total	$677,632	$(667,652)	$9,980	$45	$10,025

December 31, 2023
	Derivative Instruments Meeting Netting Requirements
(in thousands)	Gross Recognized Amount	Gross Amounts of Netting Adjustments and Cash Collateral	Net amounts after netting adjustments and cash collateral	Derivative Instruments Not Meeting Netting Requirements (1)	Total Derivative Assets and Total Derivative Liabilities
Derivative Assets
Uncleared	$201,762	$(201,356)	$406	$155	$561
Cleared	4,698	403,248	407,946	—	407,946
Total Derivative Assets	$206,460	$201,892	$408,352	$155	$408,507
Derivative Liabilities
Uncleared	$644,826	$(637,518)	$7,308	$26	$7,334
Cleared	5,821	(5,821)	—	—	—
Total Derivative Liabilities	$650,647	$(643,339)	$7,308	$26	7,334
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
Although an FHLBank has never paid the principal or interest payments due on a consolidated obligation on behalf of another FHLBank, if one FHLBank is required to make such payments, Finance Agency regulations provide that the paying FHLBank is entitled to reimbursement from the non-complying FHLBank for any payments made on its behalf and other associated costs including interest to be determined by the Finance Agency. If the Finance Agency determines that the non-complying FHLBank is unable to satisfy its repayment obligations, then the Finance Agency may allocate the outstanding liabilities of the non-complying FHLBank among the remaining FHLBanks on a pro rata basis in proportion to each FHLBank’s participation in all consolidated obligations outstanding. However, the Finance Agency reserves the right to allocate the outstanding liabilities for the consolidated obligations among the FHLBanks in any other manner it may determine to ensure that the FHLBanks operate in a safe and sound manner. The par amounts of the 11 FHLBanks’ outstanding consolidated obligations were $1,172.4 billion at March 31, 2024 and $1,204.3 billion at December 31, 2023. Additional detailed information regarding consolidated obligations including general terms and interest rate payment terms can be found in Note 9 to the audited financial statements in the Bank’s 2023 Form 10-K.
The following table details interest rate payment terms for the Bank’s consolidated obligation bonds as of March 31, 2024 and December 31, 2023.

(in thousands)	March 31, 2024	December 31, 2023
Par value of consolidated bonds:
Fixed-rate	$46,952,180	$60,032,810
Step-up	1,881,000	2,034,000
Floating-rate	40,175,400	29,338,900
Total par value	$89,008,580	$91,405,710

Notes to Unaudited Financial Statements (continued)
Maturity Terms. The following table presents a summary of the Bank’s consolidated obligation bonds outstanding by year of contractual maturity and weighted-average interest rate at March 31, 2024 and December 31, 2023.

	March 31, 2024		December 31, 2023
(dollars in thousands) Year of Contractual Maturity	Amount	Weighted Average Interest Rate	Amount	Weighted Average Interest Rate
Due in 1 year or less	$61,692,510	4.95%	$62,578,585	4.89%
Due after 1 year through 2 years	11,078,910	4.50	13,255,965	4.63
Due after 2 years through 3 years	8,003,300	1.91	8,010,800	1.94
Due after 3 years through 4 years	2,265,100	3.69	2,178,600	3.30
Due after 4 years through 5 years	2,560,260	4.01	2,262,125	3.59
Thereafter	3,408,500	3.15	3,119,635	2.87
Total par value	$89,008,580	4.49%	$91,405,710	4.46%
Bond premiums	$30,429		$34,145
Bond discounts	(11,530)		(13,419)
Concession fees	(6,498)		(6,484)
Fair value hedging adjustments	(647,960)		(618,920)
Total book value	$88,373,021		$90,801,032

The following table presents the Bank’s consolidated obligation bonds outstanding between noncallable and callable as of March 31, 2024 and December 31, 2023.

(in thousands)	March 31, 2024	December 31, 2023
Noncallable	$59,761,580	$51,242,210
Callable	29,247,000	40,163,500
Total par value	$89,008,580	$91,405,710

The following table presents consolidated obligation bonds outstanding by the earlier of contractual maturity or next call date as of March 31, 2024 and December 31, 2023.

(in thousands) Year of Contractual Maturity or Next Call Date	March 31, 2024	December 31, 2023
Due in 1 year or less	$75,189,510	$75,974,085
Due after 1 year through 2 years	8,518,910	10,202,465
Due after 2 years through 3 years	2,248,300	2,122,800
Due after 3 years through 4 years	857,100	650,600
Due after 4 years through 5 years	1,307,260	1,552,125
Thereafter	887,500	903,635
Total par value	$89,008,580	$91,405,710

Consolidated Obligation Discount Notes. Consolidated obligation discount notes are issued to raise short-term funds. Discount notes are consolidated obligations with original maturities up to one year. These notes are issued at less than their face amount and redeemed at par value when they mature. The following table details the Bank’s consolidated obligation discount notes as of March 31, 2024 and December 31, 2023.

(dollars in thousands)	March 31, 2024	December 31, 2023
Book value	$10,554,124	$13,683,580
Par value	$10,649,510	$13,806,118
Weighted average interest rate (1)	5.33%	5.36%
Note:
(1) Represents yield to maturity excluding concession fees and hedging adjustments.

Notes to Unaudited Financial Statements (continued)
Note 7 – Capital

    The Bank is subject to three capital requirements under its current Capital Plan Structure and the Finance Agency rules and regulations: (1) risk-based capital; (2) total regulatory capital; and (3) leverage capital. Regulatory capital does not include AOCI, but does include mandatorily redeemable capital stock. See details regarding these requirements and the Bank’s Capital Plan in Note 11 to the audited financial statements in the Bank’s 2023 Form 10-K. At March 31, 2024, the Bank was in compliance with all regulatory capital requirements.

The Bank has two subclasses of capital stock: B1 membership stock and B2 activity stock. The Bank had $316.0 million in B1 membership stock and $3,336.9 million in B2 activity stock at March 31, 2024. The Bank had $315.7 million in B1 membership stock and $3,604.8 million in B2 activity stock at December 31, 2023.

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

Finance Agency rules limit the ability of the Bank to create member excess stock under certain circumstances. For example, a Bank may not pay dividends in the form of capital stock or issue new excess stock to members if its excess stock exceeds one percent of its total assets or if the issuance of excess stock would cause the Bank’s excess stock to exceed one percent of of its total assets. As of March 31, 2024, the Bank’s excess capital stock did not exceed one percent of its total assets.

The following table demonstrates the Bank’s compliance with the regulatory capital requirements at March 31, 2024 and December 31, 2023.

	March 31, 2024		December 31, 2023
(dollars in thousands)	Required	Actual	Required	Actual
Regulatory capital requirements:
RBC	$842,696	$5,587,453	$748,268	$5,780,099
Total capital-to-asset ratio	4.0%	5.3%	4.0%	5.2%
Total regulatory capital	$4,249,683	$5,587,453	$4,485,906	$5,780,099
Leverage ratio	5.0%	7.9%	5.0%	7.7%
Leverage capital	$5,312,104	$8,381,179	$5,607,382	$8,670,149

The Finance Agency has established four capital classifications for the FHLBanks: adequately capitalized, undercapitalized, significantly undercapitalized, and critically undercapitalized. On March 13, 2024, the Bank received final notification from the Finance Agency that it was considered "adequately capitalized" for the quarter ended December 31, 2023. As of the date of this filing, the Bank has not received final notice from the Finance Agency regarding its capital classification for the quarter ended March 31, 2024.

Mandatorily Redeemable Capital Stock. The Bank is a cooperative whose member financial institutions and former members own all of the relevant Bank issued and outstanding capital stock. Shares cannot be purchased or sold except between the Bank and its members at the shares' par value of $100, as mandated by the Bank’s Capital Plan.

At March 31, 2024 and December 31, 2023, the Bank had $27.5 million and $27.9 million, respectively, in capital stock subject to mandatory redemption with payment subject to a five-year waiting period and the Bank meeting its minimum regulatory capital requirements. The dividends on mandatorily redeemable capital stock recorded as interest expense were $0.6 million and $0.6 million during the three months ended March 31, 2024 and March 31, 2023, respectively.

Notes to Unaudited Financial Statements (continued)
The following table provides the related dollar amounts for activities recorded in mandatorily redeemable capital stock during the three months ended March 31, 2024 and 2023.

	Three months ended March 31,
(in thousands)	2024	2023
Balance, beginning of the period	$27,874	$27,763
Capital stock subject to mandatory redemption reclassified from capital	—	5,907
Redemption/repurchase of mandatorily redeemable capital stock	(335)	(4,778)
Balance, end of the period	$27,539	$28,892

    As of March 31, 2024, the total mandatorily redeemable capital stock reflected the balance for eight institutions. Four institutions were merged out of district and are considered to be non-members. The stock includes activity stock for one former member who relocated its principal place of business outside the Bank’s district and became a member of another FHLBank at which time the membership with the Bank terminated. Three other institutions have notified the Bank of their intention to voluntarily redeem their capital stock and withdraw from membership. These institutions will continue to be members of the Bank until the withdrawal period is completed.

The following table shows the amount of mandatorily redeemable capital stock by contractual year of redemption at March 31, 2024 and December 31, 2023.

(in thousands)	March 31, 2024	December 31, 2023
Due in 1 year or less	$40	$—
Due after 1 year through 2 years	—	40
Due after 2 years through 3 years	486	486
Due after 3 years through 4 years	5,617	4,728
Due after 4 years through 5 years	—	1,181
Past contractual redemption date due to activity outstanding	21,396	21,439
Total	$27,539	$27,874

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

Dividends and Retained Earnings. In accordance with the Joint Capital Enhancement Agreement (JCEA), entered into by the Bank, as amended, the Bank allocates on a quarterly basis 20% of its net income to a separate restricted retained earnings account (RRE) until the account balance equals at least 1% of the Bank’s average balance of outstanding consolidated obligations for the current quarter. These RRE are not available to pay dividends and are presented separately from other retained earnings on the Statements of Condition. Additionally, the JCEA provides that amounts in restricted retained earnings in excess of 150% of the Bank’s restricted retained earnings minimum (i.e., one percent of the average balance of outstanding consolidated obligations calculated as of the last day of each calendar quarter) may be released from restricted retained earnings. At March 31, 2024, retained earnings were $1,907.0 million, including $1,260.8 million of unrestricted retained earnings and $646.2 million of RRE.

Dividends paid by the Bank are subject to Board approval and may be paid in either capital stock or cash; historically, the Bank has paid cash dividends only. These dividends are based on stockholders' average balances for the previous quarter.

Notes to Unaudited Financial Statements (continued)
Dividends paid through the first quarter of 2024 and 2023 are presented in the table below.

	Dividend - Annual Yield
	2024		2023
	Membership	Activity	Membership	Activity
February	5.35%	8.50%	4.00%	7.95%

    In April 2024, the Bank paid a quarterly dividend equal to an annual yield of 5.60% on membership stock and 8.75% on activity stock.

The following table summarizes the changes in AOCI for the three months ended March 31, 2024 and 2023.

(in thousands)	Net Unrealized Gains(Losses) on AFS	Pension and Post-Retirement Plans	Total
December 31, 2022	$(65,917)	$(610)	$(66,527)
Other comprehensive income (loss) before reclassification:
Net unrealized gains (losses)	11,117	—	11,117
Pension and post-retirement	—	(5)	(5)
March 31, 2023	$(54,800)	$(615)	$(55,415)

December 31, 2023	$(72,862)	$374	$(72,488)
Other comprehensive income (loss) before reclassification:
Net unrealized gains (losses)	53,325	—	53,325
Pension and post-retirement	—	(7)	(7)
March 31, 2024	$(19,537)	$367	$(19,170)

Notes to Unaudited Financial Statements (continued)
Note 8 – Transactions with Related Parties

The following table includes significant outstanding related party member-activity balances.

(in thousands)	March 31, 2024	December 31, 2023
Advances (1)	$46,018,284	$45,435,931
Letters of credit (2)	19,684,419	20,225,736
MPF loans	195,369	202,529
Deposits	35,473	40,129
Capital stock	2,053,244	2,038,033
Notes:
(1) Amount excludes accrued interest, deferred prepayment fees, and hedging adjustment
(2) Letters of credit are off-balance sheet commitments.

The following table summarizes the effects on the Statements of Income corresponding to the related party member balances above. Amounts related to interest expense on deposits were immaterial for the periods presented.

	Three months ended March 31,
(in thousands)	2024	2023
Interest income on advances (1)	$655,494	$559,723
Interest income on MPF loans	2,316	2,848
Letters of credit fees	5,992	6,235
Note:
(1) Interest income on advances includes contractual interest income and prepayment fees. The effect of derivative activities is not included.

The following table summarizes the effect of the MPF activities with FHLBank of Chicago.

	Three months ended March 31,
(in thousands)	2024	2023
Servicing fee expense	$975	$941

(in thousands)	March 31, 2024	December 31, 2023
Interest-bearing deposits maintained with FHLBank of Chicago	$5,156	$6,075

From time to time, the Bank may borrow from or lend to other FHLBanks on a short-term uncollateralized basis. The amount loaned by the Bank to other FHLBanks and repaid was none during the three months ended March 31, 2024 and $750.0 million during the three months ended March 31, 2023. There was no amount borrowed from and repaid to other FHLBanks during the three months ended March 31, 2024 and none during the three months ended March 31, 2023.
Subject to mutually agreed upon terms, on occasion, an FHLBank may transfer at fair value its primary debt obligations to another FHLBank. During the three months ended March 31, 2024 and 2023, there were no transfers of debt between the Bank and another FHLBank.

From time to time, a member of one FHLBank may be acquired by a member of another FHLBank. When such an acquisition occurs, the two FHLBanks may agree to transfer at fair value the loans of the acquired member to the FHLBank of the surviving member. The FHLBanks may also agree to the purchase and sale of any related hedging instrument. The Bank had no such activity during the three months ended March 31, 2024 and 2023.

    In the ordinary course of business, the Bank may utilize products and services, provided at normal market rates and terms, from its members to support its operations. Additional discussions regarding related party transactions can be found in Note 13 to the audited financial statements in the Bank’s 2023 Form 10-K.

Notes to Unaudited Financial Statements (continued)
Note 9 – Estimated Fair Values

Fair value amounts have been determined by the Bank using available market information and appropriate valuation methods. GAAP defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date (i.e., an exit price). These estimates are based on recent market data and other pertinent information available to the Bank at March 31, 2024 and December 31, 2023. Although the management of the Bank believes that the valuation methods are appropriate and provide a reasonable determination of the fair value of these financial instruments, there are inherent limitations in any valuation technique. Therefore, these fair values are not necessarily equal to the amounts that would be realized in current market transactions, although they do reflect the Bank’s judgment of how a market participant would estimate the fair values.

The carrying value and estimated fair value of the Bank’s financial instruments at March 31, 2024 and December 31, 2023 are presented in the table below.

Fair Value Summary Table
	March 31, 2024
(in thousands)	Carrying Value	Level 1	Level 2	Level 3	Netting Adjustment and Cash Collateral (1)	Estimated Fair Value
Assets:
Cash and due from banks	$13,518	$13,518	$—	$—	$—	$13,518
Interest-bearing deposits	2,076,605	2,076,605	—	—	—	2,076,605
Securities purchased under agreement to resell (2)	5,180,000	—	5,179,997	—	—	5,179,997
Federal funds sold	2,705,000	—	2,705,000	—	—	2,705,000
Trading securities	187,351	—	187,351	—	—	187,351
AFS securities	16,158,725	—	16,037,100	121,625	—	16,158,725
HTM securities	1,301,956	—	1,181,266	39,500	—	1,220,766
Advances	72,896,649	—	72,885,390	—	—	72,885,390
Mortgage loans held for portfolio, net	4,709,050	—	4,158,944	—	—	4,158,944
Accrued interest receivable	517,730	—	517,730	—	—	517,730
Derivative assets	406,353	—	185,028	—	221,325	406,353
Liabilities:
Deposits	$687,696	$—	$687,696	$—	$—	$687,696
Discount notes	10,554,124	—	10,549,746	—	—	10,549,746
Bonds	88,373,021	—	87,788,289	—	—	87,788,289
Mandatorily redeemable capital stock (3)	27,539	28,138	—	—	—	28,138
Accrued interest payable (3)	692,175	—	691,576	—	—	691,576
Derivative liabilities	10,025	—	677,677	—	(667,652)	10,025

Notes to Unaudited Financial Statements (continued)

	December 31, 2023
(in thousands)	Carrying Value	Level 1	Level 2	Level 3	Netting Adjustment and Cash Collateral (1)	Estimated Fair Value
Assets:
Cash and due from banks	$11,509	$11,509	$—	$—	$—	$11,509
Interest-bearing deposits	3,110,803	3,110,803	—	—	—	3,110,803
Securities purchased under agreement to resell (2)	5,980,000	—	5,979,957	—	—	5,979,957
Federal funds sold	2,533,000	—	2,532,983	—	—	2,532,983
Trading securities	217,722	—	217,722	—	—	217,722
AFS securities	14,822,933	—	14,697,125	125,808	—	14,822,933
HTM securities	1,339,759	—	1,231,090	41,656	—	1,272,746
Advances	78,431,508	—	78,364,403	—	—	78,364,403
Mortgage loans held for portfolio, net	4,697,752	—	4,236,537	—	—	4,236,537
Accrued interest receivable	517,361	—	517,361	—	—	517,361
Derivative assets	408,507	—	206,615	—	201,892	408,507
Liabilities:
Deposits	$636,726	$—	$636,726	$—	$—	$636,726
Discount notes	13,683,580	—	13,678,683	—	—	13,678,683
Bonds	90,801,032	—	90,267,686	—	—	90,267,686
Mandatorily redeemable capital stock (3)	27,874	28,468	—	—	—	28,468
Accrued interest payable (3)	753,663	—	753,069	—	—	753,069
Derivative liabilities	7,334	—	650,673	—	(643,339)	7,334
Notes:
(1) Amounts represent the application of the netting requirements that allow the Bank to settle positive and negative positions and also cash collateral held and related interest accrued or placed by the Bank with the same clearing agent and/or counterparties.
(2) Based on the fair value of the related collateral held, the securities purchased under agreements to resell were fully collateralized for the periods presented. There were no offsetting liabilities related to these securities at March 31, 2024 and December 31, 2023. These instruments’ maturity term is overnight.
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

Notes to Unaudited Financial Statements (continued)

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

The Bank’s valuation technique first requires the establishment of a median price for each security. All prices that are within a specified tolerance threshold of the median price are included in the cluster of prices that are averaged to compute a default price. Prices that are outside the threshold (outliers) are subject to further analysis (including, but not limited to, comparison to prices provided by an additional third-party valuation service, prices for similar securities, and/or non-binding dealer estimates) to determine if an outlier is a better estimate of fair value. If an outlier (or some other price identified in the analysis) is determined to be a better estimate of fair value, then the outlier (or the other price as appropriate) is used as the price rather than the default price. If, on the other hand, the analysis confirms that an outlier (or outliers) is (are) in fact not representative of fair value and the default price is the best estimate, then the default price is used as the final price. In all cases, the final price is used to determine the fair value of the security. If all prices received for a security are outside the tolerance threshold level of the median price, then there is no default price, and the final price is determined by an evaluation of all outlier prices as described above.

As of March 31, 2024, for substantially all of its MBS, the Bank received a price from all of its vendors and the default price was the final price. Based on the Bank’s reviews of the pricing methods including inputs and controls employed by the third-party pricing vendors and the relative lack of dispersion among the vendor prices (or, in those instances in which there were outliers or significant yield variances, the Bank’s additional analyses), the Bank believes the final prices are representative of the prices that would have been received if the assets had been sold at the measurement date (i.e., exit prices) and further that the fair value measurements are classified appropriately in the fair value hierarchy. There continues to be unobservable inputs and a lack of significant market activity for private label MBS; therefore, the Bank classified private label MBS as Level 3.

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

Notes to Unaudited Financial Statements (continued)
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

Credit risk related to uncleared derivatives will be further mitigated by the two-way initial margin rules as required by the Wall Street Reform and Consumer Protection Act. However, as of March 31, 2024, the Bank did not exceed initial margin thresholds and was not required to post two-way initial margin. If the Bank’s aggregate uncleared derivative transactions exposure to a counterparty exceeds the threshold, certain investment securities are required to be posted and held at a third-party custodian.

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

Notes to Unaudited Financial Statements (continued)
Fair Value Measurements. The following tables present, for each hierarchy level, the Bank’s assets and liabilities that are measured at fair value on a recurring or non-recurring basis on its Statements of Condition at March 31, 2024 and December 31, 2023. The Bank measures certain mortgage loans held for portfolio at fair value when a charge-off is recognized and subsequently when the fair value of collateral less costs to sell is lower than the carrying amount. Real estate owned is measured using fair value when the assets' fair value less costs to sell is lower than the carrying amount.

	March 31, 2024
(in thousands)	Level 1	Level 2	Level 3	Netting Adjustment and Cash Collateral(1)	Total
Recurring fair value measurements - Assets
Trading securities:
Non MBS:
GSE obligations	$—	$187,351	$—	$—	$187,351
Total trading securities	$—	$187,351	$—	$—	$187,351
AFS securities:
Non MBS:
U.S. Treasury obligations	$—	$3,627,418	$—	$—	$3,627,418
GSE and TVA obligations	—	962,958	—	—	962,958
State or local agency obligations	—	172,837	—	—	172,837
MBS:
U.S. obligations single-family	—	2,085,165	—	—	2,085,165
GSE single-family	—	2,829,081	—	—	2,829,081
GSE multifamily	—	6,359,641	—	—	6,359,641
Private label	—	—	121,625	—	121,625
Total AFS securities	$—	$16,037,100	$121,625	$—	$16,158,725
Derivative assets:
Interest rate related	$—	$185,016	$—	$221,325	$406,341
Mortgage delivery commitments	—	12	—	—	12
Total derivative assets	—	185,028	—	221,325	406,353
Total recurring assets at fair value	$—	$16,409,479	$121,625	$221,325	$16,752,429
Recurring fair value measurements - Liabilities
Derivative liabilities:
Interest rate related	$—	$677,632	$—	$(667,652)	$9,980
Mortgage delivery commitments	—	45	—	—	45
Total recurring liabilities at fair value	$—	$677,677	$—	$(667,652)	$10,025
Non-recurring fair value measurements - Assets
Impaired mortgage loans held for portfolio	$—	$—	$2,357	$—	$2,357
REO	—	—	121	—	121
Total non-recurring assets at fair value	$—	$—	$2,478	$—	$2,478

Notes to Unaudited Financial Statements (continued)

	December 31, 2023
(in thousands)	Level 1	Level 2	Level 3	Netting Adjustment and Cash Collateral(1)	Total
Recurring fair value measurements - Assets
Trading securities:
Non MBS:
GSE obligations	$—	$217,722	$—	$—	$217,722
Total trading securities	$—	$217,722	$—	$—	$217,722
AFS securities:
Non MBS:
U.S. Treasury obligations	$—	$3,676,037	$—	$—	$3,676,037
GSE and TVA obligations	—	983,307	—	—	983,307
State or local agency obligations	—	174,111	—	—	174,111
MBS:
U.S. obligations single-family	—	1,538,389	—	—	1,538,389
GSE single-family	—	2,047,752	—	—	2,047,752
GSE multifamily	—	6,277,529	—	—	6,277,529
Private label	—	—	125,808	—	125,808
Total AFS securities	$—	$14,697,125	$125,808	$—	$14,822,933
Derivative assets:
Interest rate related	$—	$206,460	$—	$201,892	$408,352
Mortgage delivery commitments	—	155	—	—	155
Total derivative assets	$—	$206,615	$—	$201,892	$408,507
Total recurring assets at fair value	$—	$15,121,462	$125,808	$201,892	$15,449,162
Recurring fair value measurements - Liabilities
Derivative liabilities:
Interest rate related	$—	$650,647	$—	$(643,339)	$7,308
Mortgage delivery commitments	—	26	—	—	26
Total recurring liabilities at fair value	$—	$650,673	$—	$(643,339)	$7,334
Non-recurring fair value measurements - Assets
Impaired mortgage loans held for portfolio	$—	$—	$6,859	$—	$6,859
REO	—	—	290	—	290
Total non-recurring assets at fair value	$—	$—	$7,149	$—	$7,149
Note:
(1) Amounts represent the application of the netting requirements that allow the Bank to settle positive and negative positions and also cash collateral and related accrued interest held or placed by the Bank with the same clearing agent and/or counterparties.

Notes to Unaudited Financial Statements (continued)
Level 3 Disclosures for all Assets and Liabilities That Are Measured at Fair Value on a Recurring Basis. The following table presents a reconciliation of all assets and liabilities that are measured at fair value on the Statements of Condition using significant unobservable inputs (Level 3) for the three months ended March 31, 2024 and 2023. For instruments carried at fair value, the Bank reviews the fair value hierarchy classifications each quarter. Changes in the observability of the valuation attributes may result in a reclassification of certain financial assets or liabilities. Such reclassifications are reported as transfers in/out at fair value in the quarter in which the changes occur. There were no Level 3 transfers during the first three months of 2024 or 2023.

	AFS Private Label MBS
	Three months ended March 31,
(in thousands)	2024	2023
Balance, beginning of period	$125,808	$142,271
Total gains (losses) (realized/unrealized) included in:
(Provision) reversal for credit losses	(1,234)	(1,080)
Accretion of credit losses in interest income	1,398	2,102
Net unrealized gains (losses) on AFS in OCI	(1,283)	(2,145)
Settlements:
Settlements	(3,064)	(2,575)
Balance, end of period	$121,625	$138,573
Total amount of gains for the periods presented included in earnings attributable to the change in unrealized gains (losses) relating to assets and liabilities still held at March 31	$164	$1,022
Change in unrealized gains (losses) for the period included in other comprehensive income (loss) for assets held at March 31	$(1,283)	$(2,145)

Notes to Unaudited Financial Statements (continued)
Note 10 – Commitments and Contingencies

The following table presents the Bank’s various off-balance sheet commitments which are described in detail below. The Bank deemed it unnecessary to record any liabilities for credit losses on these commitments at March 31, 2024 and December 31, 2023, based on the Bank's credit extension and collateral policies.

(in thousands)	March 31, 2024			December 31, 2023
Notional amount	Expiration Date Within One Year	Expiration Date After One Year	Total	Total
Standby letters of credit outstanding (1) (2)	$28,650,829	$—	$28,650,829	$28,789,179
Commitments to purchase mortgage loans	14,125	—	14,125	30,028
Unsettled consolidated obligation discount notes, at par	5,000	—	5,000	—
Unsettled consolidated obligation bonds, at par	55,000	—	55,000	78,000
Notes:
(1) Excludes approved requests to issue future standby letters of credit of $1,493.9 million at March 31, 2024 and $32.0 million at December 31, 2023.
(2) Letters of credit in the amount of $7.0 billion at March 31, 2024 and $7.0 billion at December 31, 2023, have renewal language that permits the letter of credit to be renewed for an additional period with a maximum renewal period of approximately five years.

Commitments to Extend Credit on Standby Letters of Credit. Standby letters of credit are issued on behalf of members for a fee. A standby letter of credit is a financing arrangement between the Bank and its member. If the Bank is required to make payment for a beneficiary’s draw, these amounts are withdrawn from the member’s Demand Deposit Account (DDA). Any remaining amounts not covered by the withdrawal from the member’s DDA are converted into a collateralized overnight advance.

    Unearned fees related to standby letters of credit are recorded in other liabilities and had a balance of $5.2 million at March 31, 2024 and $5.0 million at December 31, 2023.

The Bank manages the credit risk of each member on the basis of the member's TCE which includes its standby letters of credit. Standby letters of credit, similar to advances, are fully collateralized at the time of issuance and subject to member borrowing limits as established by the Bank. The Bank has established parameters for the review, assessment, monitoring and measurement of credit risk related to these standby letters of credit as described in Note 3 - Advances.

The Bank does not have any legally binding or unconditional unused lines of credit for advances at March 31, 2024 or December 31, 2023. However, within the Bank’s Rollover (weekly/monthly) advance product, there were conditional lines of credit outstanding of $11.3 billion at March 31, 2024 and $10.0 billion at December 31, 2023.

Commitments to Purchase Mortgage Loans. The Bank may enter into commitments that unconditionally obligate the Bank to purchase mortgage loans under the MPF Program. These delivery commitments are generally for periods not to exceed 60 days. Such commitments are recorded as derivatives.

Pledged Collateral. The Bank may pledge cash and securities, as collateral, related to derivatives. Refer to Note 5 - Derivatives and Hedging Activities in this Form 10-Q for additional information about the Bank’s pledged collateral and other credit-risk-related contingent features.

Legal Proceedings. The Bank is subject to legal proceedings arising in the normal course of business. The Bank would record an accrual for a loss contingency when it is probable that a loss has been incurred and the amount can be reasonably estimated. After consultation with legal counsel, management does not anticipate that the ultimate liability, if any, arising out of these matters will have a material effect on the Bank’s financial condition, results of operations or cash flows.

Notes 3, 5, 6, 7, and 8 also discuss other commitments and contingencies.

Item 3: Quantitative and Qualitative Disclosures about Market Risk

See the Risk Management section in Part I, Item 2. Management’s Discussion and Analysis in this Form 10-Q.

Item 4: Controls and Procedures

Disclosure Controls and Procedures

Under the supervision and with the participation of the Bank’s management, including the chief executive officer and chief financial officer (principal financial officer), the Bank conducted an evaluation of its disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the 1934 Act). Based on this evaluation, the Bank’s chief executive officer and chief financial officer (principal financial officer) concluded that the Bank’s disclosure controls and procedures were effective as of March 31, 2024.

Management's Report on Internal Control Over Financial Reporting

There have been no changes in internal control over financial reporting that occurred during the first quarter of 2024 that have materially affected, or are reasonably likely to materially affect, the Bank’s internal control over financial reporting.

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

Item 1A: Risk Factors

    There are no material changes in the Bank’s Risk Factors from those previously disclosed in Part I, Item 1A. Risk Factors in the Bank’s 2023 Form 10-K.

Item 2: Unregistered Sales of Equity Securities and Use of Proceeds

Not applicable

Item 3: Defaults upon Senior Securities

None

Item 4: Mine Safety Disclosures

Not applicable

Item 5: Other Information

    None

Item 6: Exhibits

Exhibit No.	Description	Method of Filing
10.1	2024 Executive Officer Incentive Compensation Plan*	Incorporated by reference to Exhibit 10.13 to the Bank’s Form 10-K filed with the SEC on March 6, 2024.
31.1	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 for the Chief Executive Officer	Filed herewith.
31.2	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 for the Principal Financial Officer	Filed herewith.
32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 for the Chief Executive Officer	Furnished herewith.
32.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 for the Principal Financial Officer	Furnished herewith.
101.INS	Inline XBRL Instance Document - The instance document does not appear in the interactive data file because its XBRL tags are embedded within the inline XBRL document.	Filed herewith.
101.SCH	Inline XBRL Taxonomy Extension Schema Document	Filed herewith.
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document	Filed herewith.
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document	Filed herewith.
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document	Filed herewith.
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document	Filed herewith.
104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)	Filed herewith.
+ Incorporated document references to filings by the registrant are to SEC File No. 000-51395
* Denotes management contract or compensatory plan.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Federal Home Loan Bank of Pittsburgh
(Registrant)

By: /s/ Edward V. Weller
Edward V. Weller
Chief Financial Officer
(Principal Financial Officer and Authorized Officer)

By: /s/ Matthew A. Cooper
Matthew A. Cooper
Chief Accounting Officer
(Principal Accounting Officer and Authorized Officer)

By: /s/ David G. Paulson
David G. Paulson
Chief Operating Officer
(Authorized Officer)

Date: May 7, 2024