Form 10-Q
period 2024-09-30
Federal Home Loan Bank of Pittsburgh
filed 2024-11-05
CIK 1330399

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2024
or
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

301 Grant Street, Suite 2000
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

There were 38,518,013 shares of common stock with a par value of $100 per share outstanding at October 31, 2024.

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

U.S. Treasury yields declined across all term points in the third quarter due to weaker economic data and a continued decline in inflation, causing the Federal Reserve to adjust policy. After holding the target range for federal funds constant at its July meeting, the Federal Reserve decreased the federal funds target range from 5.25-5.50% to 4.75-5.00% in September, a relatively sizeable decrease. Uncertainty surrounding the size and pace of rate cuts will continue to be a dominant theme, but certain Federal Reserve officials have signaled that additional rate decreases may be appropriate in 2024. The speed and degree of future decreases, if any, could negatively impact the Bank’s results of operations particularly if the yield curve also flattens resulting in compressions to net interest margin. FHLBank debt remained relatively close to the U.S. Treasury yields during the quarter.

Results of Operations. The Bank’s net income for the third quarter of 2024 totaled $134.4 million, compared to $156.1 million for the third quarter of 2023. The $21.7 million decrease was primarily driven by a decrease in noninterest income. The decrease in noninterest income was due primarily to valuation changes in the Bank’s derivative and trading securities portfolios resulting from declining interest rates in the third quarter of 2024 compared to interest rate increases in the same prior year period, partially offset by higher letter of credit fees earned. The net interest margin was 69 basis points in the third quarter of 2024, unchanged from the third quarter of 2023.

For the nine months ended September 30, 2024, the Bank’s net income totaled $437.6 million, compared to $455.1 million for the same prior-year period. The $17.5 million decrease was primarily driven by a decrease in noninterest income. The decrease in noninterest income was due primarily to valuation changes in the Bank’s derivative and trading securities portfolio’s resulting from declining interest rates in the third quarter of 2024, compared to interest rate increases in the same prior year period, partially offset by higher letter of credit fees earned. The net interest margin was 71 basis points for the first nine months of 2024 and 66 basis points for the first nine months of 2023. The increase in net interest margin was primarily due to higher net interest spreads with higher spread MBS comprising a larger portion of the Bank’s total assets as well as the impact that the higher year to date average short-term interest rates had on non-interest bearing funds.

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

Financial Condition. Advances. Advances totaled $79.3 billion at September 30, 2024 compared to $78.4 billion at December 31, 2023. In addition, the par value of advances that had a remaining maturity of more than one year decreased to 25% at September 30, 2024 compared to 41% at December 31, 2023. Member demand for advances continues to be primarily driven by members’ liquidity management practices and sustained competition for deposits. Although advance levels remained relatively flat, it is not uncommon for FHLBank to experience fluctuations in the overall advance portfolio driven primarily by changes in member needs.

The ability to grow and/or maintain the advance portfolio is affected by, among other things, the following: (1) the liquidity demands of the Bank’s borrowers; (2) the composition of the Bank’s membership; (3) members’ regulatory requirements; (4) current and future credit market conditions; (5) housing market trends; (6) the shape of the yield curve; and (7) advance pricing.

Liquidity Investments. The Bank maintains liquidity to meet member borrowing needs and regulatory standards. The liquidity investment portfolio is comprised of cash, interest-bearing deposits, Federal funds sold, securities purchased under agreements to resell, and U.S. Treasury obligations classified as trading or available-for-sale (AFS). At September 30, 2024, the

Bank held $15.6 billion of liquid assets compared to $15.3 billion at December 31, 2023. Liquid assets stayed relatively flat as a result of normal portfolio management and liquidity needs.

Investments. The Bank’s investment portfolio, excluding those investments included in the liquidity portfolio, is comprised of trading, AFS and held-to-maturity (HTM) investments. The investments must meet the Bank’s risk guidelines and certain other requirements, such as yield. The Bank’s investment portfolio totaled $15.3 billion at September 30, 2024 and $12.7 billion at December 31, 2023, an increase of $2.6 billion. During the first nine months of 2024, the Bank was able to grow its MBS portfolio due to continued capacity under regulatory requirements and attractive mortgage spreads.

Consolidated Obligations. The Bank’s consolidated obligations totaled $108.3 billion at September 30, 2024, an increase of $3.8 billion from December 31, 2023. At September 30, 2024, bonds represented 91% of the Bank’s consolidated obligations, compared with 87% at December 31, 2023. Discount notes represented 9% of the Bank’s consolidated obligations at September 30, 2024 compared with 13% at year-end 2023. The overall increase in consolidated obligations outstanding is consistent with the increase in asset balances. The funding mix shifted towards floating rate bonds that replaced maturing discount notes and fixed rate bonds.

Capital Position and Regulatory Requirements. Total capital at September 30, 2024 was $6.0 billion, compared to $5.7 billion at December 31, 2023. The increase was primarily due to higher retained earnings. Total retained earnings at September 30, 2024 were $2.0 billion, compared with $1.8 billion at December 31, 2023. Accumulated other comprehensive income (loss) (AOCI) was $(5.1) million at September 30, 2024, compared with $(72.5) million at December 31, 2023. The change was driven by increases in the fair values of securities within the AFS portfolio.

In October 2024, the Bank paid quarterly dividends of 9.00% annualized on activity stock and 5.60% annualized on membership stock. These dividends are calculated on stockholders’ average balances for the third quarter of 2024. For additional information on quarterly dividends, see Note 7 - Capital in this Form 10-Q.

The dividend rates demonstrate that the Bank continues to return value to its member shareholders. Looking forward, market and business conditions, including strategic initiatives, can impact the Bank’s overall performance, as well as the levels of future dividends. The Bank’s intent is to continue to provide meaningful shareholder return; future dividend rates may not correspond directly with the pace or direction of interest rate changes.

The Bank met all of its capital requirements as of September 30, 2024, and in the Finance Agency’s most recent determination, as of June 30, 2024, the Bank was deemed "adequately capitalized."

Earnings Performance

    The following is a summary of the Bank’s earnings performance for the three and nine months ended September 30, 2024, which should be read in conjunction with the Bank’s unaudited interim financial statements included in this Form 10-Q as well as the audited financial statements included in Item 8. Financial Statements and Supplementary Data in the Bank’s 2023 Form 10-K.

Summary of Financial Results

Net Income and Return on Average Equity.

The Bank’s net income totaled $134.4 million for the third quarter of 2024, compared to $156.1 million for the third quarter of 2023. The $21.7 million decrease in net income was driven primarily by the following:
▪Net interest income was $195.3 million for the third quarter of 2024, an increase of $6.0 million from $189.3 million during the same prior-year period.
–Interest income was $1,586.5 million for the third quarter of 2024, compared to $1,500.3 million in the same prior-year period. This increase was driven by higher earnings on MBS due to growth in the portfolio and higher short-term interest rates.
–Interest expense was $1,391.2 million for the third quarter of 2024, compared to $1,311.0 million in the same prior-year period. This increase was the result of higher short-term interest rates and higher average consolidated obligations.

▪Noninterest income (loss) was $(3.7) million for the third quarter of 2024, compared to $14.0 million in the same prior-year period. This $17.7 million decrease was due primarily to valuation changes in the Bank’s derivative and trading securities portfolios resulting from declining interest rates in the third quarter of 2024, compared to interest rate increases in the same prior-year period, partially offset by higher letter of credit fees earned.
▪Other expenses, excluding voluntary contributions, was $32.6 million for the third quarter of 2024, compared to $27.9 million in the same prior-year period, an increase of $4.7 million. This increase was primarily driven by higher compensation and benefits from higher headcount, higher costs associated with technology and other strategic initiatives, and higher assessed expenses from the Finance Agency and the Office of Finance.
▪Voluntary contributions, in support of the Bank’s commitment to contribute 5% of prior year’s earnings to community investment products, were $10.4 million for the third quarter of 2024, compared to none in the same prior-year period. This increase was driven by the timing of the contributions to voluntary community investment products.
▪The Bank allocated $15.0 million to statutory AHP as a result of third quarter 2024 performance.

The Bank’s net income totaled $437.6 million for the nine months ended September 30, 2024, compared to $455.1 million for the same prior-year period. The $17.5 million decrease in net income was driven primarily by the following:
▪Net interest income was $588.1 million for the nine months ended September 30, 2024, an increase of $41.4 million from $546.7 million during the same prior-year period.
–Interest income was $4,641.7 million for the nine months ended September 30, 2024, compared to $4,295.6 million in the same prior-year period. This increase was driven by higher earnings on MBS due to growth in the portfolio and higher short-term interest rates.
–Interest expense was $4,053.6 million for the nine months ended September 30, 2024, compared to $3,748.9 million in the same prior-year period. This increase was the result of higher short-term interest rates.
▪Noninterest income was $21.7 million for the nine months ended September 30, 2024, compared to $44.8 million in the same prior-year period. This $23.1 million decrease was due primarily to valuation changes in the Bank’s derivative and trading securities portfolios resulting from declining interest rates in the third quarter of 2024, compared to interest rate increases in the same prior-year period, partially offset by higher letter of credit fees earned.
▪Other expenses, excluding voluntary contributions, was $94.8 million for the nine months ended September 30, 2024, compared to $81.6 million in the same prior-year period, an increase of $13.2 million. This increase was primarily driven by higher compensation and benefits from higher headcount and market value changes of deferred compensation agreements, costs associated with technology and other strategic initiatives, and higher assessed expenses from the Finance Agency and the Office of Finance.
▪Voluntary contributions, in support of the Bank’s commitment to contribute 5% of prior year’s earnings to community investment products, were $27.5 million for the nine months ended September 30, 2024, compared to none in the same prior-year period. This increase was driven by the timing of the contributions to voluntary community investment products.
▪The Bank allocated $48.8 million to statutory AHP as a result of performance for the nine months ended September 30, 2024.

The Bank’s return on average equity for the three and nine months ended September 30, 2024 was 9.41% and 10.47%. The Bank’s return on average equity for the three and nine months ended September 30, 2023 was 11.44% and 11.14%.

Net Interest Income

Average Balances and Interest Yields/Rates Paid. The following table summarizes the average balances, yields or rates paid, and net interest margin on interest-earning assets and interest-bearing liabilities for the three and nine months ended September 30, 2024 and 2023.

	Three months ended September 30,
	2024			2023
(dollars in millions)	Average Balance	Interest Income/ Expense	Avg. Yield/ Rate (%)	Average Balance	Interest Income/ Expense	Avg. Yield/ Rate (%)
Assets:
Securities purchased under agreements to resell	$8,365.8	$112.2	5.33	$6,674.4	$89.2	5.30
Federal funds sold	3,323.9	44.6	5.34	3,332.4	44.6	5.31
Interest-bearing deposits (1)	3,788.8	51.9	5.45	4,109.7	54.9	5.29
Investment securities (2)	19,032.2	276.6	5.78	14,611.3	203.1	5.51
Advances (3)	73,530.7	1,058.7	5.73	75,486.5	1,071.0	5.63
Mortgage loans held for portfolio (4)	4,754.2	42.5	3.56	4,629.0	37.5	3.22
Total interest-earning assets	112,795.6	1,586.5	5.60	108,843.3	1,500.3	5.47
Other assets	1,423.8			1,324.8
Total assets	$114,219.4			$110,168.1
Liabilities and capital:
Deposits (1)	$659.3	$8.7	5.26	$780.4	$10.3	5.26
Consolidated obligation discount notes	10,766.4	143.3	5.29	16,899.0	220.2	5.17
Consolidated obligation bonds	95,097.1	1,238.6	5.18	84,592.9	1,079.9	5.06
Other borrowings	27.7	0.6	8.93	29.1	0.6	8.19
Total interest-bearing liabilities	106,550.5	1,391.2	5.19	102,301.4	1,311.0	5.08
Other liabilities	1,983.1			2,450.0
Total capital	5,685.8			5,416.7
Total liabilities and capital	$114,219.4			$110,168.1
Net interest spread			0.41			0.39
Impact of noninterest-bearing funds			0.28			0.30
Net interest income/net interest margin (5)		$195.3	0.69		$189.3	0.69
Notes:
(1) Average balances of deposits (assets and liabilities) include cash collateral received from/paid to counterparties which is reflected in the Statements of Condition as derivative assets/liabilities.
(2) Investment securities include trading, AFS and HTM securities. The average balances of AFS and HTM are reflected at amortized cost.
(3) Interest on Advances includes prepayment fees, net of $0.1 million and $0.0 million in 2024 and 2023, respectively.
(4) Nonaccrual mortgage loans are included in average balances in determining the average rate.
(5) Net interest margin is net interest income before provision (reversal) for credit losses as a percentage of average interest-earning assets.

	Nine months ended September 30,
	2024			2023
(dollars in millions)	Average Balance	Interest Income/ Expense	Avg. Yield/ Rate (%)	Average Balance	Interest Income/ Expense	Avg. Yield/ Rate (%)
Assets:
Securities purchased under agreements to resell	$7,652.8	$307.7	5.37	$5,825.5	$218.0	5.00
Federal funds sold	3,118.6	125.7	5.38	4,046.2	148.9	4.92
Interest-bearing deposits (1)	3,768.1	154.6	5.48	4,008.9	150.6	5.02
Investment securities (2)	17,906.3	781.4	5.83	14,176.5	548.4	5.17
Advances (3)	73,016.1	3,147.4	5.76	78,818.6	3,120.9	5.29
Mortgage loans held for portfolio (4)	4,736.7	124.9	3.52	4,588.7	108.8	3.17
Total interest-earning assets	110,198.6	4,641.7	5.63	111,464.4	4,295.6	5.15
Other assets	1,482.9			1,439.8
Total assets	$111,681.5			$112,904.2
Liabilities and capital:
Deposits (1)	$675.9	$26.9	5.32	$664.3	$24.5	4.94
Consolidated obligation discount notes	11,661.4	466.3	5.34	26,220.4	943.6	4.81
Consolidated obligation bonds	91,435.1	3,558.6	5.20	78,073.5	2,779.0	4.76
Other borrowings	27.8	1.8	8.85	31.7	1.8	7.72
Total interest-bearing liabilities	103,800.2	4,053.6	5.22	104,989.9	3,748.9	4.77
Other liabilities	2,299.2			2,450.9
Total capital	5,582.1			5,463.4
Total liabilities and capital	$111,681.5			$112,904.2
Net interest spread			0.41			0.38
Impact of noninterest-bearing funds			0.30			0.28
Net interest income/net interest margin (5)		$588.1	0.71		$546.7	0.66
Notes:
(1) Average balances of deposits (assets and liabilities) include cash collateral received from/paid to counterparties which is reflected in the Statements of Condition as derivative assets/liabilities.
(2) Investment securities include trading, AFS and HTM securities. The average balances of AFS and HTM are reflected at amortized cost.
(3) Interest on Advances includes prepayment fees, net of $6.5 million and $0.1 million in 2024 and 2023, respectively.
(4) Nonaccrual mortgage loans are included in average balances in determining the average rate.
(5) Net interest margin is net interest income before provision (reversal) for credit losses as a percentage of average interest-earning assets.

The Bank’s business model is designed to protect the net interest spread earned by the Bank and withstand fluctuations in both the level of interest rates and volume of business. Net interest spread increased in the third quarter of 2024 to 41 basis points compared to 39 basis points over the same prior year period. This was primarily due to the Bank’s increased investment in comparatively higher net spread MBS now making up a larger portion of total assets accompanied with lower average advance balances.

Net interest spread also increased in the first nine months of 2024 to 41 basis points compared to 38 basis points over the same prior year period. Higher net spread MBS now comprise a larger percentage of the balance sheet due to growth in the portfolio and a reduction in average advances from the same prior year period.

Overall, net interest margin was consistent at 69 basis points for the third quarter of 2024, compared to 69 basis points in the third quarter of 2023. The Bank’s net interest margin increased by 5 basis points to 71 basis points during the first nine months of 2024, compared to 66 basis points during first nine months of 2023. The increases were due to increased net interest spread and increased earnings on capital from higher average short-term interest rates.

Rate/Volume Analysis. Changes in both volume and interest rates influence changes in net interest income and net interest margin. The following table summarizes changes in interest income and interest expense between the three and nine months ended September 30, 2024 and 2023.

	Increase (Decrease) in Interest Income/Expense Due to Changes in Rate/Volume 2024 compared to 2023
	Three months ended September 30,			Nine months ended September 30,
(in millions)	Volume (1) (3)	Rate (2) (3)	Total	Volume (1) (3)	Rate (2) (3)	Total
Securities purchased under agreements to resell	$22.5	$0.5	$23.0	$72.7	$17.0	$89.7
Federal funds sold	(0.1)	0.1	—	(36.3)	13.1	(23.2)
Interest-bearing deposits	(4.5)	1.5	(3.0)	(9.3)	13.3	4.0
Investment securities	63.4	10.1	73.5	157.1	75.9	233.0
Advances	(29.7)	17.4	(12.3)	(237.8)	264.3	26.5
Mortgage loans held for portfolio	1.0	4.0	5.0	3.6	12.5	16.1
Total interest-earning assets	$52.6	$33.6	$86.2	$(50.0)	$396.1	$346.1

Deposits	$(1.6)	$—	$(1.6)	$0.5	$1.9	$2.4
Consolidated obligation discount notes	(82.1)	5.2	(76.9)	(571.9)	94.6	(477.3)
Consolidated obligation bonds	133.9	24.8	158.7	506.1	273.5	779.6
Other borrowings	—	—	—	(0.2)	0.2	—
Total interest-bearing liabilities	$50.2	$30.0	$80.2	$(65.5)	$370.2	$304.7
Total increase (decrease) in net interest income	$2.4	$3.6	$6.0	$15.5	$25.9	$41.4
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

Interest income increased in both year-over-year and quarter-over-quarter comparisons. The increase was driven by higher yields earned on all asset classes from an increase in short-term interest rates and higher earnings on MBS due to growth in the portfolio.

Interest expense increased in both year-over-year and quarter-over-quarter comparisons, driven by higher rates paid on consolidated obligations brought on by increases in short-term interest rates and, in the case of the quarter-over-quarter comparison, higher average consolidated obligations.

    Derivative Effects on Net Interest Income. The following tables quantify the effects of the Bank’s derivative activities on net interest income for the three and nine months ended September 30, 2024 and 2023.

Three months ended September 30, 2024
(in millions)	Advances	Investments	Mortgage Loans	Bonds	Discount Notes	Total
Amortization/accretion of hedging activities in net interest income	$0.1	$—	$(0.1)	$—	$—	$—
Gains (losses) on designated fair value hedges	—	(2.9)	—	—	0.2	(2.7)
Other - price alignment amount on cleared derivatives	(2.3)	(4.1)	—	(0.5)	—	(6.9)
Net interest settlements included in net interest income	77.2	61.0	—	(123.8)	(1.0)	13.4
Total effect on net interest income	$75.0	$54.0	$(0.1)	$(124.3)	$(0.8)	$3.8

Nine months ended September 30, 2024
(in millions)	Advances	Investments	Mortgage Loans	Bonds	Discount Notes	Total
Amortization/accretion of hedging activities in net interest income	$0.2	$(0.1)	$(0.3)	$—	$—	$(0.2)
Gains (losses) on designated fair value hedges	—	(2.8)	—	0.8	(0.3)	(2.3)
Other - price alignment amount on cleared derivatives	(11.4)	(16.8)	—	(0.4)	0.1	(28.5)
Net interest settlements included in net interest income	252.5	180.4	—	(414.1)	(3.8)	15.0
Total effect on net interest income	$241.3	$160.7	$(0.3)	$(413.7)	$(4.0)	$(16.0)

Three months ended September 30, 2023
(in millions)	Advances	Investments	Mortgage Loans	Bonds	Discount Notes	Total
Amortization/accretion of hedging activities in net interest income	$0.1	$(0.1)	$(0.1)	$—	$—	$(0.1)
Gains (losses) on designated fair value hedges	—	(0.2)	—	(0.4)	2.3	1.7
Other - price alignment amount on cleared derivatives	(15.2)	(18.0)	—	(9.2)	—	(42.4)
Net interest settlements included in net interest income	106.4	65.4	—	(170.7)	(4.7)	(3.6)
Total effect on net interest income	$91.3	$47.1	$(0.1)	$(180.3)	$(2.4)	$(44.4)

Nine months ended September 30, 2023
(in millions)	Advances	Investments	Mortgage Loans	Bonds	Discount Notes	Total
Amortization/accretion of hedging activities in net interest income	$0.2	$(0.1)	$(0.4)	$—	$—	$(0.3)
Gains (losses) on designated fair value hedges	—	0.5	—	(0.4)	(2.0)	(1.9)
Other - price alignment amount on cleared derivatives	(27.9)	(34.2)	—	(6.3)	(0.1)	(68.5)
Net interest settlements included in net interest income	253.9	173.1	—	(444.2)	(6.7)	(23.9)
Total effect on net interest income	$226.2	$139.3	$(0.4)	$(450.9)	$(8.8)	$(94.6)

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

Provision (reversal) for Credit Losses. The provision (reversal) for credit losses in the third quarter of 2024 was $(0.8) million compared with a provision of $1.9 million in the third quarter of 2023. The provision for credit losses was $1.1 million and $4.0 million for the nine months ended September 30, 2024 and September 30, 2023, respectively. The reversal for the third quarter of 2024 was driven by higher market values on the Bank’s private label MBS classified as AFS. The provision for the nine months ended September 30, 2024 was driven by private label MBS classified as AFS due to slower actual prepayment speeds and a decline in market values. The provisions for both the third quarter of 2023 and the nine months ended September 30, 2023 were driven by private label MBS classified as AFS due to declines in market values.

Noninterest Income

	Three months ended September 30,		Nine months ended September 30,
(in millions)	2024	2023	2024	2023
Net gains (losses) on investment securities	$4.3	$(2.4)	$3.3	$(1.1)
Net gains (losses) on derivatives	(17.9)	7.3	(10.6)	21.2
Standby letters of credit fees	8.8	8.1	25.7	22.2
Other, net	1.1	1.0	3.3	2.5
Total noninterest income (loss)	$(3.7)	$14.0	$21.7	$44.8

The Bank’s change in total noninterest income for the three and nine months ended September 30, 2024 compared to the same prior year period was due primarily to valuation changes in the Bank’s derivative and trading securities portfolios resulting from declining interest rates in the third quarter of 2024, compared to interest rate increases in the same prior year period, partially offset by higher letter of credit fees earned.

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

The following tables detail the net effect of economic derivatives on noninterest income for the three and nine months ended September 30, 2024 and 2023.

	Three months ended September 30, 2024
(in millions)	Advances	Investments	Mortgage Loans	Bonds	Discount Notes	Other	Total
Net gains (losses) on derivatives:
Gains (losses) on derivatives not receiving hedge accounting, including net interest settlements	$(9.5)	$(10.4)	$(15.5)	$17.6	$—	$—	$(17.8)
Other - price alignment amount on cleared derivatives	—	—	—	—	—	(0.1)	(0.1)
Total net gains (losses) on derivatives	$(9.5)	$(10.4)	$(15.5)	$17.6	$—	$(0.1)	$(17.9)

	Nine months ended September 30, 2024
(in millions)	Advances	Investments	Mortgage Loans	Bonds	Discount Notes	Other	Total
Net gains (losses) on derivatives:
Gains (losses) on derivatives not receiving hedge accounting, including net interest settlements	$2.3	$(1.2)	$(9.2)	$(1.2)	$—	$—	$(9.3)
Other - price alignment amount on cleared derivatives	—	—	—	—	—	(1.3)	(1.3)
Total net gains (losses) on derivatives	$2.3	$(1.2)	$(9.2)	$(1.2)	$—	$(1.3)	$(10.6)

	Three months ended September 30, 2023
(in millions)	Advances	Investments	Mortgage Loans	Bonds	Discount Notes	Other	Total
Net gains (losses) on derivatives:
Gains (losses) on derivatives not receiving hedge accounting, including net interest settlements	$6.3	$6.3	$2.6	$(7.3)	$—	$—	$7.9
Other - price alignment amount on cleared derivatives	—	—	—	—	—	(0.6)	(0.6)
Total net gains (losses) on derivatives	$6.3	$6.3	$2.6	$(7.3)	$—	$(0.6)	$7.3

	Nine months ended September 30, 2023
(in millions)	Advances	Investments	Mortgage Loans	Bonds	Discount Notes	Other	Total
Net gains (losses) on derivatives:
Gains (losses) on derivatives not receiving hedge accounting, including net interest settlements	$20.1	$13.9	$2.6	$(14.2)	$0.1	$—	$22.5
Other - price alignment amount on cleared derivatives	—	—	—	—	—	(1.3)	(1.3)
Total net gains (losses) on derivatives	$20.1	$13.9	$2.6	$(14.2)	$0.1	$(1.3)	$21.2

Derivatives not receiving hedge accounting. For derivatives not receiving hedge accounting (i.e., economic hedges and mortgage delivery commitments), the Bank includes the net interest settlements and the fair value changes in the “Net gains (losses) on derivatives” financial statement line item. For economic hedges, the Bank recorded net losses of $(17.8) million in the third quarter of 2024 compared to net gains of $7.9 million for the third quarter of 2023. The net losses observed during the third quarter of 2024 were primarily due to a decrease in market value on the Bank’s asset swaps, partially offset by gains on the Bank’s liability swaps, resulting from a decrease in rates in the third quarter of 2024. For the nine months ended September 30, 2024, the Bank recorded net losses of $(9.3) million compared to net gains of $22.5 million for the nine months ended September 30, 2023. The net losses observed during the nine months ended September 30, 2024 were primarily due to a decrease in market value on the Bank’s asset swaps, partially offset by gains on the Bank’s liability swaps, resulting from a decrease in rates during the nine months ended September 30, 2024. The total notional amount of economic hedges, which includes mortgage delivery commitments was $4.8 billion at September 30, 2024 and $4.2 billion at December 31, 2023.

Other Expense

	Three months ended March 31,		Nine months ended September 30,
(in millions)	2024	2023	2024	2023
Compensation and benefits	$16.8	$14.8	$47.9	$43.7
Other operating	11.9	9.9	35.5	28.5
Finance Agency	2.1	1.6	6.2	5.0
Office of Finance	1.8	1.6	5.2	4.4
Voluntary contributions	10.4	—	27.5	—
Total other expense	$43.0	$27.9	$122.3	$81.6

The Bank’s total other expense increased $15.1 million to $43.0 million for the third quarter of 2024, compared with the same prior-year period. This increase was driven by voluntary contributions, higher compensation and benefits from higher headcount, higher costs associated with technology and other strategic initiatives, and higher assessed expenses from the Finance Agency and the Office of Finance. Voluntary contributions, in support of the Bank’s commitment to contribute 5% of prior year’s earnings to community investment products, were $10.4 million for the third quarter of 2024, compared to none in the same prior year period. This increase was driven by the timing of the contributions to voluntary community investment products.

The Bank’s total other expense increased $40.7 million to $122.3 million for the nine months ended September 30, 2024 compared with the same prior-year period. This increase was driven by voluntary contributions, higher compensation and benefits from higher headcount and market value changes of deferred compensation agreements, costs associated with technology and other strategic initiatives, and higher assessed expenses from the Finance Agency and the Office of Finance. Voluntary contributions, in support of the Bank’s commitment to contribute 5% of prior year’s earnings to community investment products, were $27.5 million for the nine months ended September 30, 2024, compared to none in the same prior year period. This increase was driven by the timing of the contributions to voluntary community investment products.

Financial Condition

    The following should be read in conjunction with the Bank’s unaudited interim financial statements in this Form 10-Q and the audited financial statements in the Bank’s 2023 Form 10-K.

Assets

    Total assets were $116.0 billion at September 30, 2024, compared with $112.1 billion at December 31, 2023. The increase of $3.9 billion was primarily due to growth in the MBS portfolio. Advances totaled $79.3 billion at September 30, 2024, compared to $78.4 billion at December 31, 2023. The Bank’s return on average assets for the three months ended September 30, 2024 and September 30, 2023 was 0.47% and 0.56%, respectively. The Bank’s return on average assets for the nine months ended September 30, 2024 and September 30, 2023 was 0.52% and 0.54%, respectively.

    The Bank’s core mission activities include the issuance of advances and acquiring member assets through the MPF® Program. “Mortgage Partnership Finance” and “MPF” are registered trademarks of the Federal Home Loan Bank of Chicago. The core mission asset ratio, defined as the ratio of par amount of advances and MPF loans relative to consolidated obligations adjusted for certain U.S. Treasury securities using nine-month averages, was 78.3% as of September 30, 2024 and 82.6% as of December 31, 2023. The decrease in this ratio is primarily due to lower average advance balances.

    Advances. Advances (par) totaled $79.3 billion at September 30, 2024 compared to $78.6 billion at December 31, 2023. Member demand for advances continues to be driven primarily by members’ liquidity management practices, and sustained competition for deposits. Although advance levels remained flat, it is not uncommon for the Bank to experience variances in the overall advance portfolio driven primarily by changes in member needs. At September 30, 2024, the Bank had advances to 150 borrowing members, compared to 161 borrowing members at December 31, 2023. Advances outstanding to the Bank’s five largest borrowers totaled 80.8% of total advances as of September 30, 2024, and 79.3% at December 31, 2023. Fixed rate advances with a balance of $24.0 billion comprised 30.3% of the total par value of advances outstanding at September 30, 2024 compared to $30.2 billion comprising 38.3% at December 31, 2023.

The following table provides information on advances at par by redemption terms at September 30, 2024 and December 31, 2023.

(in millions)	September 30, 2024	December 31, 2023
Fixed-rate
Due in 1 year or less (1)	$13,626.6	$16,498.4
Due after 1 year through 3 years	7,355.2	9,343.0
Due after 3 years through 5 years	2,249.4	3,179.0
Due after 5 years through 15 years	71.0	72.5
Thereafter	74.8	74.8
Total par value	$23,377.0	$29,167.7

Fixed-rate, callable or prepayable (2)
Due in 1 year or less	$—	$250.0
Total par value	$—	$250.0

Variable-rate
Due in 1 year or less (1)	$45,771.7	$29,412.7
Due after 1 year through 3 years	9,310.0	19,000.0
Due after 3 years through 5 years	—	10.0
Total par value	$55,081.7	$48,422.7

Variable-rate, callable or prepayable (2)
Due in 1 year or less	$10.0	$10.0
Due after 1 year through 3 years	27.5	40.0
Due after 3 years through 5 years	167.5	—
Total par value	$205.0	$50.0

Other (3)
Due in 1 year or less	$220.6	$209.6
Due after 1 year through 3 years	356.4	408.9
Due after 3 years through 5 years	42.7	116.1
Due after 5 years through 15 years	13.5	22.2
Total par value	$633.2	$756.8
Total par balance	$79,296.9	$78,647.2
Notes:
(1) Includes overnight advances.
(2) Prepayable advances are those advances that may be contractually prepaid by the borrower on specified dates without incurring prepayment or termination fees.
(3) Includes fixed-rate amortizing/mortgage matched, convertible, and other advances.

The Bank had no putable advances at September 30, 2024 or December 31, 2023.

The following table provides a distribution of the number of members, categorized by individual member asset size (as reported quarterly), that had an outstanding advance balance during the nine months ended September 30, 2024 and 2023. Commercial bank and savings institution members are classified by asset size as follows: Super-Regional (over $150 billion), Regional ($25 billion to $150 billion), Mid-size ($1.46 billion to $25 billion) and Community Financial Institutions (CFIs) (under $1.46 billion). Credit union and insurance members are classified separately.

Member Classification	September 30, 2024	September 30, 2023
Super-Regional	3	3
Regional	5	4
Mid-size	36	37
CFI	112	120
Credit Union	35	43
Insurance	22	18
Total borrowing members during the period	213	225
Total membership	283	280
Percentage of members borrowing during the period	75.3%	80.4%

The following table provides information at par on advances by member classification at September 30, 2024 and December 31, 2023.

(in millions)	September 30, 2024	December 31, 2023
Member Classification
Super-Regional	$59,175.0	$52,675.0
Regional	5,863.8	10,784.8
Mid-size	6,523.2	9,087.6
CFI	2,717.3	3,069.3
Credit Union	1,806.3	1,952.1
Insurance	2,680.3	551.1
Non-member	531.0	527.3
Total	$79,296.9	$78,647.2

See the “Credit and Counterparty Risk - TCE and Collateral” discussion in the Risk Management section of this Item 2 for further information on collateral policies and practices and details regarding eligible collateral, including amounts and percentages of eligible collateral securing member advances as of September 30, 2024.

    Allowance for Credit Losses (ACL) - Advances. The Bank evaluates its advances for an allowance for credit losses on a collective, or pooled, basis unless an individual assessment is deemed necessary because the instruments do not possess similar risk characteristics. The Bank pools advances by member type. Based on the collateral held as security, the Bank’s credit extension and collateral policies and repayment history on advances, including that the Bank has not incurred any credit losses since inception, the Bank has not recorded an ACL at September 30, 2024 or December 31, 2023. For additional information on the allowance methodology, see Note 3 - Advances in this Form 10-Q.

Mortgage Loans Held for Portfolio, Net. Mortgage loans held for portfolio, net of ACL, was $4.7 billion at both September 30, 2024 and December 31, 2023.

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

Foregone interest represents income the Bank would have recorded if the loan was paying according to its contractual terms. Foregone interest was immaterial for the Bank’s mortgage loans for both the nine months ended September 30, 2024 and September 30, 2023.

The Bank continues to accrue interest on its government-insured or -guaranteed mortgage loans after becoming 90 days or more delinquent. The amount of mortgage loans 90 days or more delinquent and still accruing interest was $2.3 million and $2.1 million at September 30, 2024 and December 31, 2023, respectively.

The performance of the mortgage loans in the Bank’s MPF Program improved slightly compared to December 31, 2023, and the MPF Original portfolio continues to outperform the market based on national delinquency statistics. As of September 30, 2024, the Bank’s seriously delinquent mortgage loans (90 days or more delinquent or in the process of foreclosure) represented 0.3% of the MPF Original portfolio, 0.9% of the MPF Plus portfolio, and 0.5% of the MPF 35 portfolio, compared with 0.3%, 1.3%, and 0.5%, respectively, at December 31, 2023.

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

The following table presents the balance of the MPF CE structure at September 30, 2024 and December 31, 2023.

	September 30, 2024		December 31, 2023
(in millions)	FLA	Available CE	FLA	Available CE
MPF Original	$9.1	$76.6	$8.6	$75.5
MPF 35	19.7	124.7	18.8	135.5
MPF Plus	14.9	0.9	14.9	1.1
Total	$43.7	$202.2	$42.3	$212.1

The following table presents certain metrics and ratios related to the Bank’s mortgage loans held for portfolio. The ratios in the table below are reported after the application of CE.

	Nine months ended September 30,
(dollars in millions)	2024	2023
Average mortgage loans outstanding during the period (unpaid principal balance (UPB))	$4,681.3	$4,526.7
(Charge-offs) Recoveries, net (1)	$(0.7)	$—
Net charge-offs (recoveries) to average loans outstanding during the period	0.01%	—%

(dollars in millions)	September 30, 2024	December 31, 2023
Mortgage loans held for portfolio (UPB)	$4,696.2	$4,643.6
Nonaccrual loans (UPB)	$23.9	$22.7
ACL on mortgage loans held for portfolio	$2.4	$3.0
ACL to mortgage loans held for portfolio	0.05%	0.06%
Nonaccrual loans to mortgage loans held for portfolio	0.51%	0.49%
ACL to nonaccrual loans	10.00%	13.28%
Note:
(1) Net charge-offs that the Bank does not expect to recover through CE receivable.

    The ACL on mortgage loans decreased by $0.6 million during the nine months ended September 30, 2024. Changes in the ACL are typically not significant, as expected credit losses are reduced by the CE available to absorb losses on the loans in accordance with the credit structure of the MPF Program.

Cash and Investments. The Bank’s strategy is to maintain its short-term liquidity position in part to be able to meet members’ advance demand and Bank regulatory liquidity requirements. Excess cash is typically invested in overnight investments. The Bank also maintains an investment portfolio to enhance earnings. These investments may be classified as trading, AFS or HTM.

The Bank maintains a liquidity portfolio comprised of cash, interest-bearing deposits, Federal funds sold, securities purchased under agreements to resell, and U.S. Treasury obligations classified as trading or AFS. The liquidity portfolio totaled $15.6 billion at September 30, 2024 and $15.3 billion at December 31, 2023 an increase of $0.3 billion.

The Bank’s investment portfolio, excluding those investments included in the liquidity portfolio, is comprised of trading, AFS and HTM investments. The investments must meet the Bank’s risk guidelines and certain other requirements, such as yield. The Bank’s investment portfolio totaled $15.3 billion at September 30, 2024 and $12.7 billion at December 31, 2023. During the first nine months of 2024, the Bank was able to grow its MBS portfolio due to the combination of continued capacity under regulatory requirements and continued attractive mortgage spreads.

Investment securities, defined as all trading, AFS, and HTM securities, totaled $19.4 billion at September 30, 2024, compared to $16.4 billion at December 31, 2023. Details of the investment securities portfolio follow.

	Carrying Value
(in millions)	September 30, 2024	December 31, 2023
Trading securities:
Non-MBS:
Government-sponsored enterprises (GSE)	$156.7	$217.7
Total trading securities	$156.7	$217.7
Yield on trading securities	3.16%	3.18%
AFS securities:
Non-MBS:
U.S. Treasury obligations	$4,172.2	$3,676.0
GSE and Tennessee Valley Authority (TVA) obligations	939.0	983.3
State or local agency obligations	174.3	174.1
MBS:
U.S. obligations single-family	1,894.4	1,538.4
GSE single-family	4,090.2	2,047.8
GSE multifamily	6,515.4	6,277.5
Private label	119.4	125.8
Total AFS securities	$17,904.9	$14,822.9
Yield on AFS securities (1) (2)	4.41%	4.08%
HTM securities:
MBS:
U.S. obligations single-family	$700.7	$609.0
GSE single-family	400.8	440.8
GSE multifamily	244.4	245.5
Private label	38.7	44.5
Total HTM securities	$1,384.6	$1,339.8
Yield on HTM securities (1) (2)	4.48%	4.47%
Total investment securities	$19,446.2	$16,380.4
Yield on investment securities (1) (2)	4.41%	4.10%
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

ACL - Investments. The Bank invests in interest-bearing deposits and Federal funds sold which are unsecured investments. The Bank also invests in securities purchased under agreements to resell which are secured investments. At September 30, 2024 and December 31, 2023, these investments were repaid according to the contractual terms. No ACL was recorded for these assets at September 30, 2024 or December 31, 2023.

AFS securities are evaluated quarterly for expected credit losses on an individual security basis. In assessing whether a credit loss exists, the Bank considers whether there would be a shortfall in receiving all cash flows contractually due. The allowance is limited to the amount of the AFS security’s unrealized loss, if any. If the AFS security is in an unrealized gain, the ACL is zero. The ACL on AFS private label MBS was $13.0 million at September 30, 2024 and $12.0 million at December 31, 2023. The increase in the ACL was driven primarily by private label MBS classified as AFS due to slower actual prepayments and a decline in market values.

HTM securities are evaluated quarterly for expected credit losses on a pool basis unless an individual assessment is deemed necessary because the securities do not possess similar risk characteristics. An ACL is recorded with a corresponding adjustment to the provision (reversal) for credit losses. There was no ACL at September 30, 2024 or December 31, 2023.

    For additional information on the allowance methodology, see Note 2 - Investments in this Form 10-Q.

Liabilities and Capital

Deposits. The Bank offers demand, overnight and term deposits for members and qualifying nonmembers. Total deposits at September 30, 2024 increased to $704.9 million from $636.7 million at December 31, 2023. All of the Bank’s deposits are uninsured.

    Consolidated Obligations. Consolidated obligations consist of bonds and discount notes. The Bank’s consolidated obligations totaled $108.3 billion at September 30, 2024, an increase of $3.8 billion from December 31, 2023. The overall increase in consolidated obligations outstanding is consistent with the increase in asset balances. At September 30, 2024, the Bank’s bonds outstanding increased to $98.5 billion compared to $90.8 billion at December 31, 2023. Discount notes outstanding at September 30, 2024 decreased to $9.8 billion from $13.7 billion at December 31, 2023. The funding mix shifted towards floating rate bonds that replaced maturing discount notes and fixed rate bonds.

The Bank primarily uses noncallable bonds as a source of funding but also utilizes structured notes such as callable bonds. Unswapped callable bonds primarily fund the Bank’s mortgage portfolio while swapped callable bonds fund other floating rate assets.

The following table provides information on consolidated obligations by product type and contractual maturity at September 30, 2024 and December 31, 2023.

(in millions)	September 30, 2024	December 31, 2023
Discount Notes
Overnight	$1,107.0	$18.1
Due after 1 day through 30 days	6,575.9	4,286.6
Due after 30 days through 90 days	1,938.1	5,863.2
Due after 90 days though 1 Year	189.1	3,638.2
Total par value	$9,810.1	$13,806.1
Fixed-rate, non-callable
Due in 1 year or less	$9,064.5	$21,804.6
Due after 1 year through 3 years	2,934.6	4,051.4
Due after 3 years through 5 years	1,994.7	2,137.7
Thereafter	771.0	903.6
Total par value	$14,764.8	$28,897.3
Fixed-rate, callable
Due in 1 year or less	$6,952.0	$18,469.0
Due after 1 year through 3 years	7,648.5	8,417.5
Due after 3 years through 5 years	2,102.0	2,163.0
Thereafter	2,261.0	2,086.0
Total par value	$18,963.5	$31,135.5
Variable- rate, non-callable
Due in 1 year or less	$55,453.9	$14,183.0
Due after 1 year through 3 years	850.0	7,440.9
Total par value	$56,303.9	$21,623.9
Variable- rate, callable
Due in 1 year or less	$7,175.0	$7,715.0
Total par value	$7,175.0	$7,715.0
Step-up, non-callable
Due in 1 year or less	$160.0	$100.0
Due after 1 year through 3 years	515.0	576.0
Due after 3 years through 5 years	15.0	45.0
Total par value	$690.0	$721.0
Step-up, callable
Due in 1 year or less	$240.0	$307.0
Due after 1 year through 3 years	475.0	781.0
Due after 3 years through 5 years	75.0	95.0
Thereafter	110.0	130.0
Total par value	$900.0	$1,313.0
Total par balance	$108,607.3	$105,211.8
Other Adjustments (1)	$(302.5)	$(727.2)
Total consolidated obligations	$108,304.8	$104,484.6
    Note:
(1) Consists of premiums, discounts, and hedging and other adjustments.

For additional information on the Bank’s consolidated obligations, refer to Note 9 to the audited financial statements in Item 8. Financial Statements and Supplementary Data of the Bank’s 2023 Form 10-K.

Commitments and Off-Balance Sheet Items. As of September 30, 2024, the Bank was obligated to fund approximately $21.1 million of mortgage loans and to issue $1.3 billion in consolidated obligations. In addition, the Bank had $30.9 billion in outstanding standby letters of credit as of September 30, 2024. The Bank does not consolidate any off-balance sheet special purpose entities or other off-balance sheet conduits.

Capital and Retained Earnings. The Bank’s return on average equity for the three and nine months ended September 30, 2024 was 9.41% and 10.47%. The Bank’s return on average equity for the three and nine months ended September 30, 2023 was 11.44% and 11.14%. Capital adequacy, including the level of retained earnings, is monitored through the evaluation of market value of equity to par value of capital stock (MV/CS) as well as other risk metrics. Details regarding these metrics are discussed in the Risk Management portion of this Item 2.

The Bank’s capital stock is owned by its members and former members. The concentration of the Bank’s capital stock by institution type is presented below.

(dollars in millions)	September 30, 2024		December 31, 2023
Commercial banks	121	$3,495.8	125	$3,576.5
Savings institutions	48	167.3	48	157.2
Insurance companies	43	161.9	41	75.3
Credit unions	69	107.1	67	111.2
Community Development Financial Institutions	2	0.3	2	0.3
Total member institutions / total GAAP capital stock	283	$3,932.4	283	$3,920.5
Mandatorily redeemable capital stock		27.6		27.9
Total capital stock		$3,960.0		$3,948.4

    The total number of members as of September 30, 2024 remained the same compared to December 31, 2023. The Bank added eight new members and lost eight members: four members merged with another institution within the Bank’s district, two members merged with another institution outside of the Bank’s district, one member relocated their principal place of business outside of the Bank’s district, and one member was acquired by an existing member.

The following tables present member holdings of 10% or more of the Bank’s total capital stock, including mandatorily redeemable capital stock, outstanding as of September 30, 2024 and December 31, 2023.

(dollars in millions)	September 30, 2024
Member	Capital Stock	% of Total
TD Bank U.S. Holding Company (1)	$1,191.5	30.1%
PNC Bank, N.A., Wilmington, DE (2)	$1,146.8	29.0%

(dollars in millions)	December 31, 2023
Member	Capital Stock	% of Total
PNC Bank, N.A., Wilmington, DE (2)	$1,545.0	39.1%
TD Bank, N.A., Wilmington, DE	$436.2	11.1%
Notes:
(1) Member affiliates aggregated at the U.S. holding company level.
(2) For Bank membership purposes, the principal place of business is Pittsburgh, PA.

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

The Bank developed a framework for evaluating retained earnings adequacy, consistent with regulatory guidance and requirements. Retained earnings are intended to cover unexpected losses and protect members’ par value of capital stock. The framework also assists management in its overall analysis of the level of future dividends. The framework includes four risk elements that comprise the Bank’s total retained earnings target: (1) market risk; (2) credit risk; (3) operational risk; and (4) accounting risk. The retained earnings target generated from this framework is sensitive to changes in the Bank’s risk profile, whether favorable or unfavorable. The framework generated a retained earnings target of $751 million as of September 30, 2024.

In addition to the retained earnings target, the Bank considers the amount of retained earnings needed for compliance with the regulatory minimum capital-to-asset ratio of 4% to determine an overall retained earnings need. The Bank’s overall retained earnings need is $1,615 million as of September 30, 2024.
The following table presents retained earnings information for the current and prior year.

(in millions)	September 30, 2024	December 31, 2023
Unrestricted Retained Earnings	$1,331.3	$1,216.3
Restricted Retained Earnings	702.9	615.4
Total Retained Earnings	$2,034.2	$1,831.7

Retained earnings increased $202.5 million compared to December 31, 2023. The increase reflected net income that was partially offset by dividends paid. For additional information, see Note 7 - Capital in this Form 10-Q.

Dividends. The Bank declares dividends based on an annualized yield and differentiates between membership and activity capital stock. The dividend received by the member is calculated based on the average capital stock owned by the member for the previous quarter. Historically, the Bank has paid cash dividends although dividends may be paid in capital stock. Details regarding the Bank’s payment of dividends, including annual yields, for current and prior year periods are provided in Note 7 - Capital in this Form 10-Q. The following table presents dividend information for the three and nine months ended September 30, 2024 and 2023.

	Three months ended September 30,		Nine months ended September 30,
	2024	2023	2024	2023
Dividends (in millions)	$77.8	$81.2	$235.2	$210.3
Dividends per share	$2.09	$2.16	$6.39	$5.43
Dividend payout ratio (1)	57.84%	52.04%	53.74%	46.21%
Weighted average dividend rate (2)	8.69%	7.75%	8.47%	7.68%
Average Fed Funds rate	5.27%	5.26%	5.31%	4.93%
Dividend spread to Fed Funds	3.42%	2.49%	3.16%	2.75%
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

(in millions)	September 30, 2024	December 31, 2023
Permanent capital:
Capital stock (1)	$3,960.0	$3,948.4
Retained earnings	2,034.2	1,831.7
Total permanent capital	$5,994.2	$5,780.1
RBC requirement:
Credit risk capital	$223.0	$219.3
Market risk capital	470.6	356.3
Operations risk capital	208.1	172.7
Total RBC requirement	$901.7	$748.3
Excess permanent capital over RBC requirement	$5,092.5	$5,031.8
Note:
(1) Capital stock includes mandatorily redeemable capital stock.

The increase in the total RBC requirement as of September 30, 2024 reflects higher market risk capital and operational risk requirements. The increase was primarily driven by MBS portfolio growth during the first nine months of 2024 along with mortgage prepayment model changes made during the second quarter. The Bank continues to maintain significant excess permanent capital over the RBC requirement.

On September 26, 2024, the Bank received final notification from the Finance Agency that it was considered “adequately capitalized” for the quarter ended June 30, 2024. As of the date of this filing, the Bank has not received final notice from the Finance Agency regarding its capital classification for the quarter ended September 30, 2024.

Critical Accounting Estimates

The Bank’s financial statements are prepared by applying certain accounting policies. Note 1 - Summary of Significant Accounting Policies in Item 8. Financial Statements and Supplementary Data in the Bank’s 2023 Form 10-K describes the most significant accounting policies used by the Bank. In addition, the Bank’s critical accounting policies and estimates are presented in Item 7. Management’s Discussion and Analysis in the Bank’s 2023 Form 10-K. Certain of these policies require management to make estimates or economic assumptions that may prove inaccurate or be subject to variations that may significantly affect the Bank’s reported results and financial position for the period or in future periods. Management views these policies as critical accounting policies.

The Bank made no changes to its critical accounting policies during the nine months ended September 30, 2024.

See Note 1 - Changes in Accounting Principle and Recently Issued Accounting Standards and Interpretations to the unaudited financial statements in this Form 10-Q for information on new accounting pronouncements impacting the financial statements or becoming effective for the Bank in future periods.

Legislative and Regulatory Developments
Certain legislative and regulatory actions and developments are summarized in this section. See Management’s Discussion and Analysis of Financial Condition and Results of Operations – Legislative and Regulatory Developments in the Bank’s 2023 Form 10-K and in the Bank’s quarterly reports on Form 10-Q for the periods ended March 31, 2024 and June 30, 2024, for a description of certain legislative and regulatory developments that occurred prior to the publication of those reports.

Advisory Bulletin on FHLBank Member Credit Risk Management.

On September 27, 2024, the Finance Agency issued an advisory bulletin setting forth the Finance Agency’s expectations that an FHLBank’s underwriting and credit decisions should reflect a member’s financial condition and not rely solely on the collateral securing the member’s credit obligations. The advisory bulletin provides guidance for the FHLBanks to implement policies for credit risk governance, member credit assessment and monitoring of credit conditions, among other considerations. It also provides guidance on the oversight of members in financial distress by recommending implementation of escalation policies, processes for coordination with members’ prudential regulators, and management policies addressing default, failure, and insolvency situations. The Bank is comparing this advisory bulletin against its current member credit risk management policies and procedures to assess its potential impact on the Bank and its operations.

Advisory Bulletin on FHLBank System Climate-Related Risk Management.

On September 30, 2024, the Finance Agency issued an advisory bulletin setting forth the Finance Agency’s expectation that each FHLBank should integrate climate-related risk management into its existing enterprise risk management framework over time. The advisory bulletin provides that an effective framework should address climate-related risk governance, such as selection of the related risk appetite and setting strategy and objectives, establishing and implementing plans to mitigate and monitor and report material exposures to such risks, and establishing roles and responsibilities for the board of directors and management. The advisory bulletin requires the FHLBanks to establish metrics that track exposure to climate-related risks and collect related data to quantify risk exposures, conduct climate-related scenario analyses, implement processes to report and communicate climate-related risks to internal stakeholders, and have a plan to respond to natural disasters and support climate resiliency. The Bank is evaluating the potential impact of the advisory bulletin on the Bank and its operations. Some aspects of this advisory bulletin also apply to the Office of Finance, as relevant.

Proposed Rule on Unsecured Credit Limits for FHLBanks.
On October 3, 2024, the Finance Agency published a proposed rule with a comment deadline of December 2, 2024 to amend the Finance Agency’s regulation on capital requirements (Capital Regulation) to modify unsecured credit limits for FHLBanks. The proposed rule would include interest bearing deposit accounts (IBDAs) in a category of authorized overnight investments that would be excluded from the general limit on unsecured credit to a single counterparty. IBDAs are non-maturity deposits in approved counterparties which may be used to manage liquidity. The proposed rule would, among other things, increase the frequency of the required performance of certain capital calculations and clarify that certain non-interest-bearing deposit accounts (such as settlement, payment or other transactional accounts) are to be considered unsecured extensions of credit subject to the Capital Regulation’s unsecured general or overall (less restrictive) limit. Although excluding IBDAs from the general unsecured credit limit could provide greater flexibility for an FHLBank’s liquidity management, several of the other proposed changes, if adopted, could result in significant changes to the Bank’s current business processes. The Bank is evaluating the potential impact of the proposed rule on the Bank and its operations.

Proposed Rule on FHLBank System Boards of Directors and Executive Management.

On October 21, 2024, the Finance Agency proposed revisions to its regulations addressing boards of directors and overall corporate governance of the FHLBanks and the Office of Finance. The comment deadline will be 90 days after the proposed rule is published in the Federal Register. If adopted as presented, the proposed rule would, among other things: (1) impact director compensation by allowing the Director of the Finance Agency to establish an annual amount of director compensation that the Director determines is reasonable; (2) require the Bank to complete and submit background checks to the Finance Agency on every nominee for a directorship; (3) impact public interest independent director qualifications, in part by requiring a person to have advocated for, or otherwise acted primarily on behalf of or for the direct benefit of, consumers or the community to meet the representation requirement; (4) expand the list of qualifying experiences for all Bank independent directors to include artificial intelligence, information technology and security, climate-related risk, Community Development Financial Institutions, business models, and modeling; and (5) establish a review process for director performance and participation, together with a process for removing Bank directors for cause. Other proposed revisions address, among other things, Bank conflicts of interest policies, covering all Bank employees, including specific limitations on executive officers and senior management and record retention.

While some proposed revisions would codify existing guidance and practice, several of the proposed revisions could result in significant changes to the nomination, election and retention of the Bank’s board of directors. Additional director eligibility requirements and limitations on and potential reductions or limitations to director compensation resulting from the proposed rule could hinder the Bank’s ability to recruit and retain the talent and expertise that are critical to the Bank’s ability to satisfy its mission, particularly given the growing complexities of the finance industry. The Bank continues to analyze the impact that the proposed rule could have on the Bank.

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

The MV/CS ratio was 150.8% at September 30, 2024 and 142.7% at December 31, 2023. The increase was primarily due to the growth in retained earnings.

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

The following table presents the Bank’s duration of equity exposure at September 30, 2024 and December 31, 2023.

(in years)	Down 200 basis points	Down 100 basis points	Base Case	Up 100 basis points	Up 200 basis points
Duration of Equity:
September 30, 2024	0.3	0.7	1.3	1.6	2.0
December 31, 2023	0.9	0.7	0.7	0.9	1.1

    Duration of equity changes during the first nine months of 2024 were primarily due to the prepayment model changes noted above and decline in interest rates. The Bank regularly monitors the mortgage and related fixed-income markets, including the impact that changes in the market or anticipated modeling changes may have on duration of equity and other market risk measures and may take actions to reduce market risk exposures as needed.

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

ROE Spread Volatility Increase/(Decline)
(in basis points)	Down 200 bps Parallel Shock	Down 100 bps Longer Term Rate Shock	100 bps Steeper	100 bps Flatter	Up 200 bps Parallel Shock
September 30, 2024	(3)	(5)	12	(3)	(5)
December 31, 2023	(11)	12	(11)	17	11

    The changes in ROE spread volatility at September 30, 2024 as compared with December 31, 2023, primarily reflect the impact of funding mix changes. For each scenario, the Board’s limit on the decline in ROE spread is set at no greater than 100 basis points. The Bank was in compliance with the ROE spread volatility limit across all selected interest rate shock scenarios at September 30, 2024 and December 31, 2023.

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

Credit and Counterparty Risk - Total Credit Exposure (TCE) and Collateral

TCE. The Bank manages the credit risk of each member on the basis of the member’s total credit exposure (TCE) to the Bank, which includes advances and related accrued interest, fees, basis adjustments and estimated prepayment fees; letters of credit; forward-dated advance commitments; and MPF credit enhancement and related obligations. This credit risk is managed by monitoring the financial condition of borrowers and by requiring all borrowers (and, where applicable in connection with member affiliate pledge arrangements approved by the Bank, their affiliates) to pledge sufficient eligible collateral for all borrower obligations to the Bank as the Bank seeks to cover all potential forms of credit-related exposure with sufficient eligible collateral. At September 30, 2024, aggregate TCE was $112.7 billion, comprised of approximately $79.3 billion in advance principal outstanding, $32.7 billion in letters of credit (including forward commitments), and $0.7 billion in accrued interest, prepayment fees, MPF credit enhancement obligations and other fees.

The Bank establishes a maximum borrowing capacity (MBC) for each member based on collateral weightings applied to eligible collateral as described in the Bank’s Member Products Policy. MBC is limited to a percentage of the members' assets based on the institution size and type subject to a maximum prudential lending limit. Details regarding this policy are available in the Advance Products discussion in Item 1. Business in the Bank’s 2023 Form 10-K. According to the policy, eligible collateral is weighted so that the collateral value is likely to exceed the amount that may be owed to the Bank in the event of a default. The Bank also has the ability to call for additional or substitute collateral while any indebtedness is outstanding to protect the Bank’s secured position. At September 30, 2024 and December 31, 2023, on a borrower-by-borrower basis, the Bank had a perfected security interest in eligible collateral with an estimated collateral value (after collateral weightings) in excess of the book value of all members’ and nonmember housing associates’ obligations to the Bank.

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

The following table presents the Bank’s top five financial entities with respect to their TCE at September 30, 2024.

	September 30, 2024
(dollars in millions)	TCE	% of Total
TD Bank U.S. Holding Company (1)	$45,774.0	40.6%
PNC Bank, National Association, DE (2)	28,431.8	25.2
Ally Bank, UT (3)	6,189.8	5.5
Fulton Bank, N.A.	5,017.5	4.5
First National Bank of Pennsylvania	3,536.7	3.1
	$88,949.8	78.9%
Other financial institutions	23,788.3	21.1
Total TCE outstanding	$112,738.1	100.0%
Notes:
(1) Member affiliates aggregated at the U.S. holding company level.
(2) For Bank membership purposes, principal place of business is Pittsburgh, PA.
(3) For Bank membership purposes, principal place of business is Horsham, PA.

Advance Concentration Risk. The following table lists the Bank’s top five borrowers based on advance balances at par as of September 30, 2024.

	September 30, 2024
(dollars in millions)	Advance Balance	% of Total
PNC Bank, National Association, DE (1)	$28,000.0	35.3%
TD Bank U.S. Holding Company (2)	25,000.0	31.5
Ally Bank, UT (3)	6,175.0	7.8
First National Bank of Pennsylvania	2,680.0	3.4
Santander Bank, National Association, DE (4)	2,233.8	2.8
	$64,088.8	80.8%
Other borrowers	15,208.1	19.2
Total advances	$79,296.9	100.0%
Notes:
(1) For Bank membership purposes, principal place of business is Pittsburgh, PA.
(2) Member affiliates aggregated at the U.S. holding company level.
(3) For Bank membership purposes, principal place of business is Horsham, PA.
(4) For Bank membership purposes, principal place of business is Wilmington, DE, and is a subsidiary of Banco Santander, which is located in Spain.

Letters of Credit. The letter of credit product is collateralized under the same policies, procedures and guidelines that apply to advances. Outstanding letters of credit totaled $30.9 billion at September 30, 2024 and $28.8 billion at December 31, 2023, primarily related to public unit deposits. Not included in these totals are additional authorized but unused standby letters of credit of $1.8 billion at September 30, 2024 and $1.1 billion at December 31, 2023. The Bank had a concentration of letters of credit with one member (TD Bank) of $19.5 billion or 63% of the total at September 30, 2024 and $19.7 billion or 68% of the total at December 31, 2023.

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

For member borrowers, the following tables present information on a combined basis regarding the type of collateral securing their outstanding credit exposure and the collateral status as of September 30, 2024 and December 31, 2023.

	September 30, 2024
(dollars in millions)	Blanket Lien		Listing		Delivery		Total
	Amount	%	Amount	%	Amount	%	Amount	%
One-to-four single-family residential mortgage loans	$117,634.0	44.8%	$622.3	12.4%	$0.4	—%	$118,256.7	44.0%
High quality investment securities	17,292.9	6.6	3,577.2	71.2	1,167.0	92.6	22,037.1	8.2
Other real estate-related collateral (ORERC)/CFI eligible collateral	99,030.5	37.7	782.2	15.6	3.9	0.3	99,816.6	37.1
Multi-family residential mortgage loans	28,636.9	10.9	40.6	0.8	89.1	7.1	28,766.6	10.7
Total eligible collateral value	$262,594.3	100.0%	$5,022.3	100.0%	$1,260.4	100.0%	$268,877.0	100.0%
Total TCE	$109,151.2	96.8%	$2,865.4	2.6%	$721.5	0.6%	$112,738.1	100.0%
Number of members	160	85.6%	18	9.6%	9	4.8%	187	100.0%

	December 31, 2023
(dollars in millions)	Blanket Lien		Listing		Delivery		Total
	Amount	%	Amount	%	Amount	%	Amount	%
One-to-four single-family residential mortgage loans	$112,933.7	44.1%	$132.8	7.4%	$615.6	29.1%	$113,682.1	43.7%
High quality investment securities	14,066.9	5.5	1,264.3	70.1	786.1	37.2	16,117.3	6.2
ORERC/CFI eligible collateral	101,065.6	39.4	373.2	20.7	644.4	30.4	102,083.2	39.3
Multi-family residential mortgage loans	28,092.9	11.0	32.8	1.8	70.3	3.3	28,196.0	10.8
Total eligible collateral value	$256,159.1	100.0%	$1,803.1	100.0%	$2,116.4	100.0%	$260,078.6	100.0%
Total TCE	$106,769.2	97.8%	$675.6	0.6%	$1,783.1	1.6%	$109,227.9	100.0%
Number of members	169	87.1%	15	7.7%	10	5.2%	194	100.0%

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

Investment Quality and External Credit Ratings. The following tables present the Bank’s investment carrying values as of September 30, 2024 and December 31, 2023, based on the lowest credit rating from the NRSROs (Moody’s, S&P and Fitch).

	September 30, 2024 (1)
	Long-Term Rating
(in millions)	AAA	AA	A	BBB	Below Investment Grade	Unrated	Total
Money market investments:
Interest-bearing deposits	$—	$—	$3,110.0	$—	$—	$—	$3,110.0
Securities purchased under agreements to resell	—	2,100.0	1,480.0	1,200.0	—	—	4,780.0
Federal funds sold	—	2,092.0	1,450.0	—	—	—	3,542.0
Total money market investments	—	4,192.0	6,040.0	1,200.0	—	—	11,432.0
Investment securities:
U.S. Treasury obligations	—	4,172.2	—	—	—	—	4,172.2
GSE and TVA obligations	—	1,095.7	—	—	—	—	1,095.7
State or local agency obligations	14.3	160.0	—	—	—	—	174.3
Total non-MBS	14.3	5,427.9	—	—	—	—	5,442.2
U.S. obligations single-family MBS	—	2,595.1	—	—	—	—	2,595.1
GSE single-family MBS	—	4,491.1	—	—	—	—	4,491.1
GSE multifamily MBS	—	6,759.7	—	—	—	—	6,759.7
Private label MBS	4.1	3.1	10.2	3.8	35.4	101.5	158.1
Total MBS	4.1	13,849.0	10.2	3.8	35.4	101.5	14,004.0
Total investments	$18.4	$23,468.9	$6,050.2	$1,203.8	$35.4	$101.5	$30,878.2

	December 31, 2023 (1)
	Long-Term Rating
(in millions)	AAA	AA	A	BBB	Below Investment Grade	Unrated	Total
Money market investments:
Interest-bearing deposits	$—	$—	$3,104.7	$—	$—	$—	$3,104.7
Securities purchased under agreements to resell	—	3,700.0	1,480.0	800.0	—	—	5,980.0
Federal funds sold	—	1,508.0	1,025.0	—	—	—	2,533.0
Total money market investments	—	5,208.0	5,609.7	800.0	—	—	11,617.7
Investment securities:
U.S. Treasury obligations	—	3,676.0	—	—	—	—	3,676.0
GSE and TVA obligations	—	1,201.0	—	—	—	—	1,201.0
State or local agency obligations	14.8	159.3	—	—	—	—	174.1
Total non-MBS	14.8	5,036.3	—	—	—	—	5,051.1
U.S. obligations single-family MBS	—	2,147.3	—	—	—	—	2,147.3
GSE single-family MBS	—	2,488.5	—	—	—	—	2,488.5
GSE multifamily MBS	—	6,523.1	—	—	—	—	6,523.1
Private label MBS	4.8	3.8	12.8	8.5	37.6	102.8	170.3
Total MBS	4.8	11,162.7	12.8	8.5	37.6	102.8	11,329.2
Total investments	$19.6	$21,407.0	$5,622.5	$808.5	$37.6	$102.8	$27,998.0
Note:
(1) Balances exclude $5.6 million of interest-bearing deposits with FHLBank of Chicago at September 30, 2024 and $6.1 million at December 31, 2023 and total accrued interest of $79.5 million at September 30, 2024 and $69.6 million at December 31, 2023, respectively.

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

As of September 30, 2024, the Bank had unsecured exposure to ten counterparties totaling $6.7 billion, with five counterparties each exceeding 10% of the total exposure. The following table presents the Bank’s unsecured credit exposure with non-governmental counterparties by investment type at September 30, 2024 and December 31, 2023. The unsecured investment credit exposure presented may not reflect the average or maximum exposure during the period.

(in millions)
Carrying Value	September 30, 2024	December 31, 2023
Interest-bearing deposits (1)	$3,110.0	$3,104.7
Federal funds sold	3,542.0	2,533.0
Total	$6,652.0	$5,637.7
Note:
(1) Excludes $5.6 million of Interest-bearing deposits with FHLBank of Chicago at September 30, 2024 and $6.1 million at December 31, 2023.

    As of September 30, 2024, 41.7% of the Bank’s unsecured investment credit exposures were to U.S. branches and agency offices of foreign commercial banks. The Bank actively monitors its credit exposures and the credit quality of its counterparties, including an assessment of each counterparty’s financial performance, capital adequacy, sovereign support, and the current market perceptions of the counterparties. General macro-economic, political and market conditions may also be considered when deciding on unsecured exposure. As a result, the Bank may limit or suspend existing counterparties.

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

    Finance Agency regulation also permits the Bank to extend additional unsecured credit for overnight transactions and for sales of Federal funds subject to continuing contracts that renew automatically. For overnight exposures only, the Bank’s total unsecured exposure to a counterparty may not exceed twice the applicable regulatory limit, or a total of 2% to 30% of the eligible amount of regulatory capital, based on the counterparty’s internal credit rating. As of September 30, 2024, the Bank was in compliance with the regulatory limits established for unsecured credit.

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

(in millions)
September 30, 2024 (1) (2)
	Carrying Value
Domicile of Counterparty	Investment Grade (3) (4)
	AA	A	Total
Domestic	$267.0	$3,610.0	$3,877.0
U.S. branches and agency offices of foreign commercial banks:
Australia	525.0	—	525.0
Canada	1,300.0	950.0	2,250.0
Total U.S. branches and agency offices of foreign commercial banks	$1,825.0	$950.0	$2,775.0
Total unsecured investment credit exposure	$2,092.0	$4,560.0	$6,652.0

(in millions)
December 31, 2023 (1) (2)
	Carrying Value
Domicile of Counterparty	Investment Grade (3) (4)
	AA	A	Total
Domestic	$208.0	$3,354.7	$3,562.7
U.S. branches and agency offices of foreign commercial banks:
Australia	—	525.0	525.0
Canada	1,300.0	250.0	1,550.0
Total U.S. branches and agency offices of foreign commercial banks	$1,300.0	$775.0	$2,075.0
Total unsecured investment credit exposure	$1,508.0	$4,129.7	$5,637.7
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
(4) Represents the NRSRO rating of the counterparty not the country. There were no AAA or BBB rated investments at September 30, 2024 or December 31, 2023.

U.S. Treasury Obligations. The Bank invests in U.S. Treasury obligations that are explicitly fully guaranteed by the U.S. government. This portfolio totaled $4.2 billion at September 30, 2024 and $3.7 billion at December 31, 2023.

Agency/GSE Securities and Agency/GSE MBS. The Bank invests in and is subject to credit risk related to securities issued by Federal agencies or U.S. government corporations. In addition, the Bank invests in MBS issued by these same entities that are directly supported by underlying mortgage loans. Both the securities and MBS are either explicitly or implicitly guaranteed by the U.S. government. These portfolios totaled $14.9 billion at September 30, 2024 and $12.4 billion at December 31, 2023.

State and Local Agency Obligations. The Bank invests in and is subject to credit risk related to a portfolio of state and local agency obligations (i.e., housing finance agency bonds) that are directly or indirectly supported by underlying mortgage loans. These portfolios totaled $174.3 million at September 30, 2024 and $174.1 million at December 31, 2023.

Private Label MBS. The Bank also holds investments in private label MBS, which are supported by underlying mortgage loans. The Bank made investments in private label MBS that were rated AAA at the time of purchase with the exception of one, which was rated AA. However, since the time of purchase, there have been significant ratings downgrades. In 2007, the Bank discontinued the purchase of private label MBS. The carrying value of the Bank’s private label MBS portfolio was $158.1 million at September 30, 2024 and $170.3 million at December 31, 2023.

Credit Losses. The Bank evaluates its private label MBS for expected credit losses quarterly, based on whether there is an expectation of a shortfall in receiving all cash flows contractually due. The Bank expects to receive all cash flows contractually due with respect to its HTM private label MBS and therefore has no ACL related to this portfolio. With respect to its AFS private label MBS, the Bank had an ACL of $13.0 million as of September 30, 2024 and $12.0 million as of December 31,

2023. For its AFS private label MBS for which the Bank expects a shortfall, an ACL is recorded, limited to the amount of a security's unrealized loss. If the security is in an unrealized gain position, the ACL is zero.

The Bank recorded a benefit for credit losses of $0.9 million and a provision for credit losses of $1.6 million on its AFS private label MBS for the third quarter of 2024 and 2023, respectively. For the nine months ended September 30, 2024 the Bank recorded a provision for credit losses of $1.1 million and $3.0 million for the same prior-year period. Because the Bank does not intend to sell and will not be required to sell its AFS private label MBS with recorded credit losses before anticipated recovery of their amortized cost basis, the Bank did not write down any of its AFS private label MBS securities amortized cost basis for the difference between amortized cost and fair value.

For those AFS private label MBS with a credit loss previously recorded, when the Bank projects an increase in cash flows during its quarterly assessment of expected credit losses, the Bank will first reverse the ACL by recognizing a reversal for credit losses up to the amount of the ACL, if any. If the Bank projects a significant increase in cash flows, the Bank adjusts the accretable yield prospectively and recognizes the interest income over the remaining lives of the securities. The amount recognized in interest income on these securities was $2.2 million and $2.4 million for the third quarter of 2024 and 2023 and $6.5 million and $7.1 million for the nine months ended September 30, 2024 and September 30, 2023, respectively.

Credit and Counterparty Risk - Mortgage Loans and Derivatives

Mortgage Loans. The Finance Agency has authorized the Bank to hold mortgage loans under the MPF Program whereby the Bank acquires mortgage loans from participating members in a shared credit risk structure. Conventional mortgage loans carry CE such that the Bank has a high degree of confidence that it will be paid principal and interest in all material respects, even under reasonably likely adverse changes to expected economic conditions. Loans are assessed by a third-party credit model at acquisition, and a CE is calculated based on loan attributes and the Bank’s risk tolerance with respect to its MPF portfolio. The Bank had net mortgage loans held for portfolio of $4.7 billion at September 30, 2024 and $4.7 billion at December 31, 2023, after an allowance for credit losses of $2.4 million at September 30, 2024 and $3.0 million at December 31, 2023.

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

When a conventional mortgage loan requires PMI, the MPF Program modeling applied to the Bank’s acquisitions requires additional CE from the PFI to compensate for the mortgage insurer rating when it is below BBB+. The unpaid principal balance and maximum coverage outstanding for seriously delinquent loans with PMI as of September 30, 2024 was $7.9 million and $2.3 million, respectively. The corresponding amounts at December 31, 2023 were $8.5 million and $2.6 million.

The MPF Plus product required SMI under the MPF Program when each pool was established. At September 30, 2024, 5 of the 14 MPF Plus pools still have SMI policies in place. The Bank does not currently offer the MPF Plus product and has not purchased loans under MPF Plus Commitments since July 2006. Per MPF Program guidelines, the existing MPF Plus product exposure is required to be secured by the PFI once the SMI company is rated below AA-. As of September 30, 2024, all of the SMI exposure is fully collateralized.

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

Uncleared Derivatives. The Bank is subject to the risk of non-performance by counterparties to its uncleared derivative transactions. The Bank requires collateral on uncleared derivative transactions. Generally, the Bank’s ISDA agreements for uncleared derivatives have collateral delivery thresholds set to zero (subject to minimum transfer amounts). The Bank has a small number of legacy trades that require collateral amounts from its counterparties based on credit rating. As a result of these risk mitigation initiatives, the Bank does not anticipate any credit losses on its uncleared derivative transactions with counterparties as of September 30, 2024. The Bank’s total net credit exposure to uncleared derivative counterparties is immaterial.

Credit risk related to uncleared derivatives may be further mitigated by the change of initial margin with the Bank’s derivative counterparties. However, as of September 30, 2024, the Bank did not exceed initial margin thresholds with any of its counterparties and was not required to post initial margin. If the Bank’s aggregate uncleared derivative transactions exposure to a counterparty exceeds the applicable threshold, certain investment securities are required to be posted and held at a third-party custodian.

    Cleared Derivatives. The Bank is subject to credit risk exposure to the Clearing Houses and clearing agent. The requirement that the Bank post initial margin and exchange variation margin settlement payments, through the clearing agent, to the Clearing Houses, exposes the Bank to institutional credit risk in the event that the clearing agent or the Clearing Houses fail to meet their obligations. Initial margin is the amount calculated based on anticipated exposure to future changes in the value of a swap and protects the Clearing Houses from market risk in the event of default by one of its clearing agents. Variation margin is the amount accumulated through daily settlement of the current exposure arising from changes in the market value of the position since the trade was executed. The Bank’s use of cleared derivatives is intended to mitigate credit risk exposure because a central counterparty is substituted for individual counterparties and collateral postings and variation margin settlement payments are made daily for changes in the value of cleared derivatives through a clearing agent. The Bank does not anticipate any credit losses on its cleared derivatives as of September 30, 2024.

    The contractual or notional amount of derivative transactions reflects the involvement of the Bank in the various classes of financial instruments. The maximum credit risk of the Bank with respect to derivative transactions is the estimated cost of replacing the derivative transactions if there is a default, minus the value of any related collateral, including initial margin and variation margin settlements on cleared derivatives. In determining maximum credit risk, the Bank considers accrued interest receivables and payables as well as the netting requirements to net assets and liabilities. The following table presents the derivative positions with non-member counterparties and member institutions to which the Bank has credit exposure at September 30, 2024 and December 31, 2023.

(in millions)	September 30, 2024
Credit Rating (1)	Notional Amount	Fair Value Before Collateral	Cash Collateral Pledged To (From) Counterparties	Net Credit Exposure to Counterparties
Non-member counterparties
Asset positions with credit exposure:
Uncleared derivatives
A	$165.0	$2.2	$(1.8)	$0.4
Cleared derivatives	33,723.3	37.5	372.0	409.5
Total derivative positions with credit exposure to non-member counterparties	$33,888.3	$39.7	$370.2	$409.9
Member institutions (2)	21.1	—	—	—
Total	$33,909.4	$39.7	$370.2	$409.9
Derivative positions without credit exposure	21,812.5
Total notional	$55,721.9

(in millions)	December 31, 2023
Credit Rating (1)	Notional Amount	Fair Value Before Collateral	Cash Collateral Pledged To (From) Counterparties	Net Credit Exposure to Counterparties
Non-member counterparties
Asset positions with credit exposure:
Uncleared derivatives
AA	$200.0	$0.1	$—	$0.1
A	30.0	0.2	—	0.2
Cleared derivatives	48,421.1	4.3	403.6	407.9
Liability positions with credit exposure:
Uncleared derivatives
BBB	$7,263.1	$(79.6)	$79.7	$0.1
Total derivative positions with credit exposure to non-member counterparties	$55,914.2	$(75.0)	$483.3	$408.3
Member institutions (2)	30.0	0.2	—	0.2
Total	$55,944.2	$(74.8)	$483.3	$408.5
Derivative positions without credit exposure	29,453.0
Total notional	$85,397.2
Notes:
(1) This table does not reflect any changes in rating, outlook or watch status occurring after September 30, 2024. The ratings presented in this table represent the lowest long-term counterparty credit rating available for each counterparty based on the NRSROs used by the Bank.
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

Consolidated Obligations. The Bank’s ability to operate its business, meet its obligations and generate net interest income depends primarily on the ability to issue large amounts of various debt structures at attractive rates. Consolidated obligation bonds and discount notes, along with member deposits and capital, represent the primary funding sources used by the Bank to support its asset base. Consolidated obligations benefit from the Bank’s GSE status; however, they are not obligations of the U.S., and the U.S. government does not guarantee them. Consolidated obligation bonds and discount notes are rated Aaa with negative outlook/P-1 by Moody’s and AA+ with stable outlook/A-1+ by S&P as of September 30, 2024. These ratings measure the likelihood of timely payment of principal and interest. Note 6 - Consolidated Obligations to the unaudited financial statements in this Form 10-Q provides additional information regarding the Bank’s consolidated obligations.

Liquidity Investment Portfolio. The following investments are eligible to be included in the Bank’s liquidity investment portfolio for regulatory purposes: cash, interest-bearing deposits, Federal funds sold, securities purchased under agreements to resell, and U.S. Treasury obligations classified as trading or AFS.

Contingency Liquidity. The Bank’s sources of contingency liquidity include maturing overnight and short-term investments, maturing advances, unencumbered repurchase-eligible assets, trading securities, AFS securities, and MBS repayments. Uses of contingency liquidity include net settlements of consolidated obligations, member loan commitments, mortgage loan purchase commitments, deposit outflows and maturing other borrowed funds. Excess contingency liquidity is calculated as the difference between sources and uses of contingency liquidity. Excess contingency liquidity was approximately $30.6 billion at September 30, 2024 and $32.0 billion at December 31, 2023.

    Funding and Debt Issuance. During the first nine months of 2024, the Bank maintained continual access to funding. Access to short-term debt markets has been reliable because investors, driven by increased liquidity preferences and risk aversion have sought the FHLBanks’ short-term debt as an asset of choice. The FHLBanks have maintained comparatively stable access to funding through a diverse investor base at relatively favorable spreads to U.S. Treasury rates. Changes or disruptions in the capital markets could limit the Bank’s ability to issue consolidated obligations, which could impact the Bank’s liquidity and cost of funds.

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

    Regulatory Liquidity Requirements. The Bank is required to maintain a level of liquidity in accordance with certain Finance Agency guidance. Under these policies and guidelines, the Bank is required to maintain contingency liquidity to meet liquidity needs in an amount at least equal to its anticipated net cash outflows under certain scenarios. One scenario assumes that the Bank cannot access the capital markets for a period of 20 days and during that time members would renew any maturing, prepaid or called advances. In addition, the Bank is required to perform and report to the Finance Agency the results of an annual liquidity stress test. For the nine months ended September 30, 2024, the Bank was in compliance with these liquidity requirements. Refer to the Liquidity and Funding Risk section in Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations of the Bank’s 2023 Form 10-K for additional information.

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

Item 1: Financial Statements (unaudited)

Federal Home Loan Bank of Pittsburgh
Statements of Income (unaudited)

	Three months ended September 30,		Nine months ended September 30,
(in thousands)	2024	2023	2024	2023
Interest income:
Advances	$1,058,730	$1,071,029	$3,147,401	$3,120,857
Interest-bearing deposits	51,864	54,845	154,576	150,582
Securities purchased under agreements to resell	112,166	89,233	307,693	217,988
Federal funds sold	44,607	44,629	125,662	148,900
Trading securities	1,543	1,845	4,864	5,533
Available-for-sale (AFS) securities	262,123	190,518	735,937	516,045
Held-to-maturity (HTM) securities	12,920	10,744	40,633	26,878
Mortgage loans held for portfolio	42,555	37,516	124,967	108,824
Total interest income	1,586,508	1,500,359	4,641,733	4,295,607
Interest expense:
Consolidated obligations - discount notes	143,277	220,233	466,347	943,590
Consolidated obligations - bonds	1,238,603	1,079,869	3,558,550	2,778,910
Deposits	8,721	10,344	26,901	24,533
Mandatorily redeemable capital stock and other borrowings	621	601	1,841	1,831
Total interest expense	1,391,222	1,311,047	4,053,639	3,748,864
Net interest income	195,286	189,312	588,094	546,743
Provision (reversal) for credit losses	(847)	1,863	1,135	4,080
Net interest income after provision for credit losses	196,133	187,449	586,959	542,663
Noninterest income (loss):
Net gains (losses) on investment securities (Note 2)	4,303	(2,437)	3,279	(1,077)
Net gains (losses) on derivatives (Note 5)	(17,965)	7,270	(10,618)	21,216
Standby letters of credit fees	8,823	8,133	25,750	22,173
Other, net	1,174	1,063	3,357	2,507
Total noninterest income (loss)	(3,665)	14,029	21,768	44,819
Other expense:
Compensation and benefits	16,875	14,828	47,934	43,723
Other operating	11,918	9,890	35,458	28,522
Finance Agency	2,055	1,652	6,168	4,960
Office of Finance	1,822	1,570	5,202	4,379
Voluntary contributions	10,362	—	27,497	—
Total other expense	43,032	27,940	122,259	81,584
Income before assessments	149,436	173,538	486,468	505,898
Affordable Housing Program (AHP) assessment	15,006	17,414	48,831	50,764
Net income	$134,430	$156,124	$437,637	$455,134

The accompanying notes are an integral part of these financial statements.

Federal Home Loan Bank of Pittsburgh
Statements of Comprehensive Income (Loss) (unaudited)

	Three months ended September 30,		Nine months ended September 30,
(in thousands)	2024	2023	2024	2023
Net income	$134,430	$156,124	$437,637	$455,134
Other comprehensive income (loss):
Net unrealized gains (losses) on AFS securities	30,517	(65,343)	69,307	(48,659)
Realized (gains) losses on AFS securities included in net income	—	—	—	(489)
Pension and post-retirement benefits	30	(8)	(1,863)	(25)
Total other comprehensive income (loss)	30,547	(65,351)	67,444	(49,173)
Total comprehensive income (loss)	$164,977	$90,773	$505,081	$405,961

The accompanying notes are an integral part of these financial statements.

Federal Home Loan Bank of Pittsburgh
Statements of Condition (unaudited)

(in thousands)	September 30, 2024	December 31, 2023
ASSETS
Cash and due from banks	$17,391	$11,509
Interest-bearing deposits (Note 2)	3,115,630	3,110,803
Securities purchased under agreements to resell (Note 2)	4,780,000	5,980,000
Federal funds sold (Note 2)	3,542,000	2,533,000
Investment securities: (Note 2)
Trading securities	156,729	217,722
AFS securities, net; amortized cost of $17,921,485 and $14,907,783	17,904,881	14,822,933
HTM securities; fair value of $1,333,194 and $1,272,746	1,384,587	1,339,759
Total investment securities	19,446,197	16,380,414
Advances (Note 3)	79,265,375	78,431,508
Mortgage loans held for portfolio, net (Note 4)	4,746,742	4,697,752
Accrued interest receivable	538,812	517,361
Derivative assets (Note 5)	409,878	408,507
Other assets	102,342	76,791
Total assets	$115,964,367	$112,147,645

LIABILITIES AND CAPITAL
Liabilities
Deposits	$704,863	$636,726
Consolidated obligations: (Note 6)
Discount notes	9,776,014	13,683,580
Bonds	98,528,817	90,801,032
Total consolidated obligations	108,304,831	104,484,612
Mandatorily redeemable capital stock (Note 7)	27,554	27,874
Accrued interest payable	625,184	753,663
AHP payable	146,481	116,338
Derivative liabilities (Note 5)	12,087	7,334
Other liabilities	181,868	441,360
Total liabilities	110,002,868	106,467,907
Commitments and contingencies (Note 10)
Capital (Note 7)
Capital stock - Class B putable ($100 par value) issued and outstanding shares 39,324 and 39,205, respectively	3,932,380	3,920,530
Retained earnings:
Unrestricted	1,331,263	1,216,323
Restricted	702,900	615,373
Total retained earnings	2,034,163	1,831,696
Accumulated Other Comprehensive Income (Loss) (AOCI)	(5,044)	(72,488)
Total capital	5,961,499	5,679,738
Total liabilities and capital	$115,964,367	$112,147,645

The accompanying notes are an integral part of these financial statements.

Federal Home Loan Bank of Pittsburgh
Statements of Cash Flows (unaudited)

	Nine months ended September 30,
(in thousands)	2024	2023
OPERATING ACTIVITIES
Net income	$437,637	$455,134
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization (accretion)	(54,511)	(68,142)
Net change in derivative and hedging activities	(188,668)	(7,117)
Net realized losses (gains) from sales of AFS securities	—	(489)
Net change in fair value adjustments on trading securities	(3,279)	1,566
Other adjustments, net	3,085	5,355
Net change in:
Accrued interest receivable	(21,101)	(189,341)
Other assets	(13,414)	(600)
Accrued interest payable	(128,465)	520,396
Other liabilities	74,328	34,701
Total adjustments	(332,025)	296,329
Net cash provided by (used in) operating activities	$105,612	$751,463
INVESTING ACTIVITIES
Net change in:
Interest-bearing deposits (including $469 and $(365) (to) from other FHLBanks)	$186,929	$(490,832)
Securities purchased under agreements to resell	1,200,000	(180,000)
Federal funds sold	(1,009,000)	(486,000)
Trading securities:
Proceeds	64,350	—
AFS securities:
Proceeds (includes $0, and $798,200 from sales)	1,103,029	2,591,823
Purchases	(4,225,845)	(3,996,519)
HTM securities:
Proceeds	150,760	106,740
Purchases	(197,236)	(398,645)
Advances:
Repaid	359,743,408	556,170,718
Originated	(360,393,132)	(563,639,027)
Mortgage loans held for portfolio:
Principal collected	280,524	276,878
Purchases	(337,070)	(356,582)
Other investing activities, net	(15,688)	(1,026)
Net cash provided by (used in) investing activities	$(3,448,971)	$(10,402,472)

Federal Home Loan Bank of Pittsburgh Statements of Cash Flows (unaudited)
(continued)
	Nine months ended September 30,
(in thousands)	2024	2023
FINANCING ACTIVITIES
Net change in deposits	$68,906	$325,604
Net proceeds from issuance of consolidated obligations:
Discount notes	375,934,871	473,218,395
Bonds	93,726,145	76,646,396
Payments for maturing and retiring consolidated obligations:
Discount notes	(379,809,621)	(494,401,699)
Bonds	(86,347,420)	(46,332,725)
Proceeds from issuance of capital stock	3,179,487	4,314,023
Payments for repurchase/redemption of capital stock	(3,161,817)	(3,888,129)
Payments for repurchase/redemption of mandatorily redeemable capital stock	(6,140)	(13,448)
Cash dividends paid	(235,170)	(210,322)
Net cash provided by (used in) financing activities	$3,349,241	$9,658,095
Net increase (decrease) in cash and due from banks	$5,882	$7,086
Cash and due from banks at beginning of the period	11,509	13,242
Cash and due from banks at end of the period	$17,391	$20,328
Supplemental disclosures:
Cash activities:
Interest paid	$4,079,283	$3,492,487
AHP payments, net	21,575	17,118
Non-cash activities:
Capital stock reclassified to mandatorily redeemable capital stock	5,820	13,681

The accompanying notes are an integral part of these financial statements.

Federal Home Loan Bank of Pittsburgh
Statements of Changes in Capital (unaudited)

	Capital Stock - Putable		Retained Earnings
(in thousands)	Shares	Par Value	Unrestricted	Restricted	Total	AOCI	Total Capital
June 30, 2023	39,851	$3,985,082	$1,147,317	$558,857	$1,706,174	$(50,349)	$5,640,907
Comprehensive income (loss)	—	—	124,899	31,225	156,124	(65,351)	90,773
Issuance of capital stock	9,580	958,091	—	—	—	—	958,091
Repurchase/redemption of capital stock	(10,966)	(1,096,670)	—	—	—	—	(1,096,670)
Stock reclassified to mandatorily redeemable capital stock	(59)	(5,885)	—	—	—	—	(5,885)
Cash dividends	—	—	(81,249)	—	(81,249)	—	(81,249)
September 30, 2023	38,406	$3,840,618	$1,190,967	$590,082	$1,781,049	$(115,700)	$5,505,967

June 30, 2024	36,695	$3,669,538	$1,301,470	$676,014	$1,977,484	$(35,591)	$5,611,431
Comprehensive income (loss)	—	—	107,544	26,886	134,430	30,547	164,977
Issuance of capital stock	14,497	1,449,646	—	—	—	—	1,449,646
Repurchase/redemption of capital stock	(11,868)	(1,186,804)	—	—	—	—	(1,186,804)
Cash dividends	—	—	(77,751)	—	(77,751)	—	(77,751)
September 30, 2024	39,324	$3,932,380	$1,331,263	$702,900	$2,034,163	$(5,044)	$5,961,499

	Capital Stock - Putable		Retained Earnings
(in thousands)	Shares	Par Value	Unrestricted	Restricted	Total	AOCI	Total Capital
December 31, 2022	34,284	$3,428,405	$1,037,182	$499,055	$1,536,237	$(66,527)	$4,898,115
Comprehensive income (loss)	—	—	364,107	91,027	455,134	(49,173)	405,961
Issuance of capital stock	43,140	4,314,023	—	—	—	—	4,314,023
Repurchase/redemption of capital stock	(38,881)	(3,888,129)	—	—	—	—	(3,888,129)
Stock reclassified to mandatorily redeemable capital stock	(137)	(13,681)	—	—	—	—	(13,681)
Cash dividends	—	—	(210,322)	—	(210,322)	—	(210,322)
September 30, 2023	38,406	$3,840,618	$1,190,967	$590,082	$1,781,049	$(115,700)	$5,505,967

December 31, 2023	39,205	$3,920,530	$1,216,323	$615,373	$1,831,696	$(72,488)	$5,679,738
Comprehensive income (loss)	—	—	350,110	87,527	437,637	67,444	505,081
Issuance of capital stock	31,795	3,179,487	—	—	—	—	3,179,487
Repurchase/redemption of capital stock	(31,618)	(3,161,817)	—	—	—	—	(3,161,817)
Stock reclassified to mandatorily redeemable capital stock	(58)	(5,820)	—	—	—	—	(5,820)
Cash dividends	—	—	(235,170)	—	(235,170)	—	(235,170)
September 30, 2024	39,324	$3,932,380	$1,331,263	$702,900	$2,034,163	$(5,044)	$5,961,499

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

Note 1 – Changes in Accounting Principle and Recently Issued Accounting Standards and Interpretations

    The Bank did not adopt any new accounting standards during the nine months ended September 30, 2024.

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

Interest-bearing deposits and Federal funds sold are unsecured investments. Federal funds sold are generally transacted on an overnight term. Finance Agency regulations include a limit on the amount of unsecured credit the Bank may extend to a counterparty. At September 30, 2024 and December 31, 2023, all investments in interest-bearing deposits and Federal funds sold were repaid according to the contractual terms; no ACL was recorded for these assets at September 30, 2024 and December 31, 2023. Carrying values of interest-bearing deposits and Federal funds exclude accrued interest receivable which was immaterial for all periods presented. At September 30, 2024, none of these investments were with counterparties rated below BBB or with unrated counterparties. These may differ from any internal ratings of the investments by the Bank, if applicable.

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

At September 30, 2024 and December 31, 2023, all investments in securities purchased under agreements to resell were repaid according to the contractual terms; no ACL was recorded for these assets at September 30, 2024 and December 31, 2023. Carrying value of securities purchased under agreements to resell excludes accrued interest receivable which was immaterial for all periods presented. At September 30, 2024, none of these investments were with counterparties rated below BBB or with unrated counterparties. These may differ from any internal ratings of the investments by the Bank, if applicable.

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

At September 30, 2024, total investment securities and accrued interest included $52.9 million of net unsettled purchases which represent a non-cash activity which are not reflected on the Statements of Cash Flows. There was $346.6 million at December 31, 2023.

    Trading Securities. The following table presents the fair value of trading securities by major security type at September 30, 2024 and December 31, 2023.

(in thousands)	September 30, 2024	December 31, 2023
GSE obligations	$156,729	$217,722

Notes to Unaudited Financial Statements (continued)

The following table presents net gains (losses) on trading securities for the first nine months of 2024 and 2023.

	Three months ended September 30,		Nine months ended September 30,
(in thousands)	2024	2023	2024	2023
Net unrealized gains (losses) on trading securities held at period-end	$4,165	$(2,437)	$2,787	$(1,566)
Net gains (losses) on trading securities sold/matured during the period	138	—	492	—
Net gains (losses) on trading securities	$4,303	$(2,437)	$3,279	$(1,566)

AFS Securities. The following tables presents AFS securities by major security type at September 30, 2024 and December 31, 2023.

	September 30, 2024
(in thousands)	Amortized Cost (1)	Allowance for Credit Losses	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Non-MBS:
U.S. Treasury obligations	$4,172,740	$—	$3,945	$(4,451)	$4,172,234
GSE and TVA obligations	920,864	—	19,373	(1,248)	938,989
State or local agency obligations	182,700	—	10	(8,409)	174,301
Total non-MBS	$5,276,304	$—	$23,328	$(14,108)	$5,285,524
MBS:
U.S. obligations single-family	$1,897,775	$—	$5,681	$(9,039)	$1,894,417
GSE single-family	4,112,428	—	9,903	(32,094)	4,090,237
GSE multifamily	6,508,243	—	20,023	(12,918)	6,515,348
Private label	126,735	(13,049)	6,704	(1,035)	119,355
Total MBS	$12,645,181	$(13,049)	$42,311	$(55,086)	$12,619,357
Total AFS securities	$17,921,485	$(13,049)	$65,639	$(69,194)	$17,904,881

	December 31, 2023
(in thousands)	Amortized Cost (1)	Allowance for Credit Losses	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Non-MBS:
U.S. Treasury obligations	$3,683,045	$—	$1,345	$(8,353)	$3,676,037
GSE and TVA obligations	967,074	—	18,218	(1,985)	983,307
State or local agency obligations	183,430	—	19	(9,338)	174,111
Total non-MBS	$4,833,549	$—	$19,582	$(19,676)	$4,833,455
MBS:
U.S. obligations single-family	$1,551,915	$—	$3,161	$(16,687)	$1,538,389
GSE single-family	2,095,261	—	5,174	(52,683)	2,047,752
GSE multifamily	6,293,426	—	8,922	(24,819)	6,277,529
Private label	133,632	(11,988)	7,609	(3,445)	125,808
Total MBS	$10,074,234	$(11,988)	$24,866	$(97,634)	$9,989,478
Total AFS securities	$14,907,783	$(11,988)	$44,448	$(117,310)	$14,822,933
Note:
(1) Includes adjustments made to the cost basis of an investment for accretion, amortization and/or fair value hedge accounting adjustments, and excludes accrued interest receivable of $62.8 million at September 30, 2024 and $52.4 million at December 31, 2023.

Notes to Unaudited Financial Statements (continued)

The following tables summarize the AFS securities with gross unrealized losses as of September 30, 2024 and December 31, 2023. The gross unrealized losses are aggregated by major security type and length of time that individual securities have been in a continuous unrealized loss position.

	September 30, 2024
	Less than 12 Months		Greater than 12 Months		Total
(in thousands)	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
Non-MBS:
U.S. Treasury obligations	$2,086,310	$(2,371)	$71,723	$(2,080)	$2,158,033	$(4,451)
GSE and TVA obligations	—	—	26,482	(1,248)	26,482	(1,248)
State or local agency obligations	6,586	(29)	150,380	(8,380)	156,966	(8,409)
Total non-MBS	$2,092,896	$(2,400)	$248,585	$(11,708)	$2,341,481	$(14,108)
MBS:
U.S. obligations single-family	$94,988	$(87)	$832,522	$(8,952)	$927,510	$(9,039)
GSE single-family	296,832	(155)	1,386,940	(31,939)	1,683,772	(32,094)
GSE multifamily	860,479	(1,906)	2,392,646	(11,012)	3,253,125	(12,918)
Private label	—	—	34,540	(1,035)	34,540	(1,035)
Total MBS	$1,252,299	$(2,148)	$4,646,648	$(52,938)	$5,898,947	$(55,086)
Total	$3,345,195	$(4,548)	$4,895,233	$(64,646)	$8,240,428	$(69,194)

	December 31, 2023
	Less than 12 Months		Greater than 12 Months		Total
(in thousands)	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
Non-MBS:
U.S. Treasury obligations	$2,655,906	$(4,566)	$94,409	$(3,787)	$2,750,315	$(8,353)
GSE and TVA obligations	—	—	32,837	(1,985)	32,837	(1,985)
State or local agency obligations	2,229	(11)	149,653	(9,327)	151,882	(9,338)
Total non-MBS	$2,658,135	$(4,577)	$276,899	$(15,099)	$2,935,034	$(19,676)
MBS:
U.S. obligations single-family	$722,587	$(5,968)	$291,262	$(10,719)	$1,013,849	$(16,687)
GSE single-family	205,891	(2,279)	1,329,086	(50,404)	1,534,977	(52,683)
GSE multifamily	2,650,655	(16,858)	2,000,100	(7,961)	4,650,755	(24,819)
Private label	18,497	(686)	27,259	(2,759)	45,756	(3,445)
Total MBS	$3,597,630	$(25,791)	$3,647,707	$(71,843)	$7,245,337	$(97,634)
Total	$6,255,765	$(30,368)	$3,924,606	$(86,942)	$10,180,371	$(117,310)

Notes to Unaudited Financial Statements (continued)

Redemption Terms. The amortized cost and fair value of AFS securities by contractual maturity as of September 30, 2024 and December 31, 2023 are presented below. Expected maturities of some securities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment fees. MBS are not presented by contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment fees.

(in thousands)	September 30, 2024		December 31, 2023
Year of Maturity	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Non-MBS:
Due in one year or less	$271,744	$272,320	$100,351	$100,521
Due after one year through five years	4,092,249	4,101,984	4,022,388	4,024,322
Due after five years through ten years	790,816	796,207	588,935	594,033
Due after ten years	121,495	115,013	121,875	114,579
Total non-MBS	5,276,304	5,285,524	4,833,549	4,833,455
MBS	12,645,181	12,619,357	10,074,234	9,989,478
Total AFS securities	$17,921,485	$17,904,881	$14,907,783	$14,822,933

Interest Rate Payment Terms. The following table details interest payment terms at September 30, 2024 and December 31, 2023.

(in thousands)	September 30, 2024	December 31, 2023
Amortized cost of AFS non-MBS:
Fixed-rate	$5,276,304	$4,833,549
Total non-MBS	$5,276,304	$4,833,549
Amortized cost of AFS MBS:
Fixed-rate	$4,341,525	$3,804,161
Variable-rate	8,303,656	6,270,073
Total MBS	$12,645,181	$10,074,234
Total amortized cost of AFS securities	$17,921,485	$14,907,783

Realized Gains (Losses) on AFS Securities. The following table provides a summary of proceeds, gross gains and losses on sales of AFS securities for the three and nine months ended September 30, 2024 and September 30, 2023

	Three months ended September 30,		Nine months ended September 30,
(in thousands)	2024	2023	2024	2023
Proceeds from sale of AFS securities	$—	$—	$—	$798,200
Gross gains on AFS securities	$—	$—	$—	$489
Net realized gains(losses) from sale of AFS securities	$—	$—	$—	$489

Notes to Unaudited Financial Statements (continued)
HTM Securities. The following tables presents HTM securities by major security type at September 30, 2024 and December 31, 2023.

	September 30, 2024
(in thousands)	Amortized Cost (1)	Gross Unrealized Holding Gains	Gross Unrealized Holding Losses	Fair Value
MBS:
U.S. obligations single-family	$700,682	$4,290	$(3,142)	$701,830
GSE single-family	400,836	909	(49,589)	352,156
GSE multifamily	244,348	—	(2,212)	242,136
Private label	38,721	1	(1,650)	37,072
Total MBS	$1,384,587	$5,200	$(56,593)	$1,333,194
Total HTM securities	$1,384,587	$5,200	$(56,593)	$1,333,194

	December 31, 2023
(in thousands)	Amortized Cost (1)	Gross Unrealized Holding Gains	Gross Unrealized Holding Losses	Fair Value
MBS:
U.S. obligations single-family	$608,937	$4,962	$(5,362)	$608,537
GSE single-family	440,752	1,393	(58,407)	383,738
GSE multifamily	245,545	—	(6,730)	238,815
Private label	44,525	—	(2,869)	41,656
Total MBS	$1,339,759	$6,355	$(73,368)	$1,272,746
Total HTM securities	$1,339,759	$6,355	$(73,368)	$1,272,746
Note:
(1) Includes adjustments made to the cost basis of an investment for accretion and amortization and excludes accrued interest receivable of $5.0 million at September 30, 2024 and $4.7 million at December 31, 2023.

Redemption Terms. The HTM securities consisted entirely of MBS, and as such are not presented by contractual maturity because borrowers may have the right to call or prepay obligations with or without call or prepayment fees.

Interest Rate Payment Terms. The following table details interest rate payment terms at September 30, 2024 and December 31, 2023.

(in thousands)	September 30, 2024	December 31, 2023
Amortized cost of HTM MBS:
Fixed-rate	$1,289,721	$1,230,759
Variable-rate	94,866	109,000
Total MBS	$1,384,587	$1,339,759
Total HTM securities	$1,384,587	$1,339,759

Debt Securities ACL. For HTM securities, there was no ACL at September 30, 2024 and December 31, 2023. For AFS securities, the Bank recorded an ACL only on its private label MBS at September 30, 2024 and December 31, 2023.

Notes to Unaudited Financial Statements (continued)
AFS Debt Securities - Rollforward of ACL. The following table presents a rollforward of the ACL on AFS securities for the three and nine months ended September 30, 2024 and 2023.

	Private label MBS
	Three months ended September 30,		Nine months ended September 30,
(in thousands)	2024	2023	2024	2023
Balance, beginning of period	$13,938	$10,006	$11,988	$8,532
Increases (decreases) for securities with a previous ACL or OTTI recorded	(889)	1,566	1,061	3,040
Balance, end of period	$13,049	$11,572	$13,049	$11,572

Debt Securities ACL Methodology. To evaluate investment securities for credit losses at September 30, 2024, the Bank employs the following methodologies by major security type.

GSE and Other U.S. Obligations. The Bank invests in GSE and other U.S. obligations, which includes Tennessee Valley Authority obligations, single-family MBS, and GSE single-family and multifamily MBS. These securities are issued by Federal Agencies or U.S. government corporations and include MBS issued by these same entities that are directly supported by underlying mortgage loans. All of these securities are highly-rated. In the case of U.S. obligations, they carry an explicit government guarantee. In the case of GSE securities, they are purchased under an assumption that the issuers’ obligation to pay principal and interest on those securities will be honored. As a result, no ACL was recorded on GSE and other U.S. obligations at September 30, 2024 or December 31, 2023.

The Bank only purchases GSE and other U.S. obligations considered investment quality. At September 30, 2024, all of these GSE and other U.S. obligations, based on amortized cost, were rated BBB or above by a NRSRO, based on the lowest long-term credit rating for each security. These may differ from any internal ratings of the securities by the Bank, if applicable.

State or Local Agency Obligations. The Bank invests in state or local agency obligations, such as municipal securities. These securities are subject to credit risk related to a portfolio of state and local agency obligations (i.e., Housing Finance Agency bonds). The Bank has not experienced any payment defaults on these instruments.

    The Bank only purchases state or local agency obligations considered investment quality. At September 30, 2024, all of these state or local agency obligations, based on amortized cost, were rated BBB or above by a NRSRO, based on the lowest long-term credit rating for each security. These may differ from any internal ratings of the securities by the Bank, if applicable.

The Bank evaluates AFS state or local agency obligations for an ACL based on a credit assessment of the issuer, or guarantor. If the Bank determines that an ACL should be recognized, it is limited to the unrealized loss of the state or local agency obligation, including zero if it is in an unrealized gain position. At September 30, 2024 and December 31, 2023, the Bank expected to receive all cash flows contractually due, and no ACL was recorded on AFS state or local agency obligations.

    Private Label MBS. The Bank also holds investments in private label MBS. The Bank has not purchased any private label MBS since 2007. However, many of these securities have experienced significant credit deterioration. As of September 30, 2024, 12.8% of private label MBS (AFS and HTM combined, based on amortized cost) were rated BBB or above by a NRSRO and the remaining securities were either rated less than BBB or unrated. To determine whether an ACL is necessary on these securities, the Bank uses cash flow analyses.

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

The following table details the Bank’s advances portfolio by year of redemption and weighted-average interest rate as of September 30, 2024 and December 31, 2023.

(dollars in thousands)	September 30, 2024		December 31, 2023
Year of Redemption	Amount	Weighted Average Interest Rate	Amount	Weighted Average Interest Rate
Due in 1 year or less	$59,628,917	5.02%	$46,380,744	5.35%
Due after 1 year through 2 years	11,971,793	4.91	19,483,400	5.17
Due after 2 years through 3 years	5,077,355	4.29	9,308,565	5.24
Due after 3 years through 4 years	2,080,512	4.30	1,909,905	3.97
Due after 4 years through 5 years	379,048	4.65	1,395,177	4.29
Thereafter	159,296	3.38	169,407	3.33
Total par value	79,296,921	4.93%	78,647,198	5.24%
Deferred prepayment fees	(253)		(537)
Fair value hedging adjustments	(31,293)		(215,153)
Total book value (1)	$79,265,375		$78,431,508
Note:
(1) Amounts exclude accrued interest receivable of $433.1 million and $422.7 million at September 30, 2024 and December 31, 2023.

The Bank offers certain advances to members that provide a member the right, based upon predetermined exercise dates, to prepay the advance prior to maturity without incurring prepayment or termination fees (returnable advances).

At September 30, 2024 and December 31, 2023, the Bank did not have any advances with embedded features that met the requirements to separate the embedded feature from the host contract and designate the embedded feature as a stand-alone derivative.

The following table summarizes advances by the earlier of year of redemption or next call date as of September 30, 2024 and December 31, 2023.

	Year of Redemption or Next Call Date
(in thousands)	September 30, 2024	December 31, 2023
Due in 1 year or less	$59,823,917	$46,420,744
Due after 1 year through 2 years	11,966,793	19,458,400
Due after 2 years through 3 years	5,054,855	9,293,565
Due after 3 years through 4 years	2,028,012	1,909,905
Due after 4 years through 5 years	264,048	1,395,177
Thereafter	159,296	169,407
Total par value	$79,296,921	$78,647,198

Notes to Unaudited Financial Statements (continued)

Interest Rate Payment Terms. The following table details interest rate payment terms by year of redemption for advances as of September 30, 2024 and December 31, 2023.

(in thousands)	September 30, 2024	December 31, 2023
Fixed-rate – overnight	$2,248,697	$1,739,567
Fixed-rate – term:
Due in 1 year or less	11,598,494	15,218,445
Thereafter	10,163,004	13,216,455
Total fixed-rate	24,010,195	30,174,467
Variable-rate:
Due in 1 year or less	45,781,726	29,422,731
Thereafter	9,505,000	19,050,000
Total variable-rate	55,286,726	48,472,731
Total par value	$79,296,921	$78,647,198

Credit Risk Exposure and Security Terms. The Bank’s potential credit risk from advances is primarily concentrated in commercial banks. As of September 30, 2024, the Bank had advances of $64.1 billion outstanding to the five largest borrowers, which represented 80.8% of the total principal amount of advances outstanding. Of those five, two had outstanding advance balances that were in excess of 10% of the total portfolio at September 30, 2024.

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

Using a risk-based approach, the Bank considers the payment status, collateral types and concentration levels, and borrower’s financial condition to be indicators of credit quality on its credit products. The Bank’s assessment of a member’s financial condition may require certain risk mitigation actions, including reduced collateral weights, delivery of pledged collateral, reduced advance tenor, and change in availability of certain credit products. At September 30, 2024 and December

Notes to Unaudited Financial Statements (continued)
31, 2023, the Bank had rights to collateral on a member-by-member basis with a value in excess of its outstanding extensions of credit.

    The Bank continues to evaluate and, as necessary, make changes to its collateral guidelines based on current market conditions. At September 30, 2024 and December 31, 2023, the Bank did not have any credit products that were past due, on nonaccrual status, or considered impaired. In addition, the Bank did not have any modifications related to advances with borrowers experiencing financial difficulties during the first nine months of 2024.

The Bank evaluates its advances for an ACL on a collective, or pooled, basis unless an individual assessment is deemed necessary because the instruments do not possess similar risk characteristics. The Bank pools advances by member type, as noted above. Based on the collateral held as security, the Bank’s credit extension and collateral policies and repayment history on advances, including that the Bank has not incurred any credit losses since inception, the Bank has not recorded an ACL at September 30, 2024 or December 31, 2023.

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

The following table presents balances as of September 30, 2024 and December 31, 2023 for mortgage loans held for portfolio.

(in thousands)	September 30, 2024	December 31, 2023
Fixed-rate long-term single-family mortgages (1)	$4,595,698	$4,527,088
Fixed-rate medium-term single-family mortgages (2)	100,505	116,527
Total par value	4,696,203	4,643,615
Premiums	66,838	68,667
Discounts	(11,699)	(11,968)
Hedging adjustments	(2,206)	456
Total mortgage loans held for portfolio (3)	$4,749,136	$4,700,770
Allowance for credit losses on mortgage loans	(2,394)	(3,018)
Mortgage loans held for portfolio, net	$4,746,742	$4,697,752
Notes:
(1) Long-term is defined as an original term of greater than 15 years and up to 30 years.
(2) Medium-term is defined as an original term of 15 years or less.
(3) Amounts exclude accrued interest receivable of $26.2 million at September 30, 2024 and $25.1 million at December 31, 2023.

The following table details the par value of mortgage loans held for portfolio outstanding categorized by type as of September 30, 2024 and December 31, 2023.

(in thousands)	September 30, 2024	December 31, 2023
Conventional loans	$4,600,966	$4,539,983
Government-guaranteed/insured loans	95,237	103,632
Total par value	$4,696,203	$4,643,615

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

Credit Quality Indicator for Conventional Mortgage Loans. The following table presents the payment status for conventional mortgage loans at September 30, 2024 and December 31, 2023.

Notes to Unaudited Financial Statements (continued)

	September 30, 2024
(in thousands)	Origination Year
Payment Status, at amortized cost (1)	Prior to 2020	2020 to 2024	Total
Past due 30-59 days	$22,807	$16,600	$39,407
Past due 60-89 days	8,026	6,984	15,010
Past due 90 days or more	11,780	7,999	19,779
Total past due loans	$42,613	$31,583	$74,196
Current loans	1,479,718	3,098,003	4,577,721
Total conventional loans	$1,522,331	$3,129,586	$4,651,917

	December 31, 2023
	Origination Year
Payment Status, at amortized cost (1)	Prior to 2019	2019 to 2023	Total
Past due 30-59 days	$18,132	$20,959	$39,091
Past due 60-89 days	6,372	9,740	16,112
Past due 90 days or more	8,932	9,171	18,103
Total past due loans	$33,436	$39,870	$73,306
Current loans	1,148,754	3,372,849	4,521,603
Total conventional loans	$1,182,190	$3,412,719	$4,594,909
Note:
(1) The amortized cost at September 30, 2024 and December 31, 2023 excludes accrued interest receivable.

Other Delinquency Statistics. The following table presents the delinquency statistics for the Bank’s mortgage loans at September 30, 2024 and December 31, 2023.

	September 30, 2024
(dollars in thousands) (1)	Conventional MPF Loans	Government-Guaranteed or Insured Loans	Total
In process of foreclosures, included above (2)	$5,013	$516	$5,529
Serious delinquency rate (3)	0.4%	2.4%	0.5%
Past due 90 days or more still accruing interest	$—	$2,350	$2,350
Loans on nonaccrual status	$24,210	$—	$24,210

	December 31, 2023
(dollars in thousands) (1)	Conventional MPF Loans	Government-Guaranteed or Insured Loans	Total
In process of foreclosures, included above (2)	$5,932	$960	$6,892
Serious delinquency rate (3)	0.4%	2.0%	0.4%
Past due 90 days or more still accruing interest	$—	$2,137	$2,137
Loans on nonaccrual status	$23,002	$—	$23,002
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

Mortgage Loans Held for Portfolio ACL. Conventional MPF - Expected Losses. Conventional loans are evaluated collectively when similar risk characteristics exist. Conventional loans that do not share risk characteristics with other pools are evaluated for expected credit losses on an individual basis. The Bank determines its allowances for credit losses on conventional loans through analyses that include consideration of various loan portfolio and collateral-related characteristics,

Notes to Unaudited Financial Statements (continued)
such as past performance, current conditions, and reasonable and supportable forecasts of expected economic conditions. The Bank uses a third-party model to estimate expected credit losses over the life of the loans. The estimate of the expected credit losses includes coverage of certain losses by PMI, if applicable. The model relies on a number of inputs, such as housing price forecasts, interest rates, and unemployment rates, as well as historical borrower behavior experience. The Bank’s reasonable and supportable forecast for housing prices is two years. The Bank then reverts to historic averages over a three year period. The Bank may incorporate a qualitative adjustment to the model results, if deemed appropriate, based on current market conditions or results.

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

Conventional MPF - Rollforward of ACL

	Three months ended September 30,		Nine months ended September 30,
(in thousands)	2024	2023	2024	2023
Balance, beginning of period	$2,694	$3,256	$3,018	$3,240
(Charge-offs) Recoveries, net (1)	(342)	(21)	(698)	9
Provision (reversal) for credit losses	42	(264)	74	(278)
Balance, end of period	$2,394	$2,971	$2,394	$2,971
Note:
(1) Net charge-offs that the Bank does not expect to recover through CE receivable.

Government-Guaranteed or -Insured Mortgage Loans. The Bank invests in government-guaranteed or insured fixed-rate mortgage loans secured by one-to-four family residential properties. Government-guaranteed or insured mortgage loans are those insured or guaranteed by the Federal Housing Administration (FHA), Department of Veterans Affairs (VA), the Rural Housing Service (RHS) of the Department of Agriculture and/or by Housing and Urban Development (HUD). The servicer provides and maintains insurance or a guarantee from the applicable government agency. The servicer is responsible for compliance with all government agency requirements and for obtaining the benefit of the applicable guarantee or insurance with respect to defaulted government-guaranteed or -insured mortgage loans. Any losses on these loans that are not recovered from the issuer or the guarantor are absorbed by the servicer. Therefore, the Bank only has credit risk for these loans if the servicer fails to pay for losses not covered by the guarantee or insurance, but in such instance, the Bank would have recourse against the servicer for such failure. Based on the Bank’s assessment of its servicers and the collateral backing the loans, the risk of loss was immaterial. Consequently, the Bank has not recorded an ACL for government-guaranteed or -insured mortgage loans at September 30, 2024 or December 31, 2023. Furthermore, none of these mortgage loans have been placed on non-accrual status because of the U.S. government guarantee or insurance on these loans and the contractual obligation of the loan servicer to repurchase the loans when certain criteria are met.

Real Estate Owned (REO). The amount of REO reported in Other assets on the Statements of Condition was immaterial at both September 30, 2024 and December 31, 2023.

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

	September 30, 2024
(in thousands)	Notional Amount of Derivatives	Derivative Assets	Derivative Liabilities
Derivatives designated as hedging instruments:
Interest rate swaps	$50,879,656	$92,971	$346,532
Derivatives not designated as hedging instruments:
Interest rate swaps	$2,796,145	$9,312	$11,701
Interest rate caps or floors	2,025,000	2,628	—
Mortgage delivery commitments	21,095	—	392
Total derivatives not designated as hedging instruments:	$4,842,240	$11,940	$12,093
Total derivatives before netting and collateral adjustments	$55,721,896	$104,911	$358,625
Netting adjustments and cash collateral (1)		304,967	(346,538)
Derivative assets and derivative liabilities as reported on the Statements of Condition		$409,878	$12,087

Notes to Unaudited Financial Statements (continued)

	December 31, 2023
(in thousands)	Notional Amount of Derivatives	Derivative Assets	Derivative Liabilities
Derivatives designated as hedging instruments:
Interest rate swaps	$81,226,968	$199,554	$632,508
Derivatives not designated as hedging instruments:
Interest rate swaps	$2,615,212	$2,037	$18,139
Interest rate caps or floors	1,525,000	4,869	—
Mortgage delivery commitments	30,028	155	26
Total derivatives not designated as hedging instruments:	$4,170,240	$7,061	$18,165
Total derivatives before netting and collateral adjustments	$85,397,208	$206,615	$650,673
Netting adjustments and cash collateral (1)		201,892	(643,339)
Derivative assets and derivative liabilities as reported on the Statements of Condition		$408,507	$7,334
Note:
(1) Amounts represent the application of the netting requirements that allow the Bank to settle positive and negative positions, cash collateral including accrued interest held or placed with the same clearing agent and/or counterparties. Cash collateral posted including accrued interest was $661.7 million for September 30, 2024 and $854.6 million for December 31, 2023. Cash collateral received was $10.2 million for September 30, 2024 and $9.4 million for December 31, 2023.

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

(in thousands)	Gains/(Losses) on Derivative	Gains/ (Losses) on Hedged Item	Net Interest Settlements	Effect of Derivatives on Net Interest Income	Total Interest Income/ (Expense) Recorded in the Statements of Income
Three months ended September 30, 2024
Hedged item type:
Advances	$(245,715)	$245,823	$74,955	$75,063	$1,058,730
AFS securities	(292,757)	289,817	56,888	53,948	262,123
Mortgage loans held for portfolio	—	(91)	—	(91)	42,555
Consolidated obligations – discount notes	1,841	(1,638)	(995)	(792)	(143,277)
Consolidated obligations – bonds	298,007	(298,041)	(124,212)	(124,246)	(1,238,603)
Total	$(238,624)	$235,870	$6,636	$3,882
Nine months ended September 30, 2024
Hedged item type:
Advances	$(183,617)	$183,856	$241,114	$241,353	$3,147,401
AFS securities	(164,311)	161,450	163,526	160,665	735,937
Mortgage loans held for portfolio	—	(256)	—	(256)	124,967
Consolidated obligations – discount notes	823	(1,079)	(3,723)	(3,979)	(466,347)
Consolidated obligations – bonds	344,215	(343,370)	(414,514)	(413,669)	(3,558,550)
Total	$(2,890)	$601	$(13,597)	$(15,886)

Notes to Unaudited Financial Statements (continued)

(in thousands)	Gains/(Losses) on Derivative	Gains/ (Losses) on Hedged Item	Net Interest Settlements	Effect of Derivatives on Net Interest Income	Total Interest Income/ (Expense) Recorded in the Statements of Income
Three months ended September 30, 2023
Hedged item type:
Advances	$36,853	$(36,808)	$91,203	$91,248	$1,071,029
AFS securities	138,160	(138,366)	47,439	47,233	190,518
Mortgage loans held for portfolio	—	(119)	—	(119)	37,516
Consolidated obligations - discount notes	4,507	(2,215)	(4,712)	(2,420)	(220,233)
Consolidated obligations – bonds	53,846	(54,243)	(179,861)	(180,258)	(1,079,869)
Total	$233,366	$(231,751)	$(45,931)	$(44,316)
Nine months ended September 30, 2023
Hedged item type:
Advances	$119,382	$(119,191)	$225,959	$226,150	$3,120,857
AFS securities	100,815	(100,467)	138,872	139,220	516,045
Mortgage loans held for portfolio	—	(423)	—	(423)	108,824
Consolidated obligations - discount notes	3,573	(5,584)	(6,778)	(8,789)	(943,590)
Consolidated obligations – bonds	66,758	(67,189)	(450,544)	(450,975)	(2,778,910)
	$290,528	$(292,854)	$(92,491)	$(94,817)

The following table presents the cumulative amount of fair value hedging adjustments and the related carrying amount of the hedged items.

(in thousands)	September 30, 2024
Hedged item type	Carrying Amount of Hedged Assets/Liabilities (1)	Cumulative Amount of Fair Value Hedging Adjustments Included in the Carrying Amount of the Hedged Assets/Liabilities	Fair Value Hedging Adjustments for Discontinued Hedging Relationships	Total Amount of Fair Value Hedging Adjustments
Advances	$15,192,060	$(30,916)	$(378)	$(31,294)
AFS securities	8,626,329	(162,654)	624	(162,030)
Consolidated obligations – discount notes	1,247,389	706	—	706
Consolidated obligations – bonds	25,321,040	(275,549)	—	(275,549)

(in thousands)	December 31, 2023
Hedged item type	Carrying Amount of Hedged Assets/Liabilities (1)	Cumulative Amount of Fair Value Hedging Adjustments Included in the Carrying Amount of the Hedged Assets/Liabilities	Fair Value Hedging Adjustments for Discontinued Hedging Relationships	Total Amount of Fair Value Hedging Adjustments
Advances	$17,280,826	$(214,538)	$(615)	$(215,153)
AFS securities	7,258,326	(324,211)	730	(323,481)
Consolidated obligations – discounted notes	3,749,121	(373)	—	(373)
Consolidated obligations – bonds	51,362,338	(618,920)	—	(618,920)
Note:
(1) Includes carrying value of hedged items in current fair value hedging relationships. Carrying value includes fair value hedging adjustments.

Notes to Unaudited Financial Statements (continued)
The following table presents net gains (losses) related to derivatives not designated as hedging instruments in noninterest income.

	Three months ended September 30,		Nine months ended September 30,
(in thousands)	2024	2023	2024	2023
Derivatives not designated as hedging instruments:
Economic hedges:
Interest rate swaps	$(18,319)	$5,913	$(13,140)	$19,717
Interest rate caps or floors	(1,829)	(1,273)	(2,910)	(2,230)
Net interest settlements	3,888	3,941	9,494	5,850
Mortgage delivery commitments	(1,591)	(731)	(2,797)	(856)
Other	—	—	1	1
Total net gains (losses) related to derivatives not designated as hedging instruments	$(17,851)	$7,850	$(9,352)	$22,482
Other - price alignment amount on cleared derivatives (1)	(114)	(580)	(1,266)	(1,266)
Net gains (losses) on derivatives	$(17,965)	$7,270	$(10,618)	$21,216
Note:
(1) This amount is for derivatives for which variation margin is characterized as a daily settled contract.

The Bank had no active cash flow hedging relationships during the first nine months of 2024 or 2023.

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

Uncleared derivative transactions executed on or after the September 1, 2022, are subject to two-way initial margin requirements as mandated by the Wall Street Reform and Consumer Protection Act. As of September 30, 2024, the Bank did not exceed initial margin thresholds and was not required to post two-way initial margin. If the Bank’s aggregate uncleared derivative transactions exposure to a counterparty exceeds the threshold, certain investment securities are required to be posted and held at a third-party custodian. The counterparty is entitled to a security interest in those securities which do not change ownership except upon the occurrence of certain events, including an event of default due to bankruptcy, insolvency, or similar proceeding.

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

Notes to Unaudited Financial Statements (continued)

For cleared derivatives, the Clearing House determines initial margin requirements and generally credit ratings are not factored into the initial margin. However, clearing agents may require additional initial margin to be posted based on credit considerations, including but not limited to credit rating downgrades. The Bank was not required by its clearing agents to post additional initial margin at September 30, 2024.

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

September 30, 2024
	Derivative Instruments Meeting Netting Requirements
(in thousands)	Gross Recognized Amount	Gross Amounts of Netting Adjustments and Cash Collateral	Net amounts after netting adjustments and cash collateral	Derivative Instruments Not Meeting Netting Requirements (1)	Total Derivative Assets and Total Derivative Liabilities
Derivative assets
Uncleared	$64,095	$(63,739)	$356	$—	$356
Cleared	40,816	368,706	409,522	—	409,522
Total derivative assets	$104,911	$304,967	$409,878	$—	$409,878
Derivative liabilities
Uncleared	$354,945	$(343,250)	$11,695	$392	$12,087
Cleared	3,288	(3,288)	—	—	—
Total derivative liabilities	$358,233	$(346,538)	$11,695	$392	$12,087

December 31, 2023
	Derivative Instruments Meeting Netting Requirements
(in thousands)	Gross Recognized Amount	Gross Amounts of Netting Adjustments and Cash Collateral	Net amounts after netting adjustments and cash collateral	Derivative Instruments Not Meeting Netting Requirements (1)	Total Derivative Assets and Total Derivative Liabilities
Derivative assets
Uncleared	$201,762	$(201,356)	$406	$155	$561
Cleared	4,698	403,248	407,946	—	407,946
Total derivative assets	$206,460	$201,892	$408,352	$155	$408,507
Derivative liabilities
Uncleared	$644,826	$(637,518)	$7,308	$26	$7,334
Cleared	5,821	(5,821)	—	—	—
Total derivative liabilities	$650,647	$(643,339)	$7,308	$26	7,334
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
Although an FHLBank has never paid the principal or interest payments due on a consolidated obligation on behalf of another FHLBank, if one FHLBank is required to make such payments, Finance Agency regulations provide that the paying FHLBank is entitled to reimbursement from the non-complying FHLBank for any payments made on its behalf and other associated costs including interest to be determined by the Finance Agency. If the Finance Agency determines that the non-complying FHLBank is unable to satisfy its repayment obligations, then the Finance Agency may allocate the outstanding liabilities of the non-complying FHLBank among the remaining FHLBanks on a pro rata basis in proportion to each FHLBank’s participation in all consolidated obligations outstanding. However, the Finance Agency reserves the right to allocate the outstanding liabilities for the consolidated obligations among the FHLBanks in any other manner it may determine to ensure that the FHLBanks operate in a safe and sound manner. The par amounts of the 11 FHLBanks’ outstanding consolidated obligations were $1,172.8 billion at September 30, 2024 and $1,204.3 billion at December 31, 2023. Additional detailed information regarding consolidated obligations including general terms and interest rate payment terms can be found in Note 9 to the audited financial statements in the Bank’s 2023 Form 10-K.
The following table details interest rate payment terms for the Bank’s consolidated obligation bonds as of September 30, 2024 and December 31, 2023.

(in thousands)	September 30, 2024	December 31, 2023
Par value of consolidated bonds:
Fixed-rate	$33,728,315	$60,032,810
Step-up	1,590,000	2,034,000
Floating-rate	63,478,900	29,338,900
Total par value	$98,797,215	$91,405,710

Notes to Unaudited Financial Statements (continued)
Maturity Terms. The following table presents a summary of the Bank’s consolidated obligation bonds outstanding by year of contractual maturity and weighted-average interest rate at September 30, 2024 and December 31, 2023.

	September 30, 2024		December 31, 2023
(dollars in thousands) Year of Contractual Maturity	Amount	Weighted Average Interest Rate	Amount	Weighted Average Interest Rate
Due in 1 year or less	$79,045,455	4.72%	$62,578,585	4.89%
Due after 1 year through 2 years	8,013,900	2.67	13,255,965	4.63
Due after 2 years through 3 years	4,409,200	2.56	8,010,800	1.94
Due after 3 years through 4 years	2,418,250	3.64	2,178,600	3.30
Due after 4 years through 5 years	1,768,410	4.25	2,262,125	3.59
Thereafter	3,142,000	3.05	3,119,635	2.87
Total par value	$98,797,215	4.37%	$91,405,710	4.46%
Bond premiums	$23,196		$34,145
Bond discounts	(9,534)		(13,419)
Concession fees	(6,511)		(6,484)
Fair value hedging adjustments	(275,549)		(618,920)
Total book value	$98,528,817		$90,801,032

The following table presents the Bank’s consolidated obligation bonds outstanding between noncallable and callable as of September 30, 2024 and December 31, 2023.

(in thousands)	September 30, 2024	December 31, 2023
Noncallable	$71,758,715	$51,242,210
Callable	27,038,500	40,163,500
Total par value	$98,797,215	$91,405,710

The following table presents consolidated obligation bonds outstanding by the earlier of contractual maturity or next call date as of September 30, 2024 and December 31, 2023.

(in thousands) Year of Contractual Maturity or Next Call Date	September 30, 2024	December 31, 2023
Due in 1 year or less	$90,664,955	$75,974,085
Due after 1 year through 2 years	4,179,400	10,202,465
Due after 2 years through 3 years	1,090,200	2,122,800
Due after 3 years through 4 years	1,557,250	650,600
Due after 4 years through 5 years	534,410	1,552,125
Thereafter	771,000	903,635
Total par value	$98,797,215	$91,405,710

Consolidated Obligation Discount Notes. Consolidated obligation discount notes are issued to raise short-term funds. Discount notes are consolidated obligations with original maturities up to one year. These notes are issued at less than their face amount and redeemed at par value when they mature. The following table details the Bank’s consolidated obligation discount notes as of September 30, 2024 and December 31, 2023.

(dollars in thousands)	September 30, 2024	December 31, 2023
Book value	$9,776,014	$13,683,580
Par value	$9,810,114	$13,806,118
Weighted average interest rate (1)	5.00%	5.36%
Note:
(1) Represents yield to maturity excluding concession fees and hedging adjustments.

Notes to Unaudited Financial Statements (continued)
Note 7 – Capital

    The Bank is subject to three capital requirements under its current Capital Plan Structure and the Finance Agency rules and regulations: (1) risk-based capital; (2) total regulatory capital; and (3) leverage capital. Regulatory capital does not include AOCI, but does include mandatorily redeemable capital stock. See details regarding these requirements and the Bank’s Capital Plan in Note 11 to the audited financial statements in the Bank’s 2023 Form 10-K. At September 30, 2024, the Bank was in compliance with all regulatory capital requirements.

The Bank has two subclasses of capital stock: B1 membership stock and B2 activity stock. The Bank had $333.0 million in B1 membership stock and $3,599.4 million in B2 activity stock at September 30, 2024. The Bank had $315.7 million in B1 membership stock and $3,604.8 million in B2 activity stock at December 31, 2023.

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

Finance Agency rules limit the ability of the Bank to create member excess stock under certain circumstances. For example, a Bank may not pay dividends in the form of capital stock or issue new excess stock to members if its excess stock exceeds one percent of its total assets or if the issuance of excess stock would cause the Bank’s excess stock to exceed one percent of its total assets. As of September 30, 2024, the Bank’s excess capital stock did not exceed one percent of its total assets.

The following table demonstrates the Bank’s compliance with the regulatory capital requirements at September 30, 2024 and December 31, 2023.

	September 30, 2024		December 31, 2023
(dollars in thousands)	Required	Actual	Required	Actual
Regulatory capital requirements:
RBC	$901,689	$5,994,096	$748,268	$5,780,099
Total capital-to-asset ratio	4.0%	5.2%	4.0%	5.2%
Total regulatory capital	$4,638,575	$5,994,096	$4,485,906	$5,780,099
Leverage ratio	5.0%	7.8%	5.0%	7.7%
Leverage capital	$5,798,218	$8,991,144	$5,607,382	$8,670,149

The Finance Agency has established four capital classifications for the FHLBanks: adequately capitalized, undercapitalized, significantly undercapitalized, and critically undercapitalized. On September 26, 2024, the Bank received final notification from the Finance Agency that it was considered “adequately capitalized” for the quarter ended June 30, 2024. As of the date of this filing, the Bank has not received final notice from the Finance Agency regarding its capital classification for the quarter ended September 30, 2024.

Mandatorily Redeemable Capital Stock. The Bank is a cooperative whose member financial institutions and former members own all of the relevant Bank issued and outstanding capital stock. Shares cannot be purchased or sold except between the Bank and its members at the shares’ par value of $100, as mandated by the Bank’s Capital Plan.

At September 30, 2024 and December 31, 2023, the Bank had $27.6 million and $27.9 million, respectively, in capital stock subject to mandatory redemption with payment subject to a five-year waiting period and the Bank meeting its minimum regulatory capital requirements. The dividends on mandatorily redeemable capital stock recorded as interest expense were $0.6 million and $1.8 million during the three and nine months ended September 30, 2024, respectively, and $0.6 million and $1.7 million during the three and nine months ended September 30, 2023, respectively.

Notes to Unaudited Financial Statements (continued)

The following table provides the related dollar amounts for activities recorded in mandatorily redeemable capital stock during the nine months ended September 30, 2024 and 2023.

	Nine months ended September 30,
(in thousands)	2024	2023
Balance, beginning of the period	$27,874	$27,763
Capital stock subject to mandatory redemption reclassified from capital	5,820	13,681
Redemption/repurchase of mandatorily redeemable capital stock	(6,140)	(13,448)
Balance, end of the period	$27,554	$27,996

    As of September 30, 2024, the total mandatorily redeemable capital stock reflected the balance for nine institutions. Five institutions were merged out of district and are considered to be non-members. The stock includes activity stock for one former member who relocated its principal place of business outside the Bank’s district and became a member of another FHLBank at which time the membership with the Bank terminated. Three other institutions have notified the Bank of their intention to voluntarily redeem their capital stock and withdraw from membership. These institutions will continue to be members of the Bank until the withdrawal period is completed.

The following table shows the amount of mandatorily redeemable capital stock by contractual year of redemption at September 30, 2024 and December 31, 2023.

(in thousands)	September 30, 2024	December 31, 2023
Due in 1 year or less	$43	$—
Due after 1 year through 2 years	450	40
Due after 2 years through 3 years	4,262	486
Due after 3 years through 4 years	1,108	4,728
Due after 4 years through 5 years	400	1,181
Past contractual redemption date due to activity outstanding	21,291	21,439
Total	$27,554	$27,874

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

Dividends and Retained Earnings. In accordance with the Joint Capital Enhancement Agreement (JCEA), entered into by the Bank, as amended, the Bank allocates on a quarterly basis 20% of its net income to a separate restricted retained earnings account (RRE) until the account balance equals at least 1% of the Bank’s average balance of outstanding consolidated obligations for the current quarter. These RRE are not available to pay dividends and are presented separately from other retained earnings on the Statements of Condition. Additionally, the JCEA provides that amounts in restricted retained earnings in excess of 150% of the Bank’s restricted retained earnings minimum (i.e., one percent of the average balance of outstanding consolidated obligations calculated as of the last day of each calendar quarter) may be released from restricted retained earnings. At September 30, 2024, retained earnings were $2,034.2 million, including $1,331.3 million of unrestricted retained earnings and $702.9 million of RRE.

Dividends paid by the Bank are subject to Board approval and may be paid in either capital stock or cash; historically, the Bank has paid cash dividends only. The dividend paid to the member is calculated based on the average capital stock owned by the member for the previous quarter.

Notes to Unaudited Financial Statements (continued)

Dividends paid through the third quarter of 2024 and 2023 are presented in the table below.

	Dividend - Annual Yield
	2024		2023
	Membership	Activity	Membership	Activity
February	5.35%	8.50%	4.00%	7.95%
April	5.60%	8.75%	5.00%	7.95%
July	5.60%	9.00%	5.25%	7.95%

    In October 2024, the Bank paid a quarterly dividend equal to an annual yield of 5.60% on membership stock and 9.00% on activity stock.

The following table summarizes the changes in AOCI for the three and nine months ended September 30, 2024 and 2023.

(in thousands)	Net Unrealized Gains(Losses) on AFS	Pension and Post-Retirement Plans	Total
June 30, 2023	$(49,722)	$(627)	$(50,349)
Other comprehensive income (loss) before reclassification:
Net unrealized gains (losses)	(65,343)	—	(65,343)
Reclassifications from OCI to net income:
Pension and post-retirement	—	(8)	(8)
September 30, 2023	$(115,065)	$(635)	$(115,700)

June 30, 2024	$(34,072)	$(1,519)	$(35,591)
Other comprehensive income (loss) before reclassification:
Net unrealized gains (losses)	30,517	—	30,517
Reclassifications from OCI to net income:
Pension and post-retirement	—	30	30
September 30, 2024	$(3,555)	$(1,489)	$(5,044)

December 31, 2022	$(65,917)	$(610)	$(66,527)
Other comprehensive income (loss) before reclassification:
Net unrealized gains (losses)	(48,659)	—	(48,659)
Reclassifications from OCI to net income:
Reclassification adjustment for net gains included in net income	(489)	—	(489)
Pension and post-retirement	—	(25)	(25)
September 30, 2023	$(115,065)	$(635)	$(115,700)

December 31, 2023	$(72,862)	$374	$(72,488)
Other comprehensive income (loss) before reclassification:
Net unrealized gains (losses)	69,307	—	69,307
Reclassifications from OCI to net income:
Pension and post-retirement	—	(1,863)	(1,863)
September 30, 2024	$(3,555)	$(1,489)	$(5,044)

Notes to Unaudited Financial Statements (continued)
Note 8 – Transactions with Related Parties

The following table includes significant outstanding related party member-activity balances.

(in thousands)	September 30, 2024	December 31, 2023
Advances (1)	$53,712,016	$45,435,931
Letters of credit (2)	20,190,928	20,225,736
MPF loans	287,805	202,529
Deposits	25,971	40,129
Capital stock	2,407,520	2,038,033
Notes:
(1) Amount excludes accrued interest, deferred prepayment fees, and hedging adjustment
(2) Letters of credit are off-balance sheet commitments.

The following table summarizes the effects on the Statements of Income corresponding to the related party member balances above. Amounts related to interest expense on deposits were immaterial for the periods presented.

	Three months ended September 30,		Nine months ended September 30,
(in thousands)	2024	2023	2024	2023
Interest income on advances (1)	$707,827	$601,408	$2,006,556	$1,824,881
Interest income on MPF loans	3,147	2,628	7,795	8,216
Letters of credit fees	6,112	8,067	17,946	19,127
Note:
(1) Interest income on advances includes contractual interest income and prepayment fees. The effect of derivative activities is not included.

The following table summarizes the effect of the MPF activities with FHLBank of Chicago.

	Three months ended September 30,		Nine months ended September 30,
(in thousands)	2024	2023	2024	2023
Servicing fee expense	$987	$952	$2,944	$2,833

(in thousands)	September 30, 2024	December 31, 2023
Interest-bearing deposits maintained with FHLBank of Chicago	$5,616	$6,075

From time to time, the Bank may borrow from or lend to other FHLBanks on a short-term uncollateralized basis. The amount loaned by the Bank to other FHLBanks and repaid was none during the three and nine months ended September 30, 2024 and none during the three months and $750 million during the nine months ended September 30, 2023. There was no amount borrowed from and repaid to other FHLBanks during the three and nine months ended September 30, 2024 and no amount borrowed during the three and nine months ended September 30, 2023.
Subject to mutually agreed upon terms, on occasion, an FHLBank may transfer at fair value its primary debt obligations to another FHLBank. During the three months ended September 30, 2024 there was none, and for the nine months ended September 30, 2024 there was an immaterial amount of transfers of debt between the Bank and another FHLBank. There are no such transfer of debt during the three and nine months ended September 30, 2023

From time to time, a member of one FHLBank may be acquired by a member of another FHLBank. When such an acquisition occurs, the two FHLBanks may agree to transfer at fair value the loans of the acquired member to the FHLBank of the surviving member. The FHLBanks may also agree to the purchase and sale of any related hedging instrument. The Bank had no such activity during the three and nine months ended September 30, 2024 and 2023.

    In the ordinary course of business, the Bank may utilize products and services, provided at normal market rates and terms, from its members to support its operations. Additional discussions regarding related party transactions can be found in Note 13 to the audited financial statements in the Bank’s 2023 Form 10-K.

Notes to Unaudited Financial Statements (continued)
Note 9 – Estimated Fair Values

Fair value amounts have been determined by the Bank using available market information and appropriate valuation methods. GAAP defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date (i.e., an exit price). These estimates are based on recent market data and other pertinent information available to the Bank at September 30, 2024 and December 31, 2023. Although the management of the Bank believes that the valuation methods are appropriate and provide a reasonable determination of the fair value of these financial instruments, there are inherent limitations in any valuation technique. Therefore, these fair values are not necessarily equal to the amounts that would be realized in current market transactions, although they do reflect the Bank’s judgment of how a market participant would estimate the fair values.

The carrying value and estimated fair value of the Bank’s financial instruments at September 30, 2024 and December 31, 2023 are presented in the table below.

Fair Value Summary Table
	September 30, 2024
(in thousands)	Carrying Value	Level 1	Level 2	Level 3	Netting Adjustment and Cash Collateral (1)	Estimated Fair Value
Assets:
Cash and due from banks	$17,391	$17,391	$—	$—	$—	$17,391
Interest-bearing deposits	3,115,630	3,115,630	—	—	—	3,115,630
Securities purchased under agreements to resell (2)	4,780,000	—	4,780,006	—	—	4,780,006
Federal funds sold	3,542,000	—	3,542,003	—	—	3,542,003
Trading securities	156,729	—	156,729	—	—	156,729
AFS securities	17,904,881	—	17,785,526	119,355	—	17,904,881
HTM securities	1,384,587	—	1,296,122	37,072	—	1,333,194
Advances	79,265,375	—	79,277,746	—	—	79,277,746
Mortgage loans held for portfolio, net	4,746,742	—	4,312,900	—	—	4,312,900
Accrued interest receivable	538,812	—	538,812	—	—	538,812
Derivative assets	409,878	—	104,911	—	304,967	409,878
Liabilities:
Deposits	$704,863	$—	$704,863	$—	$—	$704,863
Discount notes	9,776,014	—	9,776,381	—	—	9,776,381
Bonds	98,528,817	—	98,063,403	—	—	98,063,403
Mandatorily redeemable capital stock (3)	27,554	28,175	—	—	—	28,175
Accrued interest payable (3)	625,184	—	624,563	—	—	624,563
Derivative liabilities	12,087	—	358,625	—	(346,538)	12,087

Notes to Unaudited Financial Statements (continued)

	December 31, 2023
(in thousands)	Carrying Value	Level 1	Level 2	Level 3	Netting Adjustment and Cash Collateral (1)	Estimated Fair Value
Assets:
Cash and due from banks	$11,509	$11,509	$—	$—	$—	$11,509
Interest-bearing deposits	3,110,803	3,110,803	—	—	—	3,110,803
Securities purchased under agreements to resell (2)	5,980,000	—	5,979,957	—	—	5,979,957
Federal funds sold	2,533,000	—	2,532,983	—	—	2,532,983
Trading securities	217,722	—	217,722	—	—	217,722
AFS securities	14,822,933	—	14,697,125	125,808	—	14,822,933
HTM securities	1,339,759	—	1,231,090	41,656	—	1,272,746
Advances	78,431,508	—	78,364,403	—	—	78,364,403
Mortgage loans held for portfolio, net	4,697,752	—	4,236,537	—	—	4,236,537
Accrued interest receivable	517,361	—	517,361	—	—	517,361
Derivative assets	408,507	—	206,615	—	201,892	408,507
Liabilities:
Deposits	$636,726	$—	$636,726	$—	$—	$636,726
Discount notes	13,683,580	—	13,678,683	—	—	13,678,683
Bonds	90,801,032	—	90,267,686	—	—	90,267,686
Mandatorily redeemable capital stock (3)	27,874	28,468	—	—	—	28,468
Accrued interest payable (3)	753,663	—	753,069	—	—	753,069
Derivative liabilities	7,334	—	650,673	—	(643,339)	7,334
Notes:
(1) Amounts represent the application of the netting requirements that allow the Bank to settle positive and negative positions and also cash collateral held and related interest accrued or placed by the Bank with the same clearing agent and/or counterparties.
(2) Based on the fair value of the related collateral held, the securities purchased under agreements to resell were fully collateralized for the periods presented. There were no offsetting liabilities related to these securities at September 30, 2024 and December 31, 2023. These instruments’ maturity term is overnight.
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

As of September 30, 2024, for substantially all of its MBS, the Bank received a price from all of its vendors and the default price was the final price. Based on the Bank’s reviews of the pricing methods including inputs and controls employed by the third-party pricing vendors and the relative lack of dispersion among the vendor prices (or, in those instances in which there were outliers or significant yield variances, the Bank’s additional analyses), the Bank believes the final prices are representative of the prices that would have been received if the assets had been sold at the measurement date (i.e., exit prices) and further that the fair value measurements are classified appropriately in the fair value hierarchy. There continues to be unobservable inputs and a lack of significant market activity for private label MBS; therefore, the Bank classified private label MBS as Level 3.

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

Credit risk related to uncleared derivatives may be further mitigated by the change of initial margin with the Bank’s derivative counterparties. However, as of September 30, 2024, the Bank did not exceed initial margin thresholds with any of its counterparties and was not required to post initial margin. If the Bank’s aggregate uncleared derivative transactions exposure to a counterparty exceeds the applicable threshold, certain investment securities are required to be posted and held at a third-party custodian.

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

    Impaired Mortgage Loans Held for Portfolio and REO. The estimated fair values of impaired mortgage loans held for portfolio and real estate owned are determined based on values provided by a third-party’s retail-based AVM. The Bank adjusts the AVM value based on the amount it has historically received on liquidation.

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

Notes to Unaudited Financial Statements (continued)
Fair Value Measurements. The following tables present, for each hierarchy level, the Bank’s assets and liabilities that are measured at fair value on a recurring or non-recurring basis on its Statements of Condition at September 30, 2024 and December 31, 2023. The Bank measures certain mortgage loans held for portfolio at fair value when a charge-off is recognized and subsequently when the fair value of collateral less costs to sell is lower than the carrying amount. Real estate owned is measured using fair value when the assets' fair value less costs to sell is lower than the carrying amount.

	September 30, 2024
(in thousands)	Level 1	Level 2	Level 3	Netting Adjustment and Cash Collateral(1)	Total
Recurring fair value measurements - Assets
Trading securities:
Non MBS:
GSE obligations	$—	$156,729	$—	$—	$156,729
Total trading securities	$—	$156,729	$—	$—	$156,729
AFS securities:
Non MBS:
U.S. Treasury obligations	$—	$4,172,234	$—	$—	$4,172,234
GSE and TVA obligations	—	938,989	—	—	938,989
State or local agency obligations	—	174,301	—	—	174,301
MBS:
U.S. obligations single-family	—	1,894,417	—	—	1,894,417
GSE single-family	—	4,090,237	—	—	4,090,237
GSE multifamily	—	6,515,348	—	—	6,515,348
Private label	—	—	119,355	—	119,355
Total AFS securities	$—	$17,785,526	$119,355	$—	$17,904,881
Derivative assets:
Interest rate related	$—	$104,911	$—	$304,967	$409,878
Total derivative assets	—	104,911	—	304,967	409,878
Total recurring assets at fair value	$—	$18,047,166	$119,355	$304,967	$18,471,488
Recurring fair value measurements - Liabilities
Derivative liabilities:
Interest rate related	$—	$358,233	$—	$(346,538)	$11,695
Mortgage delivery commitments	—	392	—	—	392
Total recurring liabilities at fair value	$—	$358,625	$—	$(346,538)	$12,087
Non-recurring fair value measurements - Assets
Impaired mortgage loans held for portfolio	$—	$—	$6,168	$—	$6,168
REO	—	—	312	—	312
Total non-recurring assets at fair value	$—	$—	$6,480	$—	$6,480

Notes to Unaudited Financial Statements (continued)

	December 31, 2023
(in thousands)	Level 1	Level 2	Level 3	Netting Adjustment and Cash Collateral(1)	Total
Recurring fair value measurements - Assets
Trading securities:
Non MBS:
GSE obligations	$—	$217,722	$—	$—	$217,722
Total trading securities	$—	$217,722	$—	$—	$217,722
AFS securities:
Non MBS:
U.S. Treasury obligations	$—	$3,676,037	$—	$—	$3,676,037
GSE and TVA obligations	—	983,307	—	—	983,307
State or local agency obligations	—	174,111	—	—	174,111
MBS:
U.S. obligations single-family	—	1,538,389	—	—	1,538,389
GSE single-family	—	2,047,752	—	—	2,047,752
GSE multifamily	—	6,277,529	—	—	6,277,529
Private label	—	—	125,808	—	125,808
Total AFS securities	$—	$14,697,125	$125,808	$—	$14,822,933
Derivative assets:
Interest rate related	$—	$206,460	$—	$201,892	$408,352
Mortgage delivery commitments	—	155	—	—	155
Total derivative assets	$—	$206,615	$—	$201,892	$408,507
Total recurring assets at fair value	$—	$15,121,462	$125,808	$201,892	$15,449,162
Recurring fair value measurements - Liabilities
Derivative liabilities:
Interest rate related	$—	$650,647	$—	$(643,339)	$7,308
Mortgage delivery commitments	—	26	—	—	26
Total recurring liabilities at fair value	$—	$650,673	$—	$(643,339)	$7,334
Non-recurring fair value measurements - Assets
Impaired mortgage loans held for portfolio	$—	$—	$6,859	$—	$6,859
REO	—	—	290	—	290
Total non-recurring assets at fair value	$—	$—	$7,149	$—	$7,149
Note:
(1) Amounts represent the application of the netting requirements that allow the Bank to settle positive and negative positions and also cash collateral and related accrued interest held or placed by the Bank with the same clearing agent and/or counterparties.

Notes to Unaudited Financial Statements (continued)
Level 3 Disclosures for all Assets and Liabilities That Are Measured at Fair Value on a Recurring Basis. The following table presents a reconciliation of all assets and liabilities that are measured at fair value on the Statements of Condition using significant unobservable inputs (Level 3) for the nine months ended September 30, 2024 and 2023. For instruments carried at fair value, the Bank reviews the fair value hierarchy classifications each quarter. Changes in the observability of the valuation attributes may result in a reclassification of certain financial assets or liabilities. Such reclassifications are reported as transfers in/out at fair value in the quarter in which the changes occur. There were no Level 3 transfers during the first nine months of 2024 or 2023.

	AFS Private Label MBS
	Three months ended September 30,		Nine months ended September 30,
(in thousands)	2024	2023	2024	2023
Balance, beginning of period	$116,982	$134,685	$125,808	$142,271
Total gains (losses) (realized/unrealized) included in:
(Provision) reversal for credit losses	889	(1,566)	(1,061)	(3,040)
Accretion of credit losses in interest income	1,582	1,660	4,465	4,939
Net unrealized gains (losses) on AFS in OCI	3,780	(4,659)	1,505	(8,461)
Settlements:
Settlements	(3,878)	(3,263)	(11,362)	(8,852)
Balance, end of period	$119,355	$126,857	$119,355	$126,857
Total amount of gains for the periods presented included in earnings attributable to the change in unrealized gains (losses) relating to assets and liabilities still held at September 30	$2,471	$94	$3,404	$1,899
Change in unrealized gains (losses) for the period included in other comprehensive income (loss) for assets held at September 30	$3,780	$(4,659)	$1,505	$(8,461)

Notes to Unaudited Financial Statements (continued)
Note 10 – Commitments and Contingencies

The following table presents the Bank’s various off-balance sheet commitments which are described in detail below. The Bank deemed it unnecessary to record any liabilities for credit losses on these commitments at September 30, 2024 and December 31, 2023, based on the Bank’s credit extension and collateral policies.

(in thousands)	September 30, 2024			December 31, 2023
Notional amount	Expiration Date Within One Year	Expiration Date After One Year	Total	Total
Standby letters of credit outstanding (1) (2)	$30,897,854	$—	$30,897,854	$28,789,179
Commitments to purchase mortgage loans	21,095	—	21,095	30,028
Unsettled consolidated obligation discount notes, at par	845,790	—	845,790	—
Unsettled consolidated obligation bonds, at par	461,000	—	461,000	78,000
Notes:
(1) Excludes approved requests to issue future standby letters of credit of $94.1 million at September 30, 2024 and $32.0 million at December 31, 2023.
(2) Letters of credit in the amount of $7.6 billion at September 30, 2024 and $7.0 billion at December 31, 2023, have renewal language that permits the letter of credit to be renewed for an additional period with a maximum renewal period of approximately five years.

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

    Unearned fees related to standby letters of credit are recorded in other liabilities and had a balance of $6.5 million at September 30, 2024 and $5.0 million at December 31, 2023.

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

The Bank does not have any legally binding or unconditional unused lines of credit for advances at September 30, 2024 or December 31, 2023. However, within the Bank’s Rollover (weekly/monthly) advance product, there were conditional lines of credit outstanding of $11.5 billion at September 30, 2024 and $10.0 billion at December 31, 2023.

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

Item 3: Quantitative and Qualitative Disclosures about Market Risk

See the Risk Management section in Part I, Item 2. Management’s Discussion and Analysis in this Form 10-Q.

Item 4: Controls and Procedures

Disclosure Controls and Procedures

Under the supervision and with the participation of the Bank’s management, including the chief executive officer and chief financial officer (principal financial officer), the Bank conducted an evaluation of its disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the 1934 Act). Based on this evaluation, the Bank’s chief executive officer and chief financial officer (principal financial officer) concluded that the Bank’s disclosure controls and procedures were effective as of September 30, 2024.

Management's Report on Internal Control Over Financial Reporting

There have been no changes in internal control over financial reporting that occurred during the third quarter of 2024 that have materially affected, or are reasonably likely to materially affect, the Bank’s internal control over financial reporting.

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

Date: November 5, 2024