Form 10-K
period 2024-12-31
Federal Home Loan Bank of Pittsburgh
filed 2025-03-05
CIK 1330399

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

[☒]ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2024
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

Registrant’s stock is not publicly traded and is only issued to members of the registrant. Such stock is issued and redeemed at par value, $100 per share, subject to certain regulatory and statutory limits. At June 30, 2024, the aggregate par value of the stock held by current and former members of the registrant was approximately $3,697.3 million. There were 31,542,974 shares of common stock outstanding at February 28, 2025.

FEDERAL HOME LOAN BANK OF PITTSBURGH

i.

i.

PART I

Forward-Looking Information

Statements contained in this annual report on Form 10-K, including statements describing the objectives, projections, estimates, or predictions of the future of the Federal Home Loan Bank of Pittsburgh (the Bank), may be “forward-looking statements.” These statements may use forward-looking terms, such as “anticipate,” “believe,” “could,” “estimate,” “expect,” “intend,” “may,” “should,” “will,” “likely,” or their negatives or other variations on these terms. The Bank cautions that, by their nature, forward-looking statements involve risk or uncertainty and that actual results could differ materially from those expressed or implied in these forward-looking statements or could affect the extent to which a particular objective, projection, estimate, or prediction is realized. These forward-looking statements involve risks and uncertainties including, but not limited to, the following: economic and market conditions, including, but not limited to, real estate, credit and mortgage markets; volatility of market prices, rates, and indices related to financial instruments, including, but not limited to, investments and contracts; the occurrence of man-made or natural disasters, endemics, global pandemics, climate change, conflicts or terrorist attacks or other geopolitical events, such as ongoing hostilities between Russia and Ukraine and in the Middle East; political events, including legislative, regulatory, litigation, or judicial events or actions, including those relating to environmental, social, and governance matters, or other developments that affect the Bank, its members, counterparties, or investors in the consolidated obligations of the Federal Home Loan Banks (FHLBanks), such as any government-sponsored enterprise (GSE) reforms, any changes resulting from the Federal Housing Finance Agency’s (Finance Agency) review and analysis of the Federal Home Loan Bank System (FHLBank System), including recommendations published in its “FHLBank System at 100: Focusing on the Future” report, changes in the Federal Home Loan Bank Act of 1932, as amended (FHLBank Act), changes in applicable sections of the Federal Housing Enterprises Financial Safety and Soundness Act of 1992, or changes in other statutes or regulations applicable to the FHLBanks; risks related to mortgage-backed securities (MBS); changes in the assumptions used to estimate credit losses; changes in the Bank’s capital structure; changes in the Bank’s capital requirements; changes in expectations regarding the Bank’s payment of dividends; membership changes; changes in the demand by Bank members for Bank advances; an increase in advance prepayments; competitive forces, including the availability of other sources of funding for Bank members; changes in investor demand for consolidated obligations and/or the terms of interest rate exchange agreements and similar agreements; disruptions in the capital markets; changes in the FHLBank System’s debt rating or the Bank’s rating; the ability of the Bank to introduce new products and services to meet market demand and to manage successfully the risks associated with new products and services; the ability of each of the other FHLBanks to repay the principal and interest on consolidated obligations for which it is the primary obligor and with respect to which the Bank has joint and several liability; applicable Bank policy requirements for retained earnings and the ratio of the market value of equity to par value of capital stock; the Bank’s ability to maintain adequate capital levels (including meeting applicable regulatory capital requirements); business and capital plan adjustments and amendments; technology and cybersecurity risks (including cybersecurity risk driven by artificial intelligence (AI)); and timing and volume of market activity. Readers of this report should not rely solely on the forward-looking statements and should consider all risks and uncertainties addressed throughout this report, as well as those discussed under Item 1A. Risk Factors. Information on the Bank’s website referred to in this Form 10-K is not incorporated in, or a part of, this Form 10-K. Forward-looking statements in this Form 10-K should not be relied on as representing the Bank’s expectations or assumptions as of any time subsequent to the time this Form 10-K is filed with the Securities and Exchange Commission (SEC). Forward-looking statements speak only as of the date made and the Bank has no obligation, and does not undertake publicly, to update or revise any forward-looking statement for any reason.

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

General

    History. The Bank is one of 11 FHLBanks. The FHLBanks operate as separate entities with their own management, employees, and board of directors. The 11 FHLBanks, along with the Office of Finance (OF - the FHLBanks’ fiscal agent) comprise the FHLBank System. The FHLBanks were organized under the authority of the Federal Home Loan Bank Act of 1932, as amended (the FHLBank Act). The FHLBanks are commonly referred to as GSEs, which generally means they are a combination of private capital and public sponsorship. The public sponsorship attributes include:

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

Mission. The Bank assures the flow of credit to its member financial institutions – commercial and savings banks, CDFIs, credit unions and insurance companies – in Delaware, Pennsylvania and West Virginia, to support housing finance and community lending. The Bank also provides related services that enhance members’ businesses and vitalize their communities.

Members access funding through the Bank’s two primary credit products: 1) advances secured by residential mortgages and other types of high-quality collateral, and 2) through the sale of residential mortgage loans, originated by or through eligible member institutions, to the Bank. The Bank funds these credit products through the issuance of debt to the public (consolidated obligation bonds and discount notes) in the capital markets through the OF. The U.S. government does not guarantee the debt securities or other obligations of the Bank or the FHLBank System.

The Bank also offers member institutions other credit and noncredit products and services which include affordable housing grants, banking services, letters of credit, securities safekeeping, and other community investment products.

As one of 11 FHLBanks established by Congress, the Bank has been an integral and reliable part of the financial system since 1932.

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

Nonmember Borrowers. In addition to member institutions, the Bank is permitted under the FHLBank Act to make advances to nonmember housing associates that are approved mortgagees under Title II of the National Housing Act. These eligible housing associates must be chartered under law, be subject to inspection and supervision by a governmental agency, and lend their own funds as their principal activity in the mortgage field. The Bank must approve each applicant. Housing associates are not subject to certain provisions of the FHLBank Act that are applicable to members, such as the capital stock purchase requirements. However, they are generally subject to more restrictive lending and collateral requirements than those applicable to members. As of December 31, 2024, the Bank maintains relationships with three approved state housing finance agencies (HFAs); one in each of the states that comprise the Bank’s district.

Regulatory Oversight, Audits and Examinations

Supervision and Regulation. The Bank’s business is subject to regulation and supervision. The laws and regulations to which it is subject cover key aspects of the Bank’s business and directly and indirectly affect its earnings, product and service offerings, pricing, competitive position and strategic plan, relationship with members and third parties, capital structure, cash needs and uses, and information security. As discussed throughout this Form 10-K, such laws and regulations can affect key drivers of the Bank’s results of operations, including, for example, the Bank’s capital and liquidity, product and service offerings, risk management, and costs of compliance.

The Bank and OF are supervised and regulated by the Finance Agency, which is an independent agency in the executive branch of the United States government. The Finance Agency’s stated mission is to ensure the housing GSEs fulfill their mission by operating in a safe and sound manner to serve as a reliable source of liquidity and funding for housing finance and community investment throughout the economic cycle. The Finance Agency establishes regulations, issues advisory bulletins (ABs), and otherwise supervises Bank operations primarily via periodic examinations. The Government Corporation Control Act provides that, before a government corporation issues and offers obligations to the public, the Secretary of the U.S. Treasury has the authority to prescribe the form, denomination, maturity, interest rate, and conditions of the obligations; the way and time issued; and the selling price. The U.S. Treasury receives the Finance Agency’s annual report to Congress and other reports on operations. The Bank is also subject to regulation by the SEC as a registrant under the 1934 Act.

    Examination. At a minimum, the Finance Agency conducts annual examinations of the operations of the Bank. In addition, the Comptroller General has authority under the FHLBank Act to audit or examine the Finance Agency and the Bank and to decide the extent to which they fairly and effectively fulfill the purposes of the FHLBank Act. Furthermore, the Government Corporation Control Act provides that the Comptroller General may review any audit of the financial statements conducted by an independent registered public accounting firm. If the Comptroller General conducts such a review, then he or she must report the results and provide his or her recommendations to Congress, the Office of Management and Budget (OMB), and the FHLBank in question. The Comptroller General may also conduct his or her own audit of the financial statements of the Bank.

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

The following table summarizes the advance products offered by the Bank as of December 31, 2024.

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

Collateral

The Bank protects against credit risk by fully collateralizing all member and nonmember housing associate advances and other credit products. The FHLBank Act requires the Bank to obtain and maintain a security interest in eligible collateral at the time it originates or renews an advance.

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

In addition, members that do not submit a QCR or participate in the Bank’s market-value based pricing program are required to complete an Annual Collateral Certification Report.

All eligible collateral securing advances are discounted to protect the Bank from loss in the event of default, including under adverse conditions. These discounts, also referred to as “haircuts”, vary by collateral type and the value of the collateral. The Bank’s collateral discounted values are presented in the table at the end of this subsection. The discounts typically include margins for estimated costs to sell or liquidate the collateral and the risk of a decline in the collateral value due to market or credit volatility. The Bank reviews the collateral weightings periodically and may adjust them, as well as the members’ reporting requirements to the Bank, for individual borrowers on a case-by-case basis.

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

See the Credit and Counterparty Risk - TCE and Collateral discussion in Risk Management in Item 7. Management’s Discussion and Analysis in this Form 10-K for further information on collateral policies and practices and details of eligible collateral, including amounts and percentages of eligible collateral securing members’ obligations to the Bank as of December 31, 2024.

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

Priority. The FHLBank Act generally affords any security interest granted to the Bank by any member, or any affiliate of a member, priority over the claims and rights of any third party, including any receiver, conservator, trustee, or similar party having rights of a lien creditor. The only two exceptions are: (1) claims and rights that would be entitled to priority under otherwise applicable law and are held by actual bona fide purchasers for value; and (2) parties that are secured by actual perfected security interests ahead of the Bank’s security interest. The Bank has detailed liquidation plans in place which are intended to facilitate the prompt exercise of the Bank’s rights regarding securities, loan collateral, and other collateral upon the failure of a member. Management believes that adequate policies and procedures are in place to effectively manage the Bank’s credit risk associated with lending to members and nonmember housing associates.

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

A third category of eligible collateral is high quality investment securities as included in the table below. See the Credit and Counterparty Risk - TCE and Collateral discussion in Risk Management - Collateral Agreements and Valuation in Item 7. Management’s Discussion and Analysis in this Form 10-K for a definition of these high quality investment securities. Members have the option to deliver such high quality investment securities to the Bank to obtain or increase their MBC. These securities are valued daily upon delivery.

The Bank also accepts FHLBank cash deposits as eligible collateral. In addition, member CFIs may pledge a broader array of collateral to the Bank, including secured small business, small farm, small agri-business and community development loans. Applicable law defines member CFIs as Federal Deposit Insurance Corporation (FDIC)-insured institutions with no more than $1.5 billion (the limit as of January 1, 2025) in average assets over the past three years. This limit may be adjusted by the Finance Agency based on changes in the Consumer Price Index. The determination to accept such collateral is at the discretion of the Bank and is made on a case-by-case basis. Advances to CFIs are also collateralized by sufficient levels of non-CFI collateral. See the Credit and Counterparty Risk - TCE and Collateral discussion in Risk Management in Item 7. Management’s Discussion and Analysis in this Form 10-K for the percentage of each type of collateral held by the Bank at December 31, 2024.

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

The various types of eligible collateral and related lending values as of December 31, 2024 are summarized below. The weightings are analyzed on at least a semi-annual basis and adjusted as necessary. At the discretion of the Bank, on a case-by-case basis, the collateral weighting on loan categories may be increased (up to a maximum of 85%) upon completion of specific market valuation of such collateral and authorization from the Bank’s Membership and Credit Committee.

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

less than 10 years	97%	92%
10 years or greater	94%	75%
MBS, including collateralized mortgage obligations (CMO) issued or guaranteed by GNMA, FHLMC, and FNMA (1)	95%	88%
Seasoned Credit Risk Transfers, Seasoned Loan Structured Transactions, Multifamily K Certificates and Home Equity Conversion Mortgage bonds issued or guaranteed by GNMA, FHLMC or FNMA	90%	N/A
U.S. Treasury STRIPs
less than 10 years	97%	90%
10 years or greater	90%	65%
Non-agency residential MBS, including CMOs, representing a whole interest in such mortgages.	AAA 85%	AAA 70%
	AA 75%	AA 55%
	A 70%	A 50%
Commercial mortgage-backed securities (CMBS)	AAA 85%	AAA 75%
	AA 75%	AA 50%
	A 70%	A 40%
Securities issued by a state or local government or its agencies, or authorities or instrumentalities in the United States (municipals) with a real estate nexus.	AAA 92%	AAA 89%
	AA 90%	AA 87%
	A 88%	A 85%

Loan Collateral	Lending Values
	Percent of Unpaid Principal Balance		Percent of Market Value
	QCR Filer or Full Collateral Delivery ( Policy Reasons)	Full Collateral Delivery (Credit Reasons)	Market Valuation Program
Federal Housing Administration (FHA), Department of Veterans Affairs (VA) and Conventional whole, fully disbursed, first mortgage loans secured by 1-to-4 family residences (Note: Includes first lien HELOCs for listing members only)	72%	62%	82%
Nontraditional mortgage loans and loans with unknown FICO (2) scores	70%	60%	80%
Conventional and FHA whole, fully-disbursed mortgage loans secured by multifamily properties	75%	65%	85%
Farmland loans	70%	60%	N/A
Commercial real estate loans (owner & non-owner occupied)	70%	60%	80%
Low FICO score loans with mitigating factors as defined by the Bank	60%	50%	75%
Conventional, fully disbursed, second-mortgage loans secured by 1-to-4 family residences. Both term loans and HELOCs	60%	50%
CFI Collateral	60%	50%	N/A
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

See the Credit and Counterparty Risk - TCE and Collateral discussion in Risk Management in Item 7. Management’s Discussion and Analysis in this Form 10-K for additional information on collateral policies and practices. .

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

The Bank further enhances income by acquiring securities issued by GSEs, state and local government agencies, and MBS. The Bank’s private label MBS portfolio continues to run off; no private label MBS have been purchased since 2007.

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
•whole mortgages or other whole loans, other than: (1) those acquired under the Bank’s mortgage purchase program; (2) certain investments targeted to low-income persons or communities; (3) certain marketable direct obligations of state, local or tribal government units or agencies that are of investment quality; (4) MBS or asset-backed securities (ABS) backed by manufactured housing loans or HELOCs; and (5) certain foreign housing loans authorized under Section 12(b) of the FHLBank Act; and
•non-U.S. dollar denominated securities.

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

The Bank is prohibited from purchasing an FHLBank System consolidated obligation as part of the consolidated obligation’s initial issuance. The Bank’s investment policy is even more restrictive, as it prohibits it from investing in FHLBank consolidated obligations for which another FHLBank is the primary obligor. The Federal Reserve Board (Federal Reserve) requires Federal Reserve Banks (FRBs) to release principal and interest payments on the FHLBank System consolidated obligations only when there are sufficient funds in the FHLBanks’ account to cover these payments. The prohibitions on purchasing FHLBank consolidated obligations noted above will be temporarily waived if the Bank is obligated to accept the direct placement of consolidated obligation discount notes to assist in the management of any daily funding shortfall of another FHLBank.

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

PFI. Members and eligible housing associates must apply to become a PFI. The Bank reviews their eligibility including servicing qualifications and ability to supply documents, data and reports required to be delivered under the MPF Program. As of December 31, 2024, the Bank had 118 members as approved PFIs.

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

Mortgage Loan Purchases. The Bank and the PFI enter into a Master Commitment which provides the general terms under which the PFI will deliver mortgage loans, including a maximum loan delivery amount, maximum CE amount and expiration date. Mortgage loans are purchased by the Bank directly from a PFI pursuant to a delivery commitment, an agreement between the PFI and the Bank.

The Finance Agency has established housing goals whereby at least 20 percent of the Bank’s mortgage purchases must be for low-income families, very low-income families, or families in low-income areas, and at least 50 percent of the Bank’s active mortgage sellers must be community-based PFIs. The Bank met each of the two housing goals during the year ended December 31, 2024, as 29.4 percent of the mortgage loans purchased by the Bank were comprised of loans that were made to low-income or very low-income families, or to families in low- income areas, and 54.3 percent of members that sold mortgage loans to the Bank were community-based PFIs.

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

MPF Xtra. MPF Xtra allows PFIs to sell residential, conforming, fixed-rate mortgages to FHLBank of Chicago, which concurrently sells them to Fannie Mae on a nonrecourse basis. MPF Xtra does not have the CE structure of the traditional MPF Program. Additionally, because these loans are sold from the PFI to FHLBank of Chicago to Fannie Mae, they are not reported on the Bank’s Statements of Condition. With the MPF Xtra product, there is no credit obligation assumed by the PFI or the Bank and no CE fees are paid. PFIs which have completed all required documentation and training are eligible to offer the product. As of December 31, 2024, 32 PFIs were eligible to offer the product. The Bank receives a nominal fee for facilitating these MPF Xtra transactions.

“Mortgage Partnership Finance”, “MPF”, “MPF Xtra”, and “MPF 35” are registered trademarks of the FHLBank of Chicago.

Specialized Programs

For additional information on Affordable Housing Program (AHP) and other similar programs, refer to the Community Investment Products section in Item 7. Management’s Discussion and Analysis in this Form 10-K.

Deposits

The FHLBank Act allows the Bank to accept deposits from its members, any institution for which it is providing correspondent services, other FHLBanks, or other Federal instrumentalities. Deposit programs are low-cost funding resources for the Bank. The Bank offers several types of deposit programs to its members including demand, overnight and term deposits.

Debt Financing — Consolidated Obligations

The primary source of funds for the Bank is the issuance of debt securities, known as consolidated obligations, which are then sold by dealers to investors. These consolidated obligations are issued as both bonds and discount notes, depending on maturity. Consolidated obligations are the joint and several obligations of the 11 FHLBanks. Consolidated obligations are not obligations of the U.S. government, and the U.S. government does not guarantee them. Moody’s has rated consolidated obligations Aaa with a negative outlook/P-1, and S&P has rated them AA+ with stable outlook/A-1+. The following table presents the total par value of the consolidated obligations of the Bank and the FHLBank System at December 31, 2024 and 2023.

(in millions)	December 31, 2024	December 31, 2023
Consolidated obligation bonds	$88,295.4	$91,405.7
Consolidated obligation discount notes	11,777.4	13,806.1
Total Bank consolidated obligations	100,072.8	105,211.8
Total FHLBank System combined consolidated obligations	$1,192,968.4	$1,204,316.0

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

Consolidated Obligation Bonds. On behalf of the Bank, the OF issues bonds that the Bank uses to fund advances, the MPF Program and its investment portfolio. Generally, the maturity of these bonds ranges from one year to ten years, although the maturity is not subject to any statutory or regulatory limit. Bonds can be issued and distributed through negotiated or competitively bid transactions with approved underwriters or selling group members. In some instances, the Bank swaps its term fixed-rate debt issuance to floating rates through the use of interest rate swaps. Bonds can be issued through:

•a daily auction for both bullet (non-callable and non-amortizing) and American-style (callable daily after lockout period expires);
•a selling group, which typically has multiple lead investment banks on each issue; and
•a negotiated transaction with one or more dealers.

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

Consolidated Obligation Discount Notes. The OF also issues discount notes to provide short-term funds for advances for seasonal and cyclical fluctuations in deposit flows, mortgage financing, short-term investments and other funding needs. Discount notes are sold at a discount and mature at par and have maturities of up to 365 days. There are three methods for issuing discount notes:

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

Capital Resources

Capital Plan. The Bank currently has two subclasses of capital stock: B1 membership and B2 activity. The Board establishes requirements for the amount of capital stock a member must hold for each subclass based on ranges provided in the Capital Plan, as described in the tables below. The Bank’s membership stock requirement is based on the annual Membership Asset Value as calculated by the Bank based on its members’ prior December 31 call report data. Membership assets include, but are not limited to, the following: U.S. Treasury securities; U.S. Agency securities; U.S. Agency MBS; non-Agency MBS; 1-4 family residential first mortgage loans; multi-family mortgage loans; 1-4 family residential second mortgage loans; home equity lines of credit; and commercial real estate loans. A factor is applied to each membership asset category.

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

Bank capital stock is not publicly traded; it may be issued, redeemed and repurchased at its stated par value of $100 per share. Under the Capital Plan, capital stock is redeemed upon five years’ notice, subject to certain conditions. In addition, the Bank has the discretion to repurchase excess stock from members. The Bank’s current practice is to repurchase excess capital stock on a weekly basis.

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

As of December 31, 2024, the balance in retained earnings was $2,102.9 million, of which $732.9 million was deemed restricted. Refer to the Capital Resources section and the Risk Governance discussion in Risk Management, both in Item 7.

Management’s Discussion and Analysis in this Form 10-K for additional discussion of the Bank’s capital-related metrics, retained earnings, dividend payments, capital levels and regulatory capital requirements. For further information on restricted retained earnings see Note 11 - Capital to the audited financial statements in Item 8. Financial Statements and Supplementary Data in this Form 10-K.

Derivatives and Hedging Activities

The Bank may enter into interest rate swaps, swaptions, interest rate cap and floor, and futures and forward contracts (collectively, derivatives) to manage its exposure to changes in interest rates and prepayment risk. The Bank uses these derivatives to adjust the effective maturity, repricing frequency, or option characteristics of financial instruments to achieve its risk management objectives. The Bank may use derivative financial instruments in the following ways: (1) by designating them as a fair value hedge of an underlying financial instrument or a firm commitment; or (2) in asset/liability management (i.e., an economic hedge).

The Finance Agency regulates the Bank’s use of derivatives. The regulations prohibit the trading in or speculative use of these instruments and limit credit risk arising from these instruments. All derivatives are recorded in the Statements of Condition at fair value. See Note 7 - Derivatives and Hedging Activities to the audited financial statements in Item 8. Financial Statements and Supplementary Data in this Form 10-K for additional information.

Competition

Advances. The Bank competes with other suppliers of wholesale funding, both secured and unsecured, including the FRBs, commercial banks, investment banking divisions of commercial banks, and brokered deposits, largely on the basis of interest rates as well as types and weightings of collateral. Competition is often more significant when originating advances to larger members, which have greater access to the capital markets. Competition within the FHLBank System is limited; however, there may be some members of the Bank that have affiliates that are members of other FHLBanks. The Bank’s ability to compete successfully with other suppliers of wholesale funding for business depends primarily on pricing, dividends, capital stock requirements, credit and collateral terms, and products offered.

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

Major Customers

See the discussion of major customers as part of the Segment Reporting section in Note 1 - Summary of Significant Accounting Policies in Item 8. Financial Statements and Supplementary Data in this Form 10-K.

Human Capital Resources

The Bank’s human capital is a significant contributor to the success of the Bank’s strategic business objectives. In managing the Bank’s human capital, the Bank focuses on its workforce profile and the various programs and philosophies described below.

Workforce Profile. The Bank’s workforce is primarily comprised of corporate employees, with the Bank’s principal operations in one location. As of December 31, 2024, the Bank had 250 full-time and 1 part-time employees. As of December 31, 2024, the Bank’s workforce is approximately 41% female and 59% male; 76% non-minority and 24% racial or ethnic minority. The Bank’s workforce includes a number of longer-tenured employees. The Bank strives to both develop talent from within the organization and supplement with external hires. As part of the Bank’s culture of continuous improvement, development of talent internally results in institutional strength and continuity and promotes loyalty and commitment in the Bank’s employee base, which furthers its success, while adding new employees contributes to new ideas, continuous improvement and the Bank’s goals of a diverse and inclusive workforce. As of December 31, 2024, the average tenure of the Bank’s employees was 9.6 years. There are no collective bargaining agreements with the Bank’s employees.

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
•Benefits – health insurance, dental and vision, life and accidental, death, and dismemberment insurance, supplemental life insurance, 401(k) retirement savings plans with employer match and profit sharing opportunities, pension benefits, accident, critical illness, and short and long term disability;
•Wellness program – employee assistance program, health coaching and interactive education sessions;
•Time away from work –including time off for vacation, illness, personal, holiday and volunteer opportunities;
•Culture – employee meetings and communications, employee resource groups and various Bank culture initiatives, including an employee-run activities group;
•Work/Life integration – flexible work arrangement, 100% paid salary continuation for short term disability, parental and military leave, bereavement, jury duty and court appearances;
•Development programs and training – individual development plans, leadership assessment and development, employee engagement, educational assistance programs, internal educational and development opportunities, fee reimbursement for external educational and development programs, and mentoring and coaching; and
•Management succession planning – the Bank’s Board and leadership actively engage in management succession planning, with defined plans for more than 30 key roles and development plans for potential successors for those roles.

The Bank’s performance management framework includes a cascading annual goal setting process, as well as quarterly performance discussions leading to annual reviews. Overall annual ratings are calibrated, and merit and incentive payments are differentiated for the Bank’s highest performers.

The Bank currently maintains a “hybrid” working environment and is committed to the health, safety, and wellness of its employees. The Bank has safety protocols and procedures in place and could shift to a full remote posture in the event of a health or safety incident.

Diversity and Inclusion Program. Pursuant to the FHLBank Act and Finance Agency regulations, diversity and inclusion are strategic business priorities for the Bank. The Board has established a committee to support effective oversight. The Bank recognizes that diversity and inclusion allows the Bank to leverage the unique perspectives of all employees and strengthens the Bank’s retention efforts.

The Bank operationalizes its commitment through the development and execution of a three-year diversity and inclusion strategic plan that includes quantifiable metrics to measure its success and reports regularly on its performance to management and the Board. The Bank’s strategic plan incorporates goals and action plans relating to the following four areas:

•Workforce – Finding, growing and retaining the right talent to bring a diverse mix of backgrounds, skills and perspectives to the Bank’s employee team at all levels;

•Workplace – Raising awareness and encouraging dialogue through opportunities that foster learning and connection and support a culture of inclusion and belonging for all employees;
•Marketplace – Building strong, long-term relationships with a multi-faceted network of suppliers, businesses and community partners; and
•Sustainability – Promoting organizational evolution to drive lasting change, improved decision-making and impact through performance metrics and accountability.

The Bank offers a range of opportunities for all its employees to connect, and grow personally and professionally, including employee resource groups that are open to all and allow opportunities for broad engagement and leadership.

The Bank also offers educational opportunities to its employees, evaluates inclusive behaviors as part of the Bank’s annual performance management and succession planning process, and incorporates diversity and inclusion as a component of its incentive plan framework.

Taxation

The Bank is exempt from all federal, state and local taxation with the exception of real estate property taxes and certain employer payroll taxes.

AHP

The FHLBanks must set aside for AHP annually, on a combined basis, the greater of $100 million or 10% of current year’s net income (GAAP net income before interest expense related to mandatorily redeemable capital stock and the assessment for AHP). If the Bank experienced a full year net loss, as defined in Note 10 - Affordable Housing Program (AHP) and Voluntary Contributions to the audited financial statements in Item 8. Financial Statements and Supplementary Data in this Form 10-K, the Bank would have no obligation to AHP for the year except in the following circumstance: if the result of the combined 10% calculation described above is less than $100 million for all 11 FHLBanks, then the FHLBank Act requires that each FHLBank contribute such prorated sums as may be required to assure that the aggregate contributions of the FHLBanks equal $100 million. The proration would be made on the basis of an FHLBank’s net income in relation to the income of all FHLBanks for the previous year. Each FHLBank’s required annual AHP contribution is limited to its annual net income. If an FHLBank finds that its required contributions are negatively impacting the financial stability of that FHLBank, it may apply to the Finance Agency for a temporary suspension of its contributions. As allowed by AHP regulations, an FHLBank can elect to allot fundings based on future periods’ required AHP contributions to be awarded during a year (referred to as Accelerated AHP). Accelerated AHP allows an FHLBank to commit and disburse AHP funds to meet the FHLBank’s mission when it would otherwise be unable to do so, based on its normal funding mechanism.

For additional details regarding the AHP assessment, please see the Earnings Performance discussion in Item 7. Management’s Discussion and Analysis and Note 10 - Affordable Housing Program (AHP) and Voluntary Contributions in Item 8. Financial Statements and Supplementary Data in this Form 10-K.

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

The Bank also makes the Annual Reports filed on Form 10-K, Quarterly Reports filed on Form 10-Q, certain Current Reports filed on Form 8-K, and amendments to those reports filed with or furnished to the SEC pursuant to Section 13(a) or 15(d) of the 1934 Act available free of charge on or through its internet website as soon as reasonably practicable after such material is filed with or furnished to the SEC. The Bank’s internet website address is www.fhlb-pgh.com. The Bank filed the certifications of the President and Chief Executive Officer and Chief Financial Officer (principal financial officer) pursuant to Sections 302 and 906 of the Sarbanes-Oxley Act of 2002 with respect to the Bank’s 2024 Annual Report on Form 10-K as exhibits to this Report.

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

BUSINESS RISK

Changes in the legislative and regulatory environment could negatively affect the Bank’s business, results of operations, financial condition, reputation and members’ investment in the Bank.

The FHLBanks’ business operations, funding costs, rights, obligations and the environment in which FHLBanks carry out their liquidity mission continue to be impacted by evolving regulations. Congress also may continue to consider GSE or FHLBank reform legislation, which could have a material effect on the Bank including debt issuance, financial condition and results of operations. For example, the Bank also notes that, from time to time, the executive branch, Congress, and various independent federal agencies have advanced plans through executive orders, legislation, or regulation or guidance, to reform the federal regulatory landscape regarding U.S. housing finance, such as the ultimate resolution to Fannie Mae and Freddie Mac’s respective conservatorships. If implemented, these plans could directly or indirectly impact the business and results of operations of other GSEs that support the U.S. housing market, including the FHLBanks. Any such changes or reforms that are implemented could impact the profitability of the FHLBanks or limit future growth opportunities. Furthermore, increased regulatory and legislative attention on the possibility of requiring the FHLBanks by statute to set aside higher percentages of their earnings for their affordable housing and community investment programs than is currently required by law could lead to increased assessments to the Bank’s AHP, resulting in higher expenses for the Bank, which would result in less net income being available for other purposes. In addition, future legislative changes to applicable law may affect the Bank’s business, risk profile, results of operations and financial condition. In the past, there have been legislative efforts and discussions regarding eligibility of certain entities, including non-banks, to become members of the FHLBank System. Changes to membership eligibility criteria could materially impact the Bank’s risk profile, financial condition and results of operations.

The FHLBanks are also governed by regulations as adopted by the Finance Agency pursuant to their authority under federal laws. The Finance Agency’s extensive statutory and regulatory authority over the FHLBanks includes, without limitation, the authority to liquidate, merge or consolidate FHLBanks, to redistrict or adjust equities among the FHLBanks, and to impose limits on permissible FHLBank products and activities within the terms set forth in applicable statutes establishing the scope of the Finance Agency’s authority. Additionally, the Finance Agency’s Division of Public Interest Examinations (DPIE) has authority over the FHLBanks concerning fair, equitable and nondiscriminatory access to credit and housing and policy-related oversight, including with respect to fair lending. The Bank cannot predict if or how the Finance Agency, including DPIE, could exercise such authority with respect to any FHLBank or the potential impact of such action on the Bank’s business and operations or on members’ investment in or activity with the Bank. Changes in Finance Agency leadership may also impact the nature and extent of any new or revised regulations on the Bank.

The Bank notes a November 2023 Finance Agency report on the FHLBank System, which is a potential source of important regulatory changes. The report focuses on the FHLBank System’s: (i) mission; (ii) role as a stable and reliable source of liquidity; (iii) role in housing and community development; and (iv) operational efficiency, structure and governance. The report is discussed in greater detail in Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Legislative and Regulatory Developments—Finance Agency’s Review and Analysis of the FHLBank System.

The Bank is not able to predict what changes, if any, will ultimately result from the Finance Agency’s recommendations in the report nor is the Bank able to predict the extent or timing of such changes, particularly in light of the changes in the Finance Agency’s leadership and potential changes in the Bank’s regulatory environment, including without limitation, as discussed in

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Legislative and Regulatory Developments.

The Bank cannot predict new or changes in legislative or regulatory requirements or guidance or the effect of any new legislation or regulations on the Bank’s operations. Furthermore, the Bank also is not able to predict the impact resulting from the recent change in federal administration, including from any resulting changes to the Finance Agency’s actions and regulatory activity, along with impacts to the FHLBank System and Bank members. Potential changes to the Finance Agency’s regulatory expectations, other political changes, policy changes, trends, government or government advisory committee actions or inaction, new or modified legislation, or government actions impacting the Bank’s members and counterparties, could impact the Bank’s operational costs and expenses, result in heightened scrutiny of the Bank, and/or impact the Bank’s business, strategy and operations, which may affect the Bank’s financial condition, or results of operations, or the value of membership in the Bank. These changes may include changes relating to the FHLBanks’ mission, liquidity role, membership and lending requirements, affordable housing contributions, voluntary programs and support for community investment, or changes to the Bank’s operations, structure, and governance. The Bank also cannot predict the federal administration’s actions relating to U.S. housing finance, including regarding the conservatorship of Fannie Mae and Freddie Mac and potential reforms to their structure, along with any corresponding impacts to the FHLBank System or the mortgage industry. The impact of any of the above items could materially and negatively affect, and impose additional controls and restrictions on, the activities of the Bank. Regulatory requirements on the Bank’s members may affect their capacity and demand for Bank products and, as a result, impact the Bank’s operations and financial condition. Changes in Finance Agency regulations and other Finance Agency regulatory actions could result in, among other things, changes in the Bank’s capital composition, an increase in the Bank’s cost of funding, ability to accept certain types of collateral, a change in permissible business activities, a decrease in the size, scope or nature of the Bank’s lending, investment or mortgage purchase program activities, or a decrease in demand for the Bank’s products and services, which could negatively affect its financial condition and results of operations and members’ investment in the Bank.

Global or domestic financial market disruptions or geopolitical conditions could result in uncertainty and unpredictability for the Bank in managing its business.

The Bank’s business, earnings and risk profile are affected by international, domestic and district-specific business, economic and geopolitical conditions and disruptions, including for example, U.S. government shutdowns or downgrade of the U.S. government credit rating (such as may result from uncertainties surrounding the raising of, or failure to raise, the U.S. federal debt limit, including the effectiveness of the U.S. Treasury’s extraordinary measures to satisfy the federal government’s financial obligations). These conditions and resulting potential market disruptions, which may also affect counterparty and members’ business, include real estate values, residential mortgage originations, short-term and long-term interest rates, inflation and inflation expectations, recession or recessionary expectations, unemployment levels, money supply, fluctuations in both debt and equity markets, the strength of the U.S. dollar against other currencies and of the foreign, domestic and local economies in which the Bank operates. Geopolitical instability or conflicts, such as ongoing hostilities between Russia and Ukraine and in the Middle East, may result in trade disruptions, sanctions or other market volatility which could adversely affect the Bank or its members. For example, supply chain disruptions resulting from such hostilities may have a contributory impact on inflation and inflation expectations, and resulting supply issues and financial stresses may affect the Bank’s business decisions or those of its members and may impact the Bank’s results of operations. Widespread health emergencies or pandemics could also adversely affect the Bank’s results of operations or financial condition by negatively impacting the economic environment and/or global markets, which may result in decreased demand for the Bank’s products and services.

The loss of significant Bank members or borrowers may have a negative impact on the Bank’s advances, letters of credit and capital stock outstanding and could result in lower demand for its products and services, lower dividends paid to members and higher borrowing costs for remaining members, all of which may affect the Bank’s results of operations and financial condition.

One or more significant Bank members could decrease their business activities with the Bank, move their business to another FHLBank district, merge into a nonmember, withdraw their membership or fail which could lead to a significant decrease in the Bank’s total assets. At December 31, 2024, the Bank’s five largest customers accounted for 77.8% of its total credit exposure (TCE) and owned 69.6% of its outstanding capital stock. Of these, two members had an outstanding advance balance in excess of 10% of the total advance portfolio. Further, two members had outstanding letters of credit in excess of 10% of total letters of credit. If any of the Bank’s members with 10% or more of TCE paid off their outstanding advances, reduced their letter of credit activity with the Bank or, if applicable, withdrew from membership, the Bank could experience a material adverse effect on its outstanding advance levels and TCE, which would impact the Bank’s financial condition and results of operations.

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

In connection with the MPF Program, the Bank is subject to competition regarding the purchase of conventional, conforming fixed-rate mortgage loans. The Bank faces competition in the areas of customer service, product features and purchase prices for MPF loans and ancillary services. The Bank’s strongest competitors are large mortgage aggregators, non-depository mortgage entities and the other housing GSEs (Fannie Mae and Freddie Mac). The Bank may also compete with other FHLBanks with which members have a relationship through affiliates. Competition among FHLBanks for MPF business may also be affected by the requirement that a member and its affiliates can sell loans into the MPF Program through only one FHLBank relationship at a time. The Bank notes that the possible resolution of the conservatorships of Fannie Mae and Freddie Mac could result in heightened competition with those entities for the purchase of mortgage loans, as discussed in Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Legislative and Regulatory Developments.

In addition, because the volume of conventional, conforming fixed-rate mortgages fluctuates depending on the level of interest rates, and with the continued elevated interest rates and limited supply of available homes in 2024, the demand for MPF Program products remained compressed. An increase in market share by non-depositories in a constrained origination market may reduce net income from the Bank’s MPF Program. Should interest rates remain elevated in 2025, these challenges could persist, which could negatively affect the MPF Program’s financial performance and, in turn, the Bank’s financial condition and results of operations.

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

Policy and regulatory focus on climate change and other matters relating to ESG, as well as market, regulator, policy-maker and other stakeholder expectations regarding FHLBank lending, the use of FHLBank funding by members and other FHLBank System activities are evolving and may result in additional responsibilities or costs for the Bank, such as additional compliance requirements or limitations, operational or technological changes and increased disclosures. One example is found in an advisory bulletin issued by the Finance Agency in September 2024 regarding climate related risk management, as discussed in Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Legislative and Regulatory Developments—Advisory Bulletin Federal Home Loan Bank System Climate-Related Risk Management. In addition, certain states (such as the state of California) have passed or may be considering climate-related disclosure laws. Broader responses to ESG factors may create transition risks for the Bank. Policy, regulatory and market conditions may drive adaptation and mitigation actions, the costs of which may ultimately negatively impact the Bank’s business. The Bank is monitoring the continuing evolution of climate-related and ESG-related developments for their potential impacts on the Bank and its operations.

Natural disasters, including those resulting from climate change, could adversely affect the business, results of operations, financial condition or reputation of the Bank, its members or counterparties.

Climate change may cause or intensify natural disasters, which could disrupt the business or damage the facilities of the Bank or its members, increase lending losses at its members, damage or destroy collateral that members have pledged to secure advances or mortgages that the Bank holds for its portfolio, and which could cause the Bank to experience losses or be exposed to a greater risk that pledged collateral would be inadequate in the event of a default. In addition, climate-related events and their effects on homeowners’ insurance costs and availability could affect the business of the Bank’s members and, in turn, could directly impact the demand for advances and the availability of mortgage investment opportunities, among other impacts. Furthermore, increased costs associated with climate mitigation measures, changes in tenant preferences and potential damage to or destruction of housing units due to natural disasters or other climate-related events have the potential to impact community investment products by shortening the useful life of an affordable housing unit or by increasing the probability of default on a loan.

CREDIT RISK

The Bank is subject to credit risk due to default, including failure or ongoing instability of any of the Bank’s members, derivative, money market or other counterparties, which could adversely affect the Bank’s results of operations, financial condition or reputation.

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

Member institution failures may reduce the number of current and potential members in the Bank’s district. The resulting loss of business could negatively impact the Bank’s financial condition and results of operations. During an economic downturn or period of significant economic and financial disruption and uncertainty, the number of Bank members exhibiting significant financial stress may increase, which may expose the Bank to additional member credit risk. Changes in market perception of the financial strength of a financial institution can occur very rapidly and can be difficult to predict. For example, commercial real estate sector challenges, including weaker leasing demand, lower occupancy rates and higher interest rates, may impact the value of commercial real estate loan related collateral pledged to the Bank and contribute to financial stress or failures of Bank members. Additionally, if a Bank member fails and the FDIC or the member (or another applicable entity) does not either (1) promptly repay all of the failed institution’s obligations to the Bank or (2) assume the outstanding advances, the Bank may be required to liquidate the collateral pledged by the failed institution to satisfy its obligations to the Bank. If that were the case, the proceeds realized from the liquidation of pledged collateral may not be sufficient to fully satisfy the amount of the failed institution’s obligations and the operational cost of liquidating the collateral. In addition, a default by a member with significant unsecured obligations to the Bank could result in significant losses, which would adversely affect the financial condition, results of operations and reputation of the Bank.

There are several unique risks that the Bank may be exposed to regarding non-depository institutions. For example, individual state insolvency legislation terms may govern creditors’ rights, which terms may not result in the Bank being able to liquidate collateral pledged to it by an insolvent insurance company member as readily as it may for depository institution members. Similarly, the Bank currently has three non-depository CDFI members, which are not generally subject to banking or insurance regulations, which results in uncertainty regarding the Bank’s timing and ability to liquidate collateral pledged to it by such a member in insolvency.

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

The Bank participates in the MPF Program with FHLBank of Chicago as MPF provider. During 2024, 26.8% of the mortgage loans purchased by the Bank were from one PFI. This PFI also represented 38.0% of the total outstanding portfolio on December 31, 2024. If this PFI withdrew from or reduced its participation in the Bank’s MPF Program, the Bank could experience a material adverse effect on its MPF portfolio, which would impact the Bank’s financial condition and results of operations.

In contrast to the Bank’s traditional member advance business, the MPF Program is highly subject to competitive pressures, more susceptible to loan losses and also carries more interest rate risk, prepayment risk, operational complexity and potential for fraud. General changes in market conditions could have a negative effect on the mortgage loan market resulting in a negative impact on the profitability of the MPF Program. These include but are not limited to: rising or elevated interest rates or housing prices resulting in slowing mortgage loan originations; an economic downturn creating increased defaults and lowered housing prices; innovative products that do not currently meet the criteria of the MPF Program; and new government programs or mandates.

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

The Bank is subject to various market risks, including interest rate risk and prepayment risk. The Bank realizes income primarily from the spread between interest earned on advances, MPF loans and investment securities and interest paid on debt and other liabilities. The Bank’s financial performance is affected by fiscal and monetary policies of the Federal government and its agencies, particularly the policies of the Federal Reserve. The Federal Reserve’s policies, which are difficult to predict, directly and indirectly influence the yield on the Bank’s interest-earning assets and the cost of interest-bearing liabilities. Although the Federal Reserve began to decrease the target range for the federal funds rate in 2024, the current range remains elevated and there is uncertainty regarding the size and timing of further potential rate changes. The frequency and magnitude of interest rate changes affect market movements that can accentuate challenges of managing interest rate risk, as discussed below. Although the Bank uses various methods and procedures to monitor and manage exposures due to changes in interest rates, the Bank will experience instances when the timing of the re-pricing of interest-bearing liabilities does not coincide with the timing of re-pricing of interest-earning assets, or when the timing of the maturity or paydown of interest-bearing liabilities does not coincide with the timing of the maturity or paydown of the interest-earning assets. The Bank’s profitability and the market value of its equity are significantly affected by its ability to manage interest rate risk.

The Bank’s ability to anticipate changes regarding the direction and speed of interest rate movements, or to hedge the related exposures, significantly affects the success of the asset and liability management activities and the level of net interest income. The Bank uses derivative instruments to reduce interest rate risk. The Bank has strategies which are intended to reduce the amount of one-sided fair value adjustments and the resulting impact to the Bank’s income. However, market volatility affecting the valuation of instruments in hedging relationships can also cause income volatility to the degree that the change in the value of the derivative does not perfectly offset the change in the value of the hedged item. Should the use of derivatives be limited, with that activity being replaced with a higher volume of long-term debt funding, the Bank may still experience income volatility driven by the market and interest rate sensitivities.

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

With respect to the Bank’s MBS and MPF portfolios, elevated interest rates continued to compress prepayments in 2024 and, as a result, extended mortgage cash flows. If the debt funding the mortgage assets matures, it could be re-issued at a higher rate and decrease the Bank’s net interest income. Decreases in interest rates may cause an increase in mortgage prepayments and may result in increased premium amortization expense and substandard performance in the Bank’s mortgage portfolio as the Bank experiences a return of principal that it must re-invest in a lower rate environment, adversely affecting net interest income over time, if associated debt remains outstanding (i.e., debt overhang). See additional discussion in Risk Management in Item 7. Management’s Discussion and Analysis in this Form 10-K.

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

It is possible that the credit rating of an FHLBank, another GSE or the U.S. government could be lowered by at least one Nationally Recognized Statistical Rating Organization (NRSRO), for example, in connection with the uncertainties surrounding the raising of, or failure to timely raise, the U.S. federal debt limit. A change to the outlook on the ratings of the United States may also cause the respective rating agencies to take similar ratings actions with respect to the FHLBanks, to the extent they are rated by these rating agencies. Such downgrades could negatively impact the Bank’s reputation, cost of funding and product demand.

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

OPERATIONAL RISK

The Bank’s business is dependent upon its computer information systems. An inability to process or physically secure information or implement technological changes, or an interruption in the Bank’s systems, may result in lost business or increased operational or reputational risk. The Bank’s dependence on computer systems and technologies to engage in business transactions and to communicate with its stakeholders has increased the Bank’s exposure to cyber-security risks.

The Bank’s business is dependent upon its ability to effectively exchange and process information using its computer information systems. Continued regulatory focus on technology operations including cybersecurity and cloud computing have and could continue to influence the Bank’s operations. The Bank’s products and services require a complex and sophisticated computing environment, which includes software-as-a-service (SaaS) and infrastructure-as-a-service (IaaS) solutions and licensed, purchased, and custom-developed software. Maintaining the effectiveness and efficiency of the Bank’s operations is dependent upon the continued timely implementation of technology solutions and systems, which may require ongoing expenditures, as well as the ability to sustain ongoing operations during technology solution implementations, upgrades and larger strategic initiatives and/or modernization efforts. If the Bank is unable to sustain its technological capabilities or implement new or emerging technologies, such as AI, it may not be able to remain competitive, and its business, financial condition and profitability may be significantly compromised. To advance its disaster recovery capabilities and continuous operations, the Bank continually reviews and improves its recovery processes through its business continuity plan, including testing the plan annually. Nonetheless, the Bank cannot guarantee the effectiveness of its business continuity plan or other related policies, procedures and systems to protect the Bank in any particular future situation.

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

As cyber threats evolve, including as a result of the increased capabilities of AI and other emerging technologies that may be used maliciously, the Bank may be required to expend significant additional resources to continue to modify or enhance its layers of defense or to investigate and remediate any information security vulnerabilities. A successful penetration may result in unauthorized access to digital systems for purposes of misappropriating assets (including loss of funds) or sensitive information (including confidential information of the Bank, members, counterparties or mortgage loan borrowers) or may corrupt data or cause operational disruption. This may cause financial loss or a violation of privacy or other laws. The Bank could incur substantial costs and suffer other negative consequences, including but not limited to remediation costs, increased security costs, litigation, penalties and reputational damage. Cybersecurity risk may also be elevated with employees working remotely or in a hybrid format. Additional opportunities may exist for cyber-criminals to exploit potential vulnerabilities. The Bank has experienced low impact cybersecurity incidents, but the Bank has no knowledge of any that has had a material effect on the Bank’s financial condition or results of operations. There can be no assurance, however, regarding the impact of future cybersecurity incidents.

The lack of a skilled workforce or Board may have an adverse effect on the Bank’s business and operations.

Turnover, particularly among key employees, may increase operational risks as responsibilities are transitioned between employees and new employees are on-boarded and trained. Failure to attract or retain a skilled and diverse Board, particularly with respect to certain required expertise, may adversely affect the Bank’s governance or business operations. The loss of one or more key employees or not having a skilled and diverse Board may also result in incremental regulatory scrutiny.

Failures of critical vendors and other third parties, including the Federal Reserve Banks, could disrupt the Bank’s ability to conduct business.

The Bank relies on third-party vendors and service providers for many of its core business processes and information systems. Any failure or interruption of these systems, or any disruption of service, including as a result of a security breach, cyber-attack, natural disaster, geopolitical instability, terrorist attack, widespread emergency or pandemic, could result in failures or interruptions in the Bank’s ability to conduct and manage its business effectively. The Bank has no information that it has experienced a material negative third-party vendor event. However, a disruption, delay or failure of a critical third-party vendor’s services could impact the Bank’s operating results and the Bank’s ability to provide services to the membership.

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

Any breach of sensitive Bank data stored at a third party could result in financial loss, damage to the Bank’s reputation, litigation, potential legal or regulatory actions and penalties, increased regulatory scrutiny and increased expense in terms of incident response costs and damages. While the Bank regularly assesses the adequacy of security controls for its significant third parties, there is no assurance that a breach will not occur. Additionally, the use of vendors, including increased use of cloud service providers (e.g., SaaS, IaaS) and other third parties, could expose the Bank to the risk of a financial loss, loss of intellectual property or confidential information, fraud or other harm. Although the Bank has no information that it has been impacted by supply chain cyber-attacks to date, cyber vendor security monitoring controls continue to be a focus.

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

Broadly, the Bank manages its risks from cybersecurity threats by its policies, standards and procedures, layers of preventative and detective controls, skilled resources, employee training and oversight of third-party vendors that may increase the Bank’s cybersecurity risk. The Bank’s cybersecurity risk management framework is part of the Bank’s risk governance framework. Refer to Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations - Risk Management for more detail on that risk governance framework.

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

The Bank has a security incident response plan, which determines how cybersecurity threats and incidents are identified, classified, and escalated including, as appropriate, to the Board’s Operational Risk Committee. The security incident response plan also provides guidance on management’s assessment of significance of the threat or incident.

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

During the period covered by this report, risks from cybersecurity threats did not have a material impact on the Bank’s strategy, results of operations, or financial condition. The Bank has experienced low impact cybersecurity incidents, though none that have had a material effect on the Bank’s financial condition or results of operations.

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

Cybersecurity Governance

The Bank’s Board provides oversight of risks from cybersecurity threats principally via its Operational Risk Committee. This committee reviews and makes recommendations to the Board regarding the Bank’s Security Policy, which policy is contained within the Bank’s Risk Governance Policy. The Risk Governance Policy is described in Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Risk Management. The Security Policy, among other things:
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
•provides that the Bank must provide adequate resources in attending to cybersecurity threats proportionate to the Bank’s overall risk tolerance; and
•establishes that the Bank’s Chief Information Security Officer (CISO) is responsible for the information security program and that the CISO reports directly to the Bank’s Chief Technology and Operations Officer (CTOO) with a dotted line reporting relationship to the Bank’s Chief Risk Officer (CRO) so that information technology risk, including cybersecurity threat risk, is given appropriate priority.

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

The CISO and the CTOO are responsible for assessing and managing the Bank’s material risks from cybersecurity threats. The CISO leads the Bank’s Information Security Department and, consistent with the Security Policy, reports directly to the

CTOO and has a dotted line reporting relationship to the CRO. The CISO is the policy owner of the Security Management Policy, and the CTOO is the policy owner of the Information Technology Management Policy. As policy owners, each is responsible for implementing and administering their relevant policy. In addition, each is responsible for reviewing, updating and presenting the policies for approval on no less than an annual basis. In addition to their reporting responsibilities to the Operational Risk Committee, the CISO and the CTOO also report to the Bank’s Risk Management Committee, which is a management committee that reports separately to the Bank’s President and Chief Executive Officer. The Risk Management Committee is discussed in Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations - Risk Management - Risk Governance.

The CISO has more than 20 years of experience in cybersecurity matters, including over 13 years within the Bank’s information technology department, in successively more responsible roles, and has led teams to design, secure, and implement numerous cybersecurity and technology solutions. The CISO holds a Bachelor of Science (BS) degree in Computer Science and several technology certifications, including Certified Information Security Manager (CISM) and Certified Information Systems Auditor (CISA). The CTOO has more than 35 years of experience in information technology fields, including over 14 years leading the Bank’s information technology department, including information security. In addition to a BS degree in Computer Science, the CTOO holds an MBA with a focus on Information Technology.

The CISO and the CTOO are informed about and monitor the prevention, detection, mitigation and remediation of cybersecurity incidents with the support of the Bank’s Information Security Department using the processes described above under - Cybersecurity Risk Management and Strategy.

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

Item 2: Properties

The Bank leases 57,047 square feet of office space at 301 Grant Street, Pittsburgh, Pennsylvania, 15219 that, effective October 15, 2024, serves as the Bank’s headquarters. The Bank leases two offsite data centers in Pennsylvania and Virginia. The Bank also leases office space in Allentown, Pennsylvania for community and member engagement. In addition, the Bank leases approximately 3,000 square feet of office space in Washington, D.C. to support government relations, which is shared with the FHLBanks of Atlanta and Des Moines. Essentially all of the Bank’s operations are housed at the Bank’s headquarters at the 301 Grant Street location. The Bank’s management believes these facilities are well maintained and adequate for the Bank’s operations.

The Bank will continue to lease 67,368 square feet of office space through April 30, 2025, at 601 Grant Street, Pittsburgh, Pennsylvania, 15219 that served as the Bank’s headquarters through October 14, 2024. The Bank has vacated this space.

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

    Not applicable

Item 5: Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

The Bank is a cooperative and the capital stock of the Bank can only be purchased by members although it may be held by nonmembers due to out of district mergers. There is no established marketplace for the Bank’s stock; the Bank’s stock is not publicly traded and may be repurchased or redeemed by the Bank at par value, which is $100 per share. The Bank has two subclasses of capital stock: B1 membership and B2 activity.

The total number of shares of capital stock outstanding as of December 31, 2024 was 35,687,372 of which members held 36,622,480 shares and nonmembers held 64,892 shares. As of February 28, 2025, a total of 288 institutions (which includes members and nonmembers) held shares of the Bank’s stock.

Members must maintain a minimum amount of stock based on membership and activity requirements as established in the Bank’s Capital Plan. The members’ minimum stock purchase requirement is subject to change from time to time at the discretion of the Board of the Bank in accordance with the Capital Plan. Excess stock is capital stock not required to be held by the member to meet its minimum stock purchase requirement under the Bank’s Capital Plan. The Bank, at its discretion, may repurchase shares held by members in excess of their required stock holdings upon one business day’s notice. The Bank’s current practice is to repurchase excess capital stock, including excess capital stock that is classified as mandatorily redeemable, on a weekly basis. At December 31, 2024, the Bank has excess stock outstanding totaling $27.9 million, less than 1% of total assets.

The Bank may redeem all or part of the common stock five years after the Bank receives a written notice from a member of redemption, gives notice of intention to withdraw from membership, or attains nonmember status by merger or acquisition, charter termination or other involuntary termination from membership. This is referred to as mandatorily redeemable capital stock. The Bank reclassifies stock subject to redemption from capital stock to a liability. As of December 31, 2024, the total mandatorily redeemable capital stock reflected the balance for seven institutions. These institutions will continue to be members of the Bank until the withdrawal period is completed.

Generally, the Board has discretion to declare or not declare dividends and to determine the rate of any dividend declared. Dividends may be paid only from current net earnings or previously retained earnings. In accordance with the FHLBank Act and Finance Agency regulations, the Bank may not declare a dividend if the Bank is not in compliance with its minimum capital requirements or if the Bank would fall below its minimum capital requirements or not be adequately capitalized as a result of a dividend except, in this latter case, with the Director of the Finance Agency’s permission.

In February 2025, the Bank declared quarterly dividends of 9.00% annualized on activity stock and 5.10% annualized on membership stock. The dividends were based on average capital stock held for the fourth quarter of 2024. Looking forward, market and business conditions, including strategic initiatives, can impact the Bank’s overall performance, as well as the levels of future dividends. The Bank’s intent is to continue to provide meaningful shareholder return; future dividend rates may not correspond directly with the pace or direction of interest rate changes.

The Bank has a retained earnings policy that calls for the Bank to maintain retained earnings in an amount at least sufficient to protect the par value of the Bank’s capital stock against potential economic losses that could arise from a variety of designated risk factors, including those related to potential permanent losses, potential earnings shortfalls or losses in periodic earnings, and potential reductions in the Bank’s estimated market value of equity. With certain exceptions, the Bank’s policy calls for the Bank to maintain its total retained earnings balance at or above its policy target when determining the amount of funds available to pay dividends. The Bank’s current retained earnings policy target, which was last updated as of December 31, 2024, calls for the Bank to maintain a total retained earnings balance of at least $772 million to protect against the risks identified in the policy. The Bank’s retained earnings balance of $2,102.9 million at December 31, 2024 exceeds the policy target balance.

The Bank’s Capital Plan and the Joint Capital Enhancement Agreement require the Bank to allocate 20 percent of net income to a separate restricted retained earnings account until the total amount in the restricted retained earnings account is at least equal to 1.0 percent of the daily average carrying value of the Bank’s outstanding total consolidated obligations (excluding fair-value adjustments) for the calendar quarter. As of December 31, 2024, $732.9 million of the Bank’s retained earnings are restricted retained earnings. Amounts in the restricted retained earnings account cannot be used to pay dividends. Any amount of restricted retained earnings that exceeds 150 percent of the contribution requirement may be reclassified to unrestricted retained earnings. No reclassification from restricted retained earnings to unrestricted retained earnings occurred during 2024.

See Note 11 - Capital to the audited financial statements in Item 8. Financial Statements and Supplementary Data in this Form 10-K for further information regarding statutory and regulatory restrictions on capital stock redemption.

Item 6: [Reserved]

Item 7: Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Information

Statements contained in this annual report on Form 10-K, including statements describing the objectives, projections, estimates, or predictions of the future of the Federal Home Loan Bank of Pittsburgh (the Bank), may be “forward-looking statements.” These statements may use forward-looking terms, such as “anticipate,” “believe,” “could,” “estimate,” “expect,” “intend,” “may,” “should,” “will,” “likely,” or their negatives or other variations on these terms. The Bank cautions that, by their nature, forward-looking statements involve risk or uncertainty and that actual results could differ materially from those expressed or implied in these forward-looking statements or could affect the extent to which a particular objective, projection, estimate, or prediction is realized. These forward-looking statements involve risks and uncertainties including, but not limited to, the following: economic and market conditions, including, but not limited to, real estate, credit and mortgage markets; volatility of market prices, rates, and indices related to financial instruments, including, but not limited to, investments and contracts; the occurrence of man-made or natural disasters, endemics, global pandemics, climate change, conflicts or terrorist attacks or other geopolitical events, such as ongoing hostilities between Russia and Ukraine and in the Middle East; political events, including legislative, regulatory, litigation, or judicial events or actions, including those relating to environmental, social, and governance matters, or other developments that affect the Bank, its members, counterparties, or investors in the consolidated obligations of the Federal Home Loan Banks (FHLBanks), such as any government-sponsored enterprise (GSE) reforms, any changes resulting from the Federal Housing Finance Agency’s (Finance Agency) review and analysis of the Federal Home Loan Bank System (FHLBank System), including recommendations published in its “FHLBank System at 100: Focusing on the Future” report, changes in the Federal Home Loan Bank Act of 1932, as amended (FHLBank Act), changes in applicable sections of the Federal Housing Enterprises Financial Safety and Soundness Act of 1992, or changes in other statutes or regulations applicable to the FHLBanks; risks related to mortgage-backed securities (MBS); changes in the assumptions used to estimate credit losses; changes in the Bank’s capital structure; changes in the Bank’s capital requirements; changes in expectations regarding the Bank’s payment of dividends; membership changes; changes in the demand by Bank members for Bank advances; an increase in advance prepayments; competitive forces, including the availability of other sources of funding for Bank members; changes in investor demand for consolidated obligations and/or the terms of interest rate exchange agreements and similar agreements; disruptions in the capital markets; changes in the FHLBank System’s debt rating or the Bank’s rating; the ability of the Bank to introduce new products and services to meet market demand and to manage successfully the risks associated with new products and services; the ability of each of the other FHLBanks to repay the principal and interest on consolidated obligations for which it is the primary obligor and with respect to which the Bank has joint and several liability; applicable Bank policy requirements for retained earnings and the ratio of the market value of equity to par value of capital stock; the Bank’s ability to maintain adequate capital levels (including meeting applicable regulatory capital requirements); business and capital plan adjustments and amendments; technology and cybersecurity risks (including cybersecurity risk driven by artificial intelligence (AI)); and timing and volume of market activity. Readers of this report should not rely solely on the forward-looking statements and should consider all risks and uncertainties addressed throughout this report, as well as those discussed under Item 1A. Risk Factors. Information on the Bank’s website referred to in this Form 10-K is not incorporated in, or a part of, this Form 10-K. Forward-looking statements in this Form 10-K should not be relied on as representing the Bank’s expectations or assumptions as of any time subsequent to the time this Form 10-K is filed with the Securities and Exchange Commission (SEC). Forward-looking statements speak only as of the date made and the Bank has no obligation, and does not undertake publicly, to update or revise any forward-looking statement for any reason.

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

The Federal Reserve reduced the target range for the federal funds rate in 2024 from 5.25%-5.50% to 4.25%-4.50% as actual inflation continued to improve. Even though the Federal Reserve started its rate cutting cycle fairly recently in September 2024, markets already expect the Federal Reserve to slow the pace of rate cuts in 2025 and beyond. This is illustrated through the steepening of the U.S. Treasury yield curve in 2024 with yields at the front end of the curve declining along with the federal funds rate and longer-term yields increasing due to rising future inflation expectations. Longer-term FHLBank debt spreads relative to U.S. Treasuries were lower relative to prevailing spreads in 2023 as fiscal concerns increased and FHLBank debt supply was limited.

Results of Operations. The Bank’s net income for 2024 totaled $587.5 million, compared to $581.6 million for 2023. The $5.9 million increase was driven primarily by higher net interest income. Higher net interest income was primarily driven by higher earnings on MBS due to growth in the portfolio, higher short term interest rates, and offset by lower average advances balances. The net interest margin was 71 basis points and 66 basis points for 2024 and 2023, respectively. The increase in net interest margin was primarily due to the higher net interest spreads the Bank realizes from its investments in MBS, which investments made up a larger portion of the Bank’s total assets as well as the impact that the increase in short-term interest rates had on non-interest bearing funds.

In addition to statutory AHP assessments under the FHLBank Act, the FHLBanks have stated in their public comment letter to the Finance Agency that they are either already making or will make voluntary contributions of 5% of earnings in support of community investment activities. In 2024 and 2023, the Bank committed to make voluntary contributions of 5% of prior year’s earnings to its suite of voluntary community investment products. The Bank exceeded its commitment in 2024 and fulfilled its commitment in 2023. The Bank’s voluntary contributions were 6.9% and 5.0% of its prior year’s earnings during 2024 and 2023 respectively. For additional information on the Bank’s Community Investment Products, see the Community Investment Products discussion in Earnings Performance in Item 7. Management’s Discussion and Analysis and Note 10 - Affordable Housing Program (AHP) and Voluntary Contributions in this Form 10-K.

Financial Condition. Advances. Advances totaled $69.9 billion at December 31, 2024, a decrease of $8.5 billion compared to $78.4 billion at December 31, 2023. In addition, the par value of advances that had a remaining maturity of more than one year decreased to 27% at December 31, 2024 compared to 41% at December 31, 2023. Member demand for advances continues to be primarily driven by members' liquidity risk management practices. Although advance levels decreased, it is not uncommon for the Bank to experience fluctuations in the overall advance portfolio driven primarily by changes in member need

The ability to grow and/or maintain the advance portfolio is affected by, among other things, the following: (1) the liquidity demands of the Bank’s borrowers; (2) the composition of the Bank’s membership; (3) members’ regulatory requirements; (4) current and future credit market conditions; (5) housing market trends; (6) the shape of the yield curve; and (7) advance pricing.

    Liquidity Investments. The Bank maintains liquidity to meet member borrowing needs and regulatory standards. The liquidity investment portfolio is comprised of cash, interest-bearing deposits, Federal funds sold, securities purchased under agreements to resell, and U.S. Treasury obligations classified as trading or available-for-sale (AFS). At December 31, 2024, the

Bank held $15.8 billion of liquid assets compared to $15.3 billion at December 31, 2023. Liquid assets stayed relatively flat as a result of normal portfolio management and liquidity needs.

    Investments. The Bank’s investment portfolio, excluding those investments included in the liquidity portfolio, is comprised of trading, AFS and HTM investments. The investments must meet the Bank’s risk guidelines and certain other requirements, such as yield. The Bank held $15.5 billion in its investment portfolio at December 31, 2024, compared with $12.7 billion at December 31, 2023, an increase of $2.8 billion. During 2024, the Bank was able to grow its MBS portfolio due to continued capacity under regulatory requirements and attractive mortgage spreads.

Consolidated Obligations. The Bank’s consolidated obligations totaled $99.7 billion at December 31, 2024, a decrease of $(4.8) billion from December 31, 2023. At December 31, 2024, bonds represented 88% of the Bank’s consolidated obligations, compared with 87% at December 31, 2023. Discount notes represented 12% of the Bank’s consolidated obligations at December 31, 2024 compared with 13% at year-end 2023. The overall decrease in consolidated obligations outstanding is consistent with the decrease in asset balances. The funding mix shifted towards floating rate bonds that replaced called and maturing fixed rate bonds as investor preferences changed due to uncertainty surrounding rate cuts.

Capital Position and Regulatory Requirements. Total capital at December 31, 2024 was $5.6 billion, compared to $5.7 billion at December 31, 2023. Total capital remained relatively flat due to decreased capital stock as a result of lower advance balances being partially offset by increased retained earnings. Total retained earnings at December 31, 2024 were $2.1 billion, compared with $1.8 billion at December 31, 2023. Accumulated other comprehensive income (loss) (AOCI) was $(30.5) million at December 31, 2024, compared with $(72.5) million at December 31, 2023. The change was driven by increases in the fair values of securities within the AFS portfolio.

In February 2025, the Bank declared quarterly dividends of 9.00% annualized on activity stock and 5.10% annualized on membership stock. The dividends were based on average member capital stock held for the fourth quarter of 2024.

Dividends paid by the Bank are subject to Board approval and may be paid in either capital stock or cash; historically, the Bank has paid cash dividends only. These dividends are based on stockholders' average balances for the previous quarter.
Dividends paid in 2024, 2023 and 2022 are presented in the table below.

	Dividend - Annual Yield
	2024		2023		2022
	Membership	Activity	Membership	Activity	Membership	Activity
February	5.35%	8.50%	4.00%	7.95%	1.25%	5.25%
April	5.60%	8.75%	5.00%	7.95%	1.25%	5.25%
July	5.60%	9.00%	5.25%	7.95%	2.25%	6.25%
October	5.60%	9.00%	5.35%	8.25%	3.25%	7.25%

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

The Bank met all of its capital requirements as of December 31, 2024, and in the Federal Housing Finance Agency’s (Finance Agency) most recent determination, as of September 30, 2024, the Bank was deemed "adequately capitalized."

2025 Outlook

    The Bank is a cooperative designed to meet the liquidity and other needs of its members, whether those needs increase or decrease. The Bank expects advances to decrease, although not significantly, in 2025 and that members will continue to use advances to meet liquidity needs. Member demand will continue to be impacted by member loan demand, market liquidity, Federal Reserve actions to adjust short-term interest rates, and regulatory requirements for members. The borrowing activities of larger members will continue to be the predominant driver of change in the Bank’s advance balances. In addition, the Bank expects members usage of letters of credit to be consistent with 2024.

The Bank expects mortgage loans held for portfolio purchased through the MPF Program to increase slightly during 2025 driven by growth from new PFIs. Elevated mortgage rates have slowed purchase and paydown activity relative to years with lower rates or decreasing rate environments.

The Bank expects to continue to purchase MBS investment securities in 2025 assuming spreads remain attractive. Spread levels may be impacted by the Federal Reserve’s balance sheet management decisions and level of investor demand. The Bank has capacity to increase the size of its MBS investment portfolio under its regulatory purchasing authority.

Access to debt markets has been reliable, and the Bank expects this access to remain reliable.

Current forward interest rate curves reflect market projections for short-term interest rates to decline in 2025 as Federal Reserve inflation targets are achieved, and long-term rates to increase slightly during 2025. The Bank expects lower net interest income due to favorable funding expiring which will result in a normalization of net interest spread, offset by potential growth in the MBS portfolio. In addition, the Bank expects a modest increase to operating expenses with such increase moderating relative to the prior year. The Bank will continue to contribute at least 5% of prior year’s pre-assessment net income to its suite of voluntary community investment products during 2025. The Bank’s intent is to continue to provide meaningful shareholder return; future dividend rates may not correspond directly with the pace or direction of interest rate changes.

Future opportunities and challenges may arise with potential changes in the Bank’s operating landscape including various legislative actions and changes in the Bank’s regulatory compliance requirements. For more details, refer to Item 1A. Risk Factors and the Legislative and Regulatory Developments section in Item 7: Management’s Discussion and Analysis in this Form 10-K. However, the Bank has been, and will continue to be, mission driven to meet the needs of its membership and communities.

Earnings Performance

    The following is a summary of the Bank’s earnings performance for the years ended December 31, 2024 and 2023, which should be read in conjunction with the Bank’s audited financial statements included in Item 8. Financial Statements and Supplementary Data in this Form 10-K.

Summary of Financial Results

Net Income and Return on Average Equity.

The Bank’s net income totaled $587.5 million for the year ended December 31, 2024, compared to $581.6 million for the same prior-year period. The $5.9 million increase in net income was driven primarily by the following:
•Net interest income was $784.0 million for the year ended December 31, 2024, an increase of $45.7 million from $738.3 million during the same prior-year period.
–Interest income was $6,087.7 million for the year ended December 31, 2024, compared to $5,846.2 million in the same prior-year period. This increase was driven by higher earnings on MBS due to growth in the portfolio and higher short-term interest rates, partially offset by lower average advance balances.
–Interest expense was $5,303.7 million for the year ended December 31, 2024, compared to $5,107.9 million in the same prior-year period. This increase was the result of higher short-term interest rates.
•Noninterest income was $48.0 million for the year ended December 31, 2024, compared to $36.8 million in the same prior-year period. This $11.2 million increase was due primarily to valuation changes in the Bank’s derivative and trading securities portfolios resulting from interest rate volatility and higher letter of credit fees earned.

•Other expense, excluding voluntary contributions, was $127.7 million for the year ended December 31, 2024, compared to $113.5 million in the same prior-year period, an increase of $14.2 million. This increase was primarily driven by higher compensation, market value changes of deferred compensation agreements, costs associated with technology and other strategic initiatives, and higher assessed expenses from the Finance Agency and the Office of Finance.
•Voluntary contributions to community investment products were $49.2 million for the year ended December 31, 2024, an increase of $37.5 million compared to $11.7 million in the same prior-year period. Based on the Bank’s earnings, the Bank’s voluntary contribution commitment target increased $20.5 million. In addition, during 2024, the Bank exceeded its commitment by $12.4 million and made a supplemental voluntary contribution to AHP of $5.1 million.
•The Bank assessed $65.5 million for statutory AHP based on earnings for the year ended December 31, 2024, compared to $64.9 million in the same prior-year period.

The Bank’s return on average equity for 2024 was 10.45% compared to 10.65% for 2023.

2023 vs 2022. For discussion of this year-to-year comparison, refer to the Summary of Financial Results disclosure included in Item 7: Management’s Discussion and Analysis of Financial Condition and Results of Operations in the Bank’s 2023 Form 10-K.

Net Interest Income

Average Balances and Interest Yields/Rates Paid. The following table summarizes the average balances, yields or rates paid, and net interest margin on interest-earning assets and interest-bearing liabilities for 2024 , 2023, and 2022.

	2024			2023			2022
(dollars in millions)	Average Balance	Interest Income/ Expense	Avg. Yield/ Rate (%)	Average Balance	Interest Income/ Expense	Avg. Yield/ Rate (%)	Average Balance	Interest Income/ Expense	Avg. Yield/ Rate (%)
Assets:
Securities purchased under agreements to resell	$7,981.5	$413.5	5.18	$6,085.2	$310.9	5.11	$2,301.4	$53.3	2.32
Federal funds sold	3,155.0	164.3	5.21	3,842.1	192.9	5.02	4,514.5	81.9	1.82
Interest-bearing deposits (1)	3,789.2	200.7	5.30	4,024.9	205.8	5.11	2,002.9	47.2	2.35
Investment securities (2)	18,276.6	1,044.6	5.72	14,460.5	769.2	5.32	13,342.2	300.2	2.25
Advances (3)	73,005.1	4,096.0	5.61	78,097.3	4,219.0	5.40	36,592.8	992.3	2.71
Mortgage loans held for portfolio (4)	4,748.7	168.6	3.55	4,616.3	148.4	3.22	4,657.2	135.1	2.90
Total interest-earning assets	110,956.1	6,087.7	5.49	111,126.3	5,846.2	5.26	63,411.0	1,610.0	2.54
Other assets	1,415.2			1,443.5			826.2
Total assets	$112,371.3			$112,569.8			$64,237.2
Liabilities and capital:
Deposits (1)	$678.7	$35.0	5.15	$658.4	$33.1	5.03	$798.5	$11.0	1.38
Consolidated obligation discount notes	11,569.6	601.4	5.20	22,897.7	1,118.9	4.89	23,491.4	464.4	1.98
Consolidated obligation bonds	92,285.4	4,664.9	5.05	81,052.3	3,953.4	4.88	35,009.7	775.1	2.21
Other borrowings	27.6	2.4	8.76	31.4	2.5	7.84	42.7	2.0	4.81
Total interest-bearing liabilities	104,561.3	5,303.7	5.07	104,639.8	5,107.9	4.88	59,342.3	1,252.5	2.11
Other liabilities	2,188.3			2,468.1			1,308.5
Total capital	5,621.7			5,461.9			3,586.4
Total liabilities and capital	$112,371.3			$112,569.8			$64,237.2
Net interest spread			0.42			0.38			0.43
Impact of noninterest-bearing funds			0.29			0.28			0.13
Net interest income/net interest margin(5)		$784.0	0.71		$738.3	0.66		$357.5	0.56
Notes:
(1) Average balances of deposits (assets and liabilities) include cash collateral received from/paid to counterparties which is reflected in the Statements of Condition as derivative assets/liabilities.
(2) Investment securities include trading, AFS and HTM securities. The average balances of AFS and HTM are reflected at amortized cost.
(3) Interest on Advances includes prepayment fees, net of $8.6 million, $0.1 million and $1.9 million in 2024, 2023 and 2022, respectively.
(4) Nonaccrual mortgage loans are included in average balances in determining the average rate.
(5) Net interest margin is net interest income before provision (reversal) for credit losses as a percentage of average interest-earning assets.

The Bank’s business model is designed to protect the net interest spread earned by the Bank and withstand fluctuations in both the level of interest rates and volume of business. Net interest spread increased to 42 basis points in 2024, compared to 38 basis points in the same prior year period. This was primarily due to growth in the MBS portfolio with comparatively higher net spread now making up a larger portion of total assets accompanied with lower average advance balances.

Overall, net interest margin increased 5 basis points to 71 basis points in 2024 compared to 66 basis points in 2023 due to increased net interest spread and increased earnings on capital from higher average short-term interest rates.

For discussion related to 2023 compared to 2022, refer to the Net Interest Income disclosure included in Item 7: Management’s Discussion and Analysis of Financial Condition and Results of Operations in the Bank’s 2023 Form 10-K.

Rate/Volume Analysis. Changes in both volume and interest rates influence changes in net interest income and net interest margin. The following table summarizes changes in interest income and interest expense between 2024, 2023, and 2022.

	Increase (Decrease) in Interest Income/Expense Due to Changes in Rate/Volume			Increase (Decrease) in Interest Income/Expense Due to Changes in Rate/Volume
	2024 Compared to 2023			2023 Compared to 2022
(in millions)	Volume (1) (3)	Rate (2) (3)	Total	Volume (1) (3)	Rate (2) (3)	Total
Securities purchased under agreements to resell	$98.2	$4.4	$102.6	$148.6	$109.0	$257.6
Federal funds sold	(35.6)	7.0	(28.6)	(13.8)	124.8	111.0
Interest-bearing deposits	(12.3)	7.2	(5.1)	73.4	85.2	158.6
Investment securities	214.8	60.6	275.4	27.1	441.9	469.0
Advances	(281.7)	158.7	(123.0)	1,721.2	1,505.5	3,226.7
Mortgage loans held for portfolio	4.3	15.9	20.2	(1.2)	14.5	13.3
Total interest-earning assets	$(12.3)	$253.8	$241.5	$1,955.3	$2,280.9	$4,236.2

Deposits	$1.1	$0.8	$1.9	$(2.3)	$24.4	$22.1
Consolidated obligation discount notes	(584.9)	67.4	(517.5)	(12.0)	666.5	654.5
Consolidated obligation bonds	563.7	147.8	711.5	1,659.9	1,518.5	3,178.4
Other borrowings	(0.3)	0.2	(0.1)	(0.6)	1.0	0.4
Total interest-bearing liabilities	$(20.4)	$216.2	$195.8	$1,645.0	$2,210.4	$3,855.4
Total increase (decrease) in net interest income	$8.1	$37.6	$45.7	$310.3	$70.5	$380.8
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

    Interest income increased in 2024 compared to 2023. The increase was driven by higher yields earned on all asset classes from an increase in short-term interest rates and higher earnings on MBS due to growth in the portfolio.

    Interest expense increased in 2024 compared to 2023 driven by higher rates paid on consolidated obligations brought on by increases in short-term interest rates.

For discussion related to 2023 compared to 2022, refer to the Net Interest Income disclosure included in Item 7: Management’s Discussion and Analysis of Financial Condition and Results of Operations in the Bank’s 2023 Form 10-K.

Advance Prepayment Fees. The Bank charges a borrower a prepayment fee when the borrower elects to prepay an advance, which makes the Bank financially indifferent to a borrower’s decision to prepay an advance. The Bank records prepayment fees net of basis adjustments, if applicable, which are primarily related to hedging activities included in the carrying value of the advance, as interest income on advances on the Statements of Income. The following table summarizes the advance prepayment fees for 2024, 2023, and 2022.

	Year ended December 31,
(in millions)	2024	2023	2022
Gross borrower advance prepayment fees	$1.4	$0.1	$0.8
Hedging fair value adjustments	7.2	—	1.1
Other adjustments	(0.1)	—	—
Total advance prepayment fees, net	$8.5	$0.1	$1.9

Derivative Effects on Net Interest Income. The following tables quantify the effects of the Bank’s derivative activities on net interest income for 2024, 2023 and 2022.

	2024
(in millions)	Advances	Investments	Mortgage Loans	Bonds	Discount Notes	Total
Amortization/accretion of hedging activities in net interest income	$0.3	$(0.1)	$(0.2)	$—	$—	$—
Gains (losses) on designated fair value hedges	—	(0.5)	—	1.2	(1.4)	(0.7)
Other - price alignment amount on cleared derivatives	(13.4)	(21.0)	—	(0.6)	0.1	(34.9)
Net interest settlements included in net interest income	302.6	229.0	—	(491.6)	(5.3)	34.7
Total effect on net interest income	$289.5	$207.4	$(0.2)	$(491.0)	$(6.6)	$(0.9)

	2023
(in millions)	Advances	Investments	Mortgage Loans	Bonds	Discount Notes	Total
Amortization/accretion of hedging activities in net interest income	$0.3	$(0.1)	$(0.5)	$—	$—	$(0.3)
Gains (losses) on designated fair value hedges	—	(0.4)	—	(1.1)	(0.5)	(2.0)
Other - price alignment amount on cleared derivatives	49.0	59.6	—	(10.4)	(0.2)	98.0
Net interest settlements included in net interest income	266.9	129.7	—	(618.5)	(8.7)	(230.6)
Total effect on net interest income	$316.2	$188.8	$(0.5)	$(630.0)	$(9.4)	$(134.9)

	2022
(in millions)	Advances	Investments	Mortgage Loans	Bonds	Discount Notes	Total
Amortization/accretion of hedging activities in net interest income	$0.1	$(0.1)	$(1.4)	$0.1	$—	$(1.3)
Gains (losses) on designated fair value hedges	0.1	3.5	—	(0.4)	0.4	3.6
Other - price alignment amount on cleared derivatives	(7.0)	(10.2)	—	1.2	—	(16.0)
Net interest settlements included in net interest income	(0.7)	40.6	—	(70.4)	5.7	(24.8)
Total effect on net interest income	$(7.5)	$33.8	$(1.4)	$(69.5)	$6.1	$(38.5)

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

Provision for Credit Losses. The provision for credit losses was $2.1 million for 2024 compared to a provision of $3.4 million for 2023. The provision reflected in 2024 was primarily driven by private label MBS classified as AFS due to slower actual prepayment speeds and a decline in market values. The provision reflected in 2023 was primarily driven by private label MBS classified as AFS due to a decline in market values.

Noninterest Income

(in millions)	2024	2023	2022
Net gains (losses) on investment securities	$0.3	$3.9	$(29.0)
Net gains (losses) on derivatives	8.5	(0.1)	14.2
Standby letters of credit fees	34.8	31.0	24.7
Other, net	4.4	2.0	1.4
Total noninterest income (loss)	$48.0	$36.8	$11.3

    The Bank’s change in total noninterest income for 2024 compared to 2023 was due primarily to valuation changes in the Bank’s derivative and trading securities portfolios resulting from interest rate volatility and higher letter of credit fees earned.

    2023 vs 2022. For discussion of this year-to-year comparison, refer to the Noninterest Income disclosure included in Item 7: Management’s Discussion and Analysis of Financial Condition and Results of Operations in the Bank’s 2023 Form 10-K.

Derivatives and Hedging Activities. The Bank enters into interest rate swaps, TBAs, interest rate caps and floors and swaption agreements, all of which are referred to as derivatives transactions. The Bank enters into derivatives transactions to offset all or portions of the financial risk exposures inherent in its member lending, investment and funding activities. Derivatives are recorded on the balance sheet at fair value. Changes in derivatives’ fair values are recorded in the Statements of Income.

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

     The following tables detail the net effect of economic derivatives on noninterest income during 2024, 2023 and 2022.

	2024
(in millions)	Advances	Investments	Mortgage Loans	Bonds	Discount Notes	Other	Total
Net gains (losses) on derivatives:
Gains (losses) on derivatives not receiving hedge accounting, including net interest settlements	$9.6	$9.9	$6.1	$(15.6)	$—	$—	$10.0
Other - price alignment amount on cleared derivatives	—	—	—	—	—	(1.5)	(1.5)
Total net gains (losses) on derivatives	$9.6	$9.9	$6.1	$(15.6)	$—	$(1.5)	$8.5

	2023
(in millions)	Advances	Investments	Mortgage Loans	Bonds	Discount Notes	Other	Total
Net gains (losses) on derivatives:
Gains (losses) on derivatives not receiving hedge accounting, including net interest settlements	$10.8	$(0.6)	$(4.2)	$(4.4)	$0.1	$—	$1.7
Other - price alignment amount on cleared derivatives	—	—	—	—	—	(1.8)	(1.8)
Total net gains (losses) on derivatives	$10.8	$(0.6)	$(4.2)	$(4.4)	$0.1	$(1.8)	$(0.1)

	2022
(in millions)	Advances	Investments	Mortgage Loans	Bonds	Discount Notes	Other	Total
Net gains (losses) on derivatives:
Gains (losses) on derivatives not receiving hedge accounting, including net interest settlements	$9.0	$39.5	$1.6	$(27.6)	$(7.6)	$—	$14.9
Other - price alignment amount on cleared derivatives	—	—	—	—	—	(0.7)	(0.7)
Total net gains (losses) on derivatives	$9.0	$39.5	$1.6	$(27.6)	$(7.6)	$(0.7)	$14.2

Derivatives not receiving hedge accounting. For derivatives not receiving hedge accounting (i.e., economic hedges and mortgage delivery commitments), the Bank includes the net interest settlements and the fair value changes in the “Net gains (losses) on derivatives” financial statement line item. For economic hedges, the Bank recorded net gains of $10.0 million in 2024 compared to net gains of $1.7 million in 2023. The net gains observed during 2024 were primarily due to an increase in market value on the Bank’s asset swaps. The higher gains in 2024 resulted from a change in portfolio mix and increases in mid and long term interest rates compared to decreases in mid and long term rates in the same prior year period. The total notional amount of economic hedges, which includes mortgage delivery commitments, increased to $4.9 billion at December 31, 2024 from $4.2 billion at December 31, 2023.

    2023 vs 2022. For discussion of this year-to-year comparison, refer to the Derivatives and Hedging Activities disclosure included in Item 7: Management’s Discussion and Analysis of Financial Condition and Results of Operations in the Bank’s 2023 Form 10-K.

Other Expense

(in millions)	2024	2023	2022
Compensation and benefits	$63.3	$58.7	$51.6
Other operating	48.3	41.8	36.2
Finance Agency	8.6	7.0	5.2
Office of Finance	7.5	6.0	5.8
Voluntary contributions	49.2	11.7	11.7
Total other expense	$176.9	$125.2	$110.5

The Bank’s total other expense increased by $51.7 million to $176.9 million for 2024, compared to 2023. The increase in operating expense was primarily driven by higher voluntary contributions, compensation and benefits, and other operating.

Voluntary contributions to community investment products were $49.2 million for the year ended December 31, 2024, an increase of $37.5 million compared to $11.7 million in the same prior-year period. Based on the Bank’s earnings, the Bank’s voluntary contribution commitment target increased $20.5 million. In addition, during 2024, the Bank exceeded its commitment by $12.4 million and made a supplemental voluntary contribution to AHP of $5.1 million.

Compensation and benefits increased $4.6 million due to increases in staffing levels, higher compensation,and market value changes of deferred compensation agreements. Other operating increased $6.5 million due to costs associated with technology and other strategic initiatives.

    2023 vs 2022. For discussion of this year-to-year comparison, refer to the Other Expense disclosure included in Item 7: Management’s Discussion and Analysis of Financial Condition and Results of Operations in the Bank’s 2023 Form 10-K.

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

AHP. AHP, mandated by the FHLBank Act, is the largest and primary public policy product of the Bank. Through AHP, members have access to grants to create affordable rental and homeownership opportunities that benefit low- and moderate-income neighborhoods. Award recipients are required to have a Bank member sponsor their application.

The Bank is required by statute to contribute 10% of its current year earnings (GAAP net income before interest expense related to mandatorily redeemable capital stock and the assessment for AHP) to AHP and makes these funds available for use in the subsequent year. Statutory AHP assessments for 2024, 2023 and 2022 were $65.5 million, $64.9 million and $25.4 million, respectively.

In 2024, the Bank began to make a supplemental voluntary contribution to AHP to restore the amount available for AHP, absent the Bank’s voluntary contribution. These funds are available for use in the subsequent year. The Bank did not make such a supplemental voluntary contribution to AHP in 2023 or 2022. The supplemental voluntary AHP contribution is reported in the Statements of Income as a Voluntary Contributions.

Statutory AHP Assessments and AHP Voluntary Contributions (in millions)	2024	2023	2022
Net income subject to statutory assessment	$655.4	$646.5	$252.5
Statutory AHP assessment percentage	10%	10%	10%
Statutory AHP Assessment	$65.5	$64.7	$25.3
Adjustment:
Supplemental voluntary AHP contributions	$5.1	N/A	N/A
Total contributions to AHP	$70.6	$64.7	$25.3

The following table details that the statutory AHP assessment plus the supplemental voluntary AHP contribution restored the amount contributed to AHP to 10%, absent the Bank’s voluntary contribution.

Restoration of AHP Proof (in millions)	2024
Net income subject to statutory assessment	$655.4
Voluntary contributions recognized in net income	45.5
Supplemental voluntary AHP contributions	5.1
Total net income absent voluntary contributions	$706.0
Statutory AHP assessment percentage	10%
AHP assessment absent voluntary contributions	$70.6

Each year, the Bank’s Board adopts an AHP Implementation Plan that defines the structure of AHP pursuant to the AHP regulations. The following table details the funding round attributes and the distribution of AHP funds during 2024 and 2023.

	2024	2023
Funding Rounds	1	1
Eligible Applications	216	116
Grants	$50.8 million	$24.6 million
Projects	44	40
Project Development Costs	$304.7 million	$160.4 million
Units of Affordable Housing	898	589

In addition, the Board has approved a homeownership set-aside program in its AHP Implementation Plan, the First Front Door program (FFD). FFD offers grant funds to first time homebuyers to assist with the purchase of a home. First time homebuyers could receive grants up to $15,000 in 2024 and $5,000 in 2023. FFD grants are available to households earning 80% or less of the area median income. Members apply for FFD on behalf of their borrowers.

	2024	2023
Homebuyers Funded	931	934
Amounts Funded	$13.3 million	$4.5 million

Loan Programs. Pursuant to the requirements of the Community Investment Cash Advance Regulation, the Bank offers a mandatory loan product, the Community Lending Program (CLP). The Bank also offers a voluntary loan product, Banking On Business (BOB).

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

The Bank’s BOB loan product is targeted to assist in the growth and development of small business, including both start-up and expansion. The Bank also has a BOB special purpose credit program established in accordance with applicable law, the Banking On Business Inclusion and Equity fund (BOBIE). The Bank’s member applies for a BOB loan on behalf of the borrower. An approved BOB loan makes funds available to members to extend credit to approved small business borrowers, enabling small businesses to qualify for credit that would otherwise not be available. BOB loans are unsecured and secondary to a member’s loan. As a result, BOB loans are recorded net of an Allowance for Credit Losses (ACL), as discussed below, and are recorded in Other assets on the Statements of Condition.

The following table presents the loans funded to members during 2024 and 2023 and the outstanding loan balances as of December 31, 2024 and 2023.

	Loans Funded		Balance, net
(in millions)	2024	2023	December 31, 2024	December 31, 2023
Mandatory Loan Products
CLP	$481.7	$718.0	$1,275.1	$1,048.1
Voluntary Loan Products
BOB	6.8	3.2	21.2	19.1
BOBIE	5.1	4.3	9.8	5.9
Total Loan Products	$493.6	$725.5	$1,306.1	$1,073.1

The following table presents the CLP advances committed and also includes the expected economic impact of qualifying activity represented in the commitments during 2024 and 2023.

	2024				2023
(dollars in millions)	Funds Committed	Number of Commitments	Housing Units Supported	Jobs Supported	Funds Committed	Number of Commitments	Housing Units Supported	Jobs Supported
CLP	$536.8	81	527	4,859	$761.5	108	176	7,052

The Bank approves the BOB loan, which commits the Bank to fund the BOB loan at a future date. The following table presents the BOB loans committed and the economic impact of those BOB loans during 2024 and 2023.

	2024			2023
(dollars in millions)	Funds Committed	Number of Commitments	Expected Jobs Created/Retained	Funds Committed	Number of Commitments	Expected Jobs Created/Retained
BOB	$7.0	50	765	$3.4	32	304
BOBIE	5.5	49	588	5.2	40	394
Total	$12.5	99	1,353	$8.6	72	698
BOB loans are unsecured loans to small businesses, and the Bank expects to incur a credit loss. This estimated expected credit loss is recorded when the Bank commits to fund the BOB loan and is subsequently assessed quarterly. The estimated expected credit loss is based on a loan’s probability of default and loss given default. Loss given default is 100% because the BOB loans are unsecured, secondary loans. The probability of default is based on the actual performance of the BOB program. The Bank considers BOB loans that are delinquent to be nonperforming assets. The estimated expected credit loss is recorded in “Other” income.

At the time of the BOB loan commitment, the Bank promised to provide credit support to the small business for economic development. The estimated credit support recognized on the commitment date was $1.4 million, $0.9 million and $0.7 million for the years ended December 31, 2024, 2023, and 2022, respectively and recorded as an ACL. The ACL, associated with outstanding BOB loans at December 31, 2024 and 2023 was $4.7 million and $4.3 million, respectively.

Housing Discretionary Grants and Contributions. The Bank also provides grants and contributions through other initiatives and programs. During 2024, 2023, and 2022, the Bank expensed the following:

(in millions)	2024	2023	2022
Voluntary Housing Grants	$30.0	$8.0	$10.1
Home4Good	6.0	3.5	1.5
First Front Door Keys to Equity fund	7.4	—	—
Supplemental voluntary AHP contributions	5.1	—	—
Blueprint Communities®	0.7	0.2	0.1
Total	$49.2	$11.7	$11.7
Note:

® “Blueprint Communities” is a registered service mark of the Federal Home Loan Bank of Pittsburgh

During 2024 and 2023, the Bank awarded $30.0 million and $8.0 million, respectively in voluntary housing grants to support affordable housing projects exclusively in Delaware, Pennsylvania and West Virginia. In 2024, the Bank awarded voluntary housing grants to four projects in Delaware, twenty-one in Pennsylvania and four in West Virginia. In 2023, the Bank awarded voluntary housing grants to three projects in Delaware, eight in Pennsylvania and two in West Virginia. All in-district projects applying for statutory AHP funding were automatically considered for the voluntary housing grant funding if the submitted project did not rank high enough to receive statutory AHP funding. The voluntary housing grant initiative is a separate and distinct offering and not part of the statutory AHP. The following table details voluntary housing grant round attributes for 2024 and 2023.

	2024	2023
Funding Rounds	1	1
Eligible Applications	191	99
Grants	$30.0 million	$8.0 million
Projects	29	13
Project Development Costs	$148.9 million	$122.8 million
Units of Affordable Housing	683	343

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

	2024			2023			2022
(dollars in millions)	Bank Contribution	HFA Contribution	Projects Approved	Bank Contribution	HFA Contribution	Projects Approved	Bank Contribution	HFA Contribution	Projects Approved
Delaware	$0.9	$0.6	16	$0.5	$0.6	14	$0.3	$0.8	12
Pennsylvania	$3.8	$1.5	59	$2.2	$1.5	55	$0.9	$1.0	30
West Virginia	$1.3	$0.4	20	$0.8	$0.3	21	$0.3	$0.3	14
Total	$6.0	$2.5	95	$3.5	$2.4	90	$1.5	$2.1	56

In 2024, the Bank initiated First Front Door Keys to Equity fund program (Keys) which offers grant funds to assist with the purchase of a home to first time homebuyers, who also identify as a minority (under the portion of Keys that operates as a special purpose credit program established in accordance with applicable law) and/or first-generation homebuyer. First time homebuyers could receive grants up to $20,000 in 2024. Keys grants are available to households earning 120% or less of the area median income. Members apply for Keys on behalf of their borrowers.

(dollars in millions)	2024	2023
Homebuyers Funded	377	N/A
Amounts Funded	$7.4	N/A

The Bank’s Blueprint Communities® initiative was created to help revitalize communities. Since its 2005 inception, 74 communities have participated in the initiative. Initiative participation during 2024, 2023, and 2022 was 23 communities, 18 communities, and 17 communities, respectively. Instead of a one-time project or grant, the program gives local leaders the tools to create and implement a long-term revitalization strategy. Intermittent application periods are conducted on a state-by-state basis within the Bank’s district. When a new application period begins, application information is shared with the Bank’s member financial institutions and other stakeholders via the Bank’s website and several other channels. Community applicants, typically groups led by dedicated individuals or organizations, generally have populations of 30,000 or less.

Once established, the community leadership teams attend training, funded by the Bank, and hosted by a lead state partner, where they are taught how to develop a strategic plan of revitalization. They also are taught strategies to help attract the public and private funding necessary to implement their plan, and grow their leadership and organizational capacity needed to implement their plan. Once teams graduate from training, their communities receive up to a 10-year designation as a Blueprint Community.

Commitment to Contribute 5% of Earnings to Community Investment Products. In addition to statutory AHP assessments under the FHLBank Act, the FHLBanks have stated in their public comment letter to the Finance Agency that they are either already making or will make voluntary contributions of 5% of earnings in support of community investment activities. In 2024 and 2023, the Bank committed to make voluntary contributions of 5% of prior year’s earnings to its suite of voluntary community investment products. The Bank’s 5% voluntary contribution commitment target was $33.1 million for 2024 and $12.6 million for 2023. The Bank fulfilled its commitment in 2024 with $45.5 million of voluntary contributions, representing 6.9% of earnings and in 2023 with $12.6 million of voluntary contributions, representing 5% of earnings. Although the Bank did not make such a promise in 2022, it did make voluntary contributions.

In 2024, the Bank adjusted the calculation of the 5% voluntary contribution commitment target to more closely align with the regulatory calculation for AHP. Specifically, the Bank adjusted prior year GAAP pre-assessment net income by adding back interest expense related to mandatorily redeemable capital stock. Further, the Bank adjusted calculated voluntary contribution commitment target for the impact of prior years’ voluntary contributions on net income to restore the amount available for AHP, absent the Bank’s voluntary contribution. The Bank did not make such adjustments in 2023.

In 2024, the Bank began to make supplemental voluntary AHP contributions to restore the amount available for AHP, absent the Bank’s voluntary contribution. The supplemental voluntary AHP contribution is excluded from the Bank’s fulfillment of its 5% voluntary contribution commitment. However, it is reported as a Voluntary Contributions in the Statements of Income. The Bank did not make such a supplemental voluntary contribution to AHP in 2023 or 2022.

(dollars in millions)	2024	2023	2022
Voluntary Contribution Commitment Target
Prior year’s pre-assessment net income	$646.5	$252.5	$96.0
Interest expense on mandatorily redeemable capital stock	$2.3	N/A	N/A
Adjusted prior year’s pre-assessment net income	$648.8	$252.5	$96.0
Voluntary contribution commitment %	5%	5%	N/A
Unadjusted 5% target	$32.4	$12.6	N/A
Adjustments:
Contribution for prior year Voluntary Contributions	$0.7	N/A	N/A
Total Adjusted 5% Voluntary Commitment Target	$33.1	$12.6	N/A

Voluntary Contribution Commitment Fulfillment	2024	2023	2022
Non-interest income - Other, net
BOB Estimated Credit Support	$1.4	$0.9	$0.7
Other expense - Voluntary Contributions (1)
Voluntary Housing Grants	30.0	8.0	10.1
Home4Good	6.0	3.5	1.5
Keys	7.4	—	—
Blueprint Communities ®	0.7	0.2	0.1
Total Other expense - Voluntary Contributions	44.1	11.7	11.7
Total	$45.5	$12.6	$12.4
Fulfillment %	6.9%	5.0%	N/A
Notes:
(1) Excludes $5.1M of supplemental voluntary AHP contributions
® “Blueprint Communities” is a registered service mark of the Federal Home Loan Bank of Pittsburgh

Financial Condition

The following should be read in conjunction with the Bank’s audited financial statements in Item 8. Financial Statements and Supplementary Data in this Form 10-K.

Assets

    Total assets were $106.9 billion at December 31, 2024, compared with $112.1 billion at December 31, 2023. The decrease of $5.2 billion was primarily due to a decrease in advances and partially offset by growth in the MBS portfolio. Advances totaled $69.9 billion at December 31, 2024, a decrease of $8.5 billion, compared to $78.4 billion at December 31, 2023. The MBS portfolio totaled $14.3 billion at December 31, 2024, an increase of $3.0 billion, compared to $11.3 billion at December, 31, 2023. The Bank’s return on average assets was 0.52% for 2024 and 0.52% for 2023.

The Bank’s core mission activities include the issuance of advances and acquiring member assets through the MPF® program. “Mortgage partnership Finance” and “MPF” are registered trademarks of the Federal Home Loan Bank of Chicago. The core mission asset ratio, defined as the ratio of par amount of advances and MPF loans relative to consolidated obligations adjusted for certain U.S. Treasury securities using full year average balances was 77.8% as of December 31, 2024 and 82.6% as of December 31, 2023. The decrease in this ratio is primarily due to lower average advances balances.

Advances. Advances (par) totaled $70.0 billion at December 31, 2024 compared to $78.6 billion at December 31, 2023, a decrease of 11.0%. Member demand for advances continues to be driven primarily by members' liquidity risk management practices.

Although advance levels decreased, it is not uncommon for the Bank to experience fluctuations in the overall advance portfolio driven primarily by changes in member needs. At December 31, 2024, the Bank had advances to 153 borrowing members, compared to 161 borrowing members at December 31, 2023. Advances outstanding to the Bank’s five largest borrowers remained relatively flat at 80.5% in 2024 compared to 79.3% in 2023. Fixed rate advances with a balance of $22.4 billion comprised 32.0% of the total par value of advances outstanding at December 31, 2024 compared to $30.2 billion comprising 38.3% at December 31, 2023.

The following table provides information on advances at par by redemption terms at December 31, 2024 and December 31, 2023.

	December 31,
(in millions)	2024	2023
Fixed-rate
Due in 1 year or less (1)	$12,497.3	$16,498.4
Due after 1 year through 3 years	7,589.3	9,343.0
Due after 3 years through 5 years	1,605.5	3,179.0
Due after 5 years through 15 years	71.0	72.5
Thereafter	74.8	74.8
Total par value	$21,837.9	$29,167.7

Fixed-rate, callable or prepayable (2)
Due in 1 year or less	$—	$250.0
Total par value	$—	$250.0

Variable-rate
Due in 1 year or less (1)	$36,253.0	$29,412.7
Due after 1 year through 3 years	8,225.0	19,000.0
Due after 3 years through 5 years	1,000.0	10.0
Total par value	$45,478.0	$48,422.7

Variable-rate, callable or prepayable (2)
Due in 1 year or less	$2,000.0	$10.0
Due after 1 year through 3 years	27.5	40.0
Due after 3 years through 5 years	92.5	—
Total par value	$2,120.0	$50.0

Other (3)
Due in 1 year or less	$223.9	$209.6
Due after 1 year through 3 years	321.0	408.9
Due after 3 years through 5 years	34.6	116.1
Due after 5 years through 15 years	12.2	22.2
Total par value	$591.7	$756.8

Total par balance	$70,027.6	$78,647.2
Notes:
(1) Includes overnight advances.
(2) Prepayable advances are those advances that may be contractually prepaid by the borrower on specified dates without incurring prepayment or termination fees.
(3) Includes fixed-rate amortizing/mortgage matched, convertible, and other advances.

The Bank had no putable advances at December 31, 2024 or December 31, 2023.

The following table provides a distribution of the number of members, categorized by individual member asset size (as reported quarterly) that had an outstanding advance balance during 2024 and 2023. Commercial bank and savings institution members are classified by asset size as follows: Super-Regional (over $150 billion), Regional ($25 billion to $150 billion), Mid-size ($1.46 billion to $25 billion) and Community Financial Institutions (CFIs) (under $1.46 billion). Credit union and insurance members are classified separately.

	December 31,
Member Classification	2024	2023
Super-Regional	3	3
Regional	5	4
Mid-size	37	36
CFI	119	123
Credit Union	43	46
Insurance	26	23
Total borrowing members during the period	233	235
Total membership	284	283
Percentage of members borrowing during the period	82.0%	83.0%

    The following table provides information at par on advances by member classification at December 31, 2024 and December 31, 2023.

(in millions)	December 31,
Member Classification	2024	2023
Super-Regional	$49,325.0	$52,675.0
Regional	7,884.4	10,784.8
Mid-size	6,891.7	9,087.6
CFI	2,717.1	3,069.3
Credit Union	1,913.1	1,952.1
Insurance	1,275.4	551.1
Non-member	20.9	527.3
Total	$70,027.6	$78,647.2

See the Credit and Counterparty Risk -TCE and Collateral discussion in the Risk Management section of this Item 7. Management’s Discussion and Analysis in this Form 10-K for further information on collateral policies and practices and details regarding eligible collateral, including amounts and percentages of eligible collateral securing member advances as of December 31, 2024.

Allowance for Credit Losses (ACL) - Advances. The Bank evaluates its advances for an allowance for credit losses on a collective, or pooled basis unless an individual assessment is deemed necessary because the instruments do not possess similar risk characteristics. The Bank pools advances by member type. Based on the collateral held as security, the Bank's credit extension and collateral policies and repayment history on advances, including that the Bank has not incurred any credit losses since inception, the Bank has not recorded an ACL at December 31, 2024 or December 31, 2023. For additional information on the allowance methodology, see Note 5 - Advances in this Form 10-K.

Mortgage Loans Held for Portfolio, Net. Mortgage loans held for portfolio, net of ACL, was $4.8 billion and $4.7 billion at December 31, 2024 and December 31, 2023, respectively.

The following table provides mortgage loans held for portfolio by redemption term at December 31, 2024 and 2023.

(in millions)	December 31, 2024	December 31, 2023
Redemption Term
Due in 1 year or less	$152.0	$148.4
Due after 1 year through 5 years	642.0	628.3
Due after 5 years through 15 years	1,759.7	1,705.2
Thereafter	2,215.9	2,161.7
Total unpaid principal balance (1)	$4,769.6	$4,643.6
Other adjustments, net (2)	49.3	57.2
Total mortgage loans held for portfolio	$4,818.9	$4,700.8
Allowance for credit losses on mortgage loans	(2.4)	(3.0)
Mortgage loans held for portfolio, net	$4,816.5	$4,697.8
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

    Foregone interest represents income the Bank would have recorded if the loan was paying according to its contractual terms. Foregone interest was immaterial for the Bank’s mortgage loans for both 2024 and 2023.

The Bank continues to accrue interest on its government-insured or -guaranteed mortgage loans after becoming 90 days or more delinquent. The amount of mortgage loans 90 days or more delinquent and still accruing interest was $2.8 million and $2.1 million at December 31, 2024 and December 31, 2023, respectively.

The performance of the mortgage loans in the Bank’s MPF Program remained stable compared to December 31, 2023, and the MPF Original portfolio continues to outperform the market based on national delinquency statistics. As of December 31, 2024, the Bank’s seriously delinquent mortgage loans (90 days or more delinquent or in the process of foreclosure) represented 0.3% of the MPF Original portfolio, 1.6% of the MPF Plus portfolio and 0.5% of the MPF 35 portfolio, compared with 0.3%, 1.3%, and 0.5%, respectively, at December 31, 2023.

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

The following table presents the balance of the MPF CE structure as of December 31, 2024 and 2023.

	December 31, 2024			December 31, 2023
(in millions)	Par Value	FLA	Available CE	Par Value	FLA	Available CE
MPF Original	$1,849.3	$9.3	$76.7	$1,878.4	$8.6	$75.5
MPF 35	2,728.8	20.1	128.6	2,544.3	18.8	135.5
MPF Plus	99.2	14.9	0.7	117.3	14.9	1.1
Total	$4,677.3	$44.3	$206.0	$4,540.0	$42.3	$212.1

The following table presents certain metrics and ratios related to the Bank’s mortgage loans held for portfolio. The ratios in the table below are reported after the application of CE.

	Year ended December 31,
(dollars in millions)	2024	2023
Average mortgage loans outstanding during the period (unpaid principal balance (UPB))	$4,694.4	$4,555.4
(Charge-offs) Recoveries, net(1)	$(0.5)	$(0.2)
Net charge-offs (recoveries) to average loans outstanding during the period	(0.01)%	—%

(dollars in millions)	December 31, 2024	December 31, 2023
Mortgage loans held for portfolio (UPB)	$4,769.6	$4,643.6
Nonaccrual loans (UPB)	$24.9	$22.7
ACL on mortgage loans held for portfolio	$2.4	$3.0
ACL to mortgage loans held for portfolio	0.05%	0.06%
Nonaccrual loans to mortgage loans held for portfolio	0.52%	0.49%
ACL to nonaccrual loans	9.75%	13.28%
Note:
(1) Net charge-offs that the Bank does not expect to recover through CE receivable.

The ACL on mortgage loans decreased by $0.6 million during 2024. Changes in the ACL are typically not significant, as expected credit losses are reduced by the CE available to absorb losses on the loans in accordance with the credit structure of the MPF Program.

    Real Estate Owned (REO). When a PFI or servicer forecloses on a delinquent mortgage loan, the Bank reclassifies the carrying value of the loan to other assets as REO at fair value less estimated selling expenses. If the fair value of the REO property is lower than the carrying value of the loan, then the difference to the extent such amount is not expected to be recovered through recapture of performance-based CE fees is recorded as a charge-off to the ACL. The fair value less estimated costs to sell the property becomes the new cost basis for subsequent accounting. If the fair value of the REO property is higher than the carrying value of the loan, then the REO property is recorded at fair value less estimated selling costs. This is rare as the Bank believes this situation would require additional validation of the fair value. The servicer is charged with the responsibility for disposing of real estate on defaulted mortgage loans on behalf of the Bank. Once a property has been sold, the servicer presents a summary of the gain or loss for the individual mortgage loan to the master servicer for reimbursement of any loss. Gains on the sale of REO property are held and offset by future losses in the pool of loans, ahead of any remaining balances in the FLA. Losses are deducted from the FLA, if it has not been fully used. The amount of REO was immaterial at both December 31, 2024 and December 31, 2023.

Cash and Investments. The Bank’s strategy is to maintain its short-term liquidity position in part to be able to meet members’ advance demand and Bank regulatory liquidity requirements. Excess cash is typically invested in overnight investments. The Bank also maintains an investment portfolio to enhance earnings. These investments may be classified as trading, AFS or HTM.

The Bank maintains a liquidity portfolio comprised of cash, interest-bearing deposits, Federal funds sold, securities purchased under agreements to resell, and U.S. Treasury obligations classified as trading or AFS. The liquidity portfolio totaled $15.8 billion at December 31, 2024 and $15.3 billion at December 31, 2023.

The Bank’s investment portfolio, excluding those investments included in the liquidity portfolio, is comprised of trading, AFS and HTM investments. The investments must meet the Bank’s risk guidelines and certain other requirements, such as yield. The Bank’s investment portfolio totaled $15.5 billion at December 31, 2024 and $12.7 billion at December 31, 2023. During 2024, the Bank was able to grow its MBS portfolio due to the combination of continued capacity under regulatory requirements and continued attractive mortgage spreads.

Investment securities, defined as all trading, AFS, and HTM securities, totaled $19.6 billion at December 31, 2024, compared to $16.4 billion at December 31, 2023. Details of the investment securities portfolio follow.

	Carrying Value
	December 31,
(in millions)	2024	2023
Trading securities:
Non-MBS:
Government-sponsored enterprises (GSE)	$149.2	$217.7
Total trading securities	$149.2	217.7
AFS securities:
Non-MBS:
U.S. Treasury obligations	$4,113.0	$3,676.0
GSE and Tennessee Valley Authority (TVA) obligations	907.1	983.3
State or local agency obligations	169.3	174.1
MBS:
U.S. obligations single-family	1,712.4	1,538.4
GSE single-family	4,597.9	2,047.8
GSE multifamily	6,550.6	6,277.5
Private label	113.5	125.8
Total AFS securities	$18,163.8	$14,822.9
HTM securities:
MBS:
U.S. obligations single-family	$636.0	$609.0
GSE single-family	382.4	440.8
GSE multifamily	243.9	245.5
Private label	36.5	44.5
Total HTM securities	$1,298.8	$1,339.8
Total investment securities	$19,611.8	$16,380.4

The following table presents the composition of investment securities and investments, assuming no principal prepayments, as of December 31, 2024 and December 31, 2023. Contractual maturity of MBS is not a reliable indicator of their expected life because borrowers generally have the right to prepay their obligation at any time.

	December 31, 2024
(dollars in millions)	Due in 1 year or less	Due after 1 year through 5 years	Due after 5 years through 10 years	Due after 10 years	Net Carrying Value
AFS securities:
Non-MBS:
U.S. Treasury obligations	$365.4	$3,352.9	$394.7	$—	$4,113.0
GSE and TVA obligations	99.2	540.6	267.3	—	907.1
State or local agency obligations	—	11.3	73.1	84.9	169.3
MBS:
U.S. obligations single-family	—	—	—	1,712.4	1,712.4
GSE single-family	0.3	4.4	120.1	4,473.1	4,597.9
GSE multifamily	21.2	3,765.2	2,764.2	—	6,550.6
Private label	—	—	3.9	109.6	113.5
Total AFS securities	$486.1	$7,674.4	$3,623.3	$6,380.0	$18,163.8
Yield on AFS Securities (1) (2)	1.37%	3.10%	4.48%	5.39%	4.13%
HTM securities:
MBS:
U.S. obligations single-family	$—	$—	$2.6	$633.4	$636.0
GSE single-family	—	1.0	3.3	378.1	382.4
GSE multifamily	—	243.9	—	—	243.9
Private label	—	—	29.2	7.3	36.5
Total HTM securities	$—	$244.9	$35.1	$1,018.8	$1,298.8
Yield on HTM securities (1) (2)	—%	3.87%	5.85%	4.44%	4.37%
Notes:
(1) Yield excludes the impact of derivatives in a hedging relationship.
(2) The yields on AFS and HTM securities represent weighted averages of the coupon rates adjusted by the impact of amortization and accretion of premiums and discounts for the total debt securities in the applicable portfolio.

	December 31, 2023
(dollars in millions)	Due in 1 year or less	Due after 1 year through 5 years	Due after 5 years through 10 years	Due after 10 years	Net Carrying Value
AFS securities:
Non-MBS:
U.S. Treasury obligations	$25.0	$3,453.2	$197.8	$—	$3,676.0
GSE and TVA obligations	75.5	566.2	341.6	—	983.3
State or local agency obligations	—	4.9	54.6	114.6	174.1
MBS:
U.S. obligations single-family	—	—	—	1,538.4	1,538.4
GSE single-family	—	11.4	98.5	1,937.9	2,047.8
GSE multifamily	10.8	1,456.0	4,810.7	—	6,277.5
Private label	—	—	2.2	123.6	125.8
Total AFS securities	$111.3	$5,491.7	$5,505.4	$3,714.5	$14,822.9
Yield on AFS Securities (1) (2)	2.87%	2.25%	4.77%	5.91%	4.08%
HTM securities:
MBS:
U.S. obligations single-family	$—	$—	$3.0	$606.0	$609.0
GSE single-family	—	3.1	3.0	434.7	440.8
GSE multifamily	—	245.5	—	—	245.5
Private label	—	—	13.2	31.3	44.5
Total HTM securities	$—	$248.6	$19.2	$1,072.0	$1,339.8
Yield on HTM securities (1) (2)	—%	3.87%	5.24%	4.60%	4.47%
Notes:
(1) Yield excludes the impact of derivatives in a hedging relationship.
(2) The yields on AFS and HTM securities represent weighted averages of the coupon rates adjusted by the impact of amortization and accretion of premiums and discounts for the total debt securities in the applicable portfolio.

For additional information on the credit risk of the investment portfolio, see the Credit and Counterparty Risk - Investments discussion in the Risk Management section of this Item 7. Management’s Discussion and Analysis in this Form 10-K.

ACL - Investments. The Bank invests in interest-bearing deposits and Federal funds sold which are unsecured investments. The Bank also invests in securities purchased under agreements to resell which are secured investments. At December 31, 2024 and December 31, 2023, these investments were repaid according to the contractual terms. No ACL was recorded for these assets at December 31, 2024.

AFS securities are evaluated quarterly for expected credit losses on an individual security basis. In assessing whether a credit loss exists, the Bank considers whether there would be a shortfall in receiving all cash flows contractually due. The allowance is limited to the amount of the AFS security’s unrealized loss, if any. If the AFS security is in an unrealized gain position, the ACL is zero. The ACL on AFS private label MBS was $14.2 million, at December 31, 2024 and $12.0 million at December 31, 2023. The increase in the ACL was driven primarily by private label MBS classified as AFS due to slower actual prepayment speeds and a decline in market values.

HTM securities are evaluated quarterly for expected credit losses on a pool basis unless an individual assessment is deemed necessary because the securities do not possess similar risk characteristics. An ACL is recorded with a corresponding adjustment to the provision (reversal) for credit losses. There was no ACL at December 31, 2024 and December 31, 2023.

For additional information on the allowance methodology, see Note 4 - Investments in this Form 10-K.

Liabilities and Capital

Deposits. The Bank offers demand, overnight and term deposits for members and qualifying nonmembers. Total deposits at December 31, 2024 increased to $774.9 million from $636.7 million at December 31, 2023. Interest-bearing deposits classified as demand and overnight pay interest based on a daily interest rate. The average balances of deposits were $717.4 million, $693.5 million, and $877.2 million and the weighted-average interest rates paid on interest bearing deposits were 5.15% , 5.03% and 1.38% during 2024, 2023 and 2022, respectively. Term deposits pay interest based on a fixed rate determined at the issuance of the deposit. The Bank had no term deposits during 2024, 2023 and 2022. All of the Bank’s deposits are uninsured.
Factors that generally influence deposit levels include turnover in members’ investment securities portfolios, changes in member demand for liquidity driven by member institution deposit growth, the slope of the yield curve and the Bank’s deposit pricing compared to other short-term money market rates. Fluctuations in this source of the Bank’s funding are typically offset by changes in the issuance of consolidated obligation discount notes. The FHLBank Act requires the Bank to have assets, referred to as deposit reserves, invested in obligations of the United States, deposits in eligible banks or trust companies or loans with a maturity not exceeding five years, totaling at least equal to the current deposit balance. As of December 31, 2024 and 2023, excess deposit reserves were $74.3 billion and $82.7 billion, respectively.

    Consolidated Obligations. Consolidated obligations consist of bonds and discount notes. The Bank’s consolidated obligations totaled $99.7 billion at December 31, 2024, a decrease of $4.8 billion from December 31, 2023. The overall decrease in consolidated obligations outstanding is consistent with the decrease in asset balances. At December 31, 2024, the Bank’s bonds outstanding decreased to $88.0 billion compared to $90.8 billion at December 31, 2023. Discount notes outstanding at December 31, 2024 decreased to $11.7 billion from $13.7 billion at December 31, 2023. The funding mix shifted towards floating rate bonds that replaced called and maturing fixed rate bonds as investor preferences changed due to uncertainty surrounding rate cuts.

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

The following table provides information on consolidated obligations by product type and contractual maturity at December 31, 2024 and December 31, 2023.

(in millions)	December 31, 2024	December 31, 2023
Discount Notes
Overnight	$250.0	$18.1
Due after 1 day through 30 days	4,394.2	4,286.6
Due after 30 days through 90 days	2,120.8	5,863.2
Due after 90 days though 1 Year	5,012.4	3,638.2
Total par value	$11,777.4	$13,806.1

Fixed-rate, non-callable
Due in 1 year or less	$4,581.9	$21,804.6
Due after 1 year through 3 years	2,887.4	4,051.4
Due after 3 years through 5 years	1,917.2	2,137.7
Thereafter	752.0	903.6
Total par value	$10,138.5	$28,897.3

Fixed-rate, callable
Due in 1 year or less	$4,060.0	$18,469.0
Due after 1 year through 3 years	7,411.5	8,417.5
Due after 3 years through 5 years	2,382.0	2,163.0
Thereafter	2,423.0	2,086.0
Total par value	$16,276.5	$31,135.5

Variable- rate, non-callable
Due in 1 year or less	$54,224.4	$14,183.0
Due after 1 year through 3 years	—	7,440.9
Total par value	$54,224.4	$21,623.9

Variable- rate, callable
Due in 1 year or less	$6,315.0	$7,715.0
Total par value	$6,315.0	$7,715.0

Step-up, non-callable
Due in 1 year or less	$156.0	$100.0
Due after 1 year through 3 years	515.0	576.0
Due after 3 years through 5 years	50.0	45.0
Total par value	$721.0	$721.0

Step-up, callable
Due in 1 year or less	$75.0	$307.0
Due after 1 year through 3 years	395.0	781.0
Due after 3 years through 5 years	40.0	95.0
Thereafter	110.0	130.0
Total par value	$620.0	$1,313.0
Total par balance	$100,072.8	$105,211.8
Other Adjustments (1)	$(422.5)	$(727.2)
Total consolidated obligations	$99,650.3	$104,484.6
    Note:
(1) Consists of premiums, discounts, and hedging and other adjustments.

For additional information on the Bank’s consolidated obligations, refer to Note 9 to the audited financial statements in Item 8. Financial Statements and Supplementary Data in this Form 10-K.

Commitments and Off-Balance Sheet Items. As of December 31, 2024, the Bank was obligated to fund approximately $0.0 million additional advances, $20.6 million of mortgage loans and to issue $687.0 million in consolidated obligations. In addition, the Bank had $29.6 billion in outstanding standby letters of credit as of December 31, 2024. The Bank does not consolidate any off-balance sheet special purpose entities or other off-balance sheet conduits.

    In accordance with regulations governing the operations of the FHLBanks, each FHLBank, including the Bank, is jointly and severally liable for the FHLBank System’s consolidated obligations. Applicable law authorizes the Finance Agency to require any FHLBank to repay all or a portion of the principal or interest on consolidated obligations for which another FHLBank is the primary obligor. Refer to the Liquidity and Funding Risk section in Item 7. Management’s Discussion and Analysis for FHLBank System consolidated obligations. For additional information on the Bank’s commitments and contingencies, refer to Note 15 in this Form 10-K.

Capital and Retained Earnings. The Bank’s return on average equity was 10.45% at December 31, 2024 and 10.65% at December 31, 2023. Capital adequacy, including the level of retained earnings, is monitored through the evaluation of market value of equity to par value of capital stock (MV/CS) as well as other risk metrics. Details regarding these metrics are discussed in the Risk Management portion in Item 7. Management’s Discussion and Analysis in this Form 10-K.

The Bank’s capital stock is owned by its members and former members. The concentration of the Bank’s capital stock by institution type is presented below.

(dollars in millions)	December 31, 2024		December 31, 2023
Commercial banks	121	$3,179.3	125	$3,576.5
Savings institutions	48	156.6	48	157.2
Insurance companies	43	114.0	41	75.3
Credit unions	69	111.5	67	111.2
Community Development Financial Institutions	3	0.3	2	0.3
Total member institutions / total GAAP capital stock	284	$3,561.7	283	$3,920.5
Mandatorily redeemable capital stock		7.0		27.9
Total capital stock		$3,568.7		$3,948.4

    The total number of members as of December 31, 2024 increased by one compared to December 31, 2023. The Bank added nine new members and lost eight members: four members merged with another institution within the Banks’s district, two members merged with another institution outside of the Bank’s district, one member relocated their principal place of business outside of the Bank’s district, and one bank was acquired by an existing member.

The following tables present member holdings of 10% or more of the Bank’s total capital stock including mandatorily redeemable capital stock outstanding as of December 31, 2024 and December 31, 2023.

(dollars in millions)	December 31, 2024
Member	Capital Stock	% of Total
TD Bank U.S. Holding Company (1)	$1,039.5	29.1%
PNC Bank, N.A., Wilmington, DE (2)	$907.0	25.4%

(dollars in millions)	December 31, 2023
Member	Capital Stock	% of Total
PNC Bank, N.A., Wilmington, DE (2)	$1,545.0	39.1%
TD Bank, N.A., Wilmington DE	$436.2	11.1%
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

The Bank developed a framework for evaluating retained earnings adequacy, consistent with regulatory guidance and requirements. Retained earnings are intended to cover unexpected losses and protect members’ par value of capital stock. The framework also assists management in its overall analysis of the level of future dividends. The framework includes four risk elements that comprise the Bank’s total retained earnings target: (1) market risk; (2) credit risk; (3) operational risk; and (4) accounting risk. The retained earnings target generated from this framework is sensitive to changes in the Bank’s risk profile, whether favorable or unfavorable. The framework generated a retained earnings target of $772 million as of December 31, 2024 and $634 million as of December 31, 2023.

In addition to the retained earnings target, the Bank considers the amount of retained earnings needed for compliance with the regulatory minimum capital-to-asset ratio of 4% to determine an overall retained earnings need. The Bank’s overall retained earnings need is $1,652 million as of December 31, 2024 and $1,316 million as of December 31, 2023.

The following table presents retained earnings information for the current and prior year.

(in millions)	December 31, 2024	December 31, 2023
Unrestricted Retained Earnings	$1,370.0	$1,216.3
Restricted Retained Earnings	732.9	615.4
Total Retained Earnings	$2,102.9	$1,831.7

Retained earnings increased $271.2 million compared to December 31, 2023. The increase reflected net income that was partially offset by dividends paid. For additional information, see Note 11 - Capital in this Form 10-K.

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

	Year ended December 31,
	2024	2023	2022
Dividends (in millions)	$316.3	$286.1	$89.2
Dividends per share	$8.58	$7.42	$4.18
Dividend payout ratio (1)	53.84%	49.20%	39.30%
Weighted average dividend rate (2)	8.53%	7.76%	5.45%
Average Fed Funds rate	5.15%	5.03%	1.68%
Dividend spread to Fed Funds	3.38%	2.73%	3.77%
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

	December 31,
(in millions)	2024	2023
Permanent capital:
Capital stock (1)	$3,568.7	$3,948.4
Retained earnings	2,102.9	1,831.7
Total permanent capital	$5,671.6	$5,780.1

RBC requirement:
Credit risk capital	$209.6	$219.3
Market risk capital	521.6	356.3
Operations risk capital	219.4	172.7
Total RBC requirement	$950.6	$748.3
Excess permanent capital over RBC requirement	$4,721.0	$5,031.8
Note:
(1) Capital stock includes mandatorily redeemable capital stock.

    The increase in the total RBC requirement as of December 31, 2024 reflects higher market risk capital and operational risk requirements. The increase was primarily driven by MBS portfolio growth and term advance aging during 2024 along with mortgage prepayment model changes made during the second quarter of 2024. The Bank continues to maintain significant excess permanent capital over the RBC requirement.

On December 10, 2024, the Bank received final notification from the Finance Agency that it was considered “adequately capitalized” for the quarter ended September 30, 2024. As of the date of this filing, the Bank has not received final notice from the Finance Agency regarding its capital classification for the quarter ended December 31, 2024.

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

Critical Accounting Estimates

The preparation of financial statements in accordance with GAAP requires management to make a number of judgments, estimates, and assumptions that affect the reported amounts of assets, liabilities, income and expense. To understand the Bank’s financial position and results of operations, it is important to understand the Bank’s most significant accounting policies and the extent to which management uses judgment, estimates and assumptions in applying those policies. The Bank’s critical accounting estimate relates to the Bank’s fair value estimates of interest rate related derivatives and hedged items.

Fair Value Estimates of Interest Rate Related Derivatives and Hedged Items. The Bank enters into derivatives, primarily interest rate swaps, to manage interest rate risk. The Bank normally designates eligible advances, investment securities or consolidated obligations as hedged items in fair value hedging relationships. Derivatives are recognized on the Statements of Condition at fair value and the hedged items are recognized on the Statements of Condition at benchmark fair value. At December 31, 2024 and 2023, the total notional amount of derivatives was $50.3 billion and $85.4 billion, respectively.

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

The Bank regularly validates its pricing models that use discounted cash flows. Such model validations are performed by the Bank’s model risk management department, which is separate from the model owner. In addition, the Bank benchmarks model-derived fair values similar to those provided by third-parties or alternative internal valuation models and applies thresholds at the trade and portfolio levels. The benchmarking analysis is performed by a group that is separate from the model owner. Results of the model validations and benchmarking analyses, as well as changes to the valuation methodologies and inputs, are reported to the Bank’s Asset and Liability Committee (ALCO) (or subcommittee of), which is responsible for overseeing market risk.

To estimate the fair value of interest rate related derivatives, the pricing model utilizes market-observable inputs (inputs that are actively quoted and can be validated to external sources). Inputs are as follows:

•Discount rate assumption. SOFR curve for cleared derivatives and SOFR uncleared derivatives, Overnight Index Swap (OIS) curve for all other uncleared derivatives;
•Forward interest rate assumption (rates projected in order to calculate cash flows through the designated term of the hedging relationship). OIS curve or SOFR curve; and
•Volatility assumption. Market-based expectations of future interest rate volatility implied from current market prices for similar options.

To estimate the fair value of a hedged item in a long-haul hedging relationship, the Bank calculates a gain or loss on the hedged item attributable to changes in the benchmark interest rate being hedged. The change in value associated with the hedged item is calculated each period by projecting future hedged item cash flows based on the fixed interest rate assigned to the hedged item. For floating rate option embedded hedged items, the model projects cash flows utilizing the assigned forward interest rate curve and appropriate option pricing model. The projected future cash flows are then discounted using the rate curves corresponding to the designated benchmark rate plus a discount spread. The discount spread is calculated and set at hedge inception and is the amount added to the discount rate resulting in a fair value of zero at the inception of the hedging relationship. For additional information regarding the Bank’s fair value estimates, refer to Note 14 - Estimated Fair Values.

Changes in the fair value of derivatives are recorded each period in earnings, regardless of whether the transaction qualifies for hedge accounting. If the transaction is designated and qualifies for fair value hedge accounting, offsetting gains or losses on the hedged assets or liabilities are also recognized each period in earnings. The change in fair value of the derivatives and hedged items should effectively offset, which reduces earnings volatility. For example, gains (losses) on these derivatives were $283.6 million, $112.2 million, and $(51.2) million offset by (losses) gains on hedged items of $(284.4) million, $(114.5) million, and $53.5 million for the years ended December 31, 2024, 2023, and 2022, respectively. Not receiving hedge accounting could have a material impact on the Bank’s financial results, including increased earnings volatility.

Recent Accounting Developments. See Note 2 - Changes in Accounting Principle and Recently Issued Accounting Standards and Interpretations to the audited financial statements in Item 8. Financial Statements and Supplementary Data in this Form 10-K. Note 2 contains information on new accounting pronouncements impacting the 2024 financial statements or that will become effective for the Bank in future periods.

Legislative and Regulatory Developments

Certain significant legislative and regulatory actions and developments are summarized below.

The Bank is subject to various legal and regulatory requirements and regulatory expectations. Changes in the regulatory environment under the current federal executive administration, including regulatory priorities and areas of focus, could affect the Bank’s business operations, results of operations and reputation. Certain early actions by the executive administration suggest the Bank’s regulatory environment is changing. For example, on January 20, 2025, the administration ordered all executive departments and agencies to, among other things, not propose or issue any rule until a department or agency head appointed or designated by the president reviews and approves the rule. This order applies to proposed rules, among other regulatory actions, including those discussed in this Legislative and Regulatory Developments section. As a result, there is uncertainty with respect to the ultimate result of the impacted regulatory actions and their ultimate effects on the Bank and the FHLBank System. Relatedly, certain executive orders may impact the regulatory priorities of the federal regulators, including the Finance Agency. One example is an executive order on ending illegal discrimination and restoring merit-based opportunity. This order, among other things, revokes executive orders of prior executive administrations which, in general terms, tended to pertain to certain diversity, equity and inclusion (DEI) and DEI and accessibility (DEIA) initiatives. This order also, in general terms, mandates the heads of all federal agencies to act regarding certain private-sector DEI initiatives. Accordingly, the Bank could determine it is advisable or necessary to modify certain of its DEI and DEIA initiatives depending on what Finance Agency guidance or directives, if any, should result based on this order.

Finance Agency’s Review and Analysis of the FHLBank System.

On November 7, 2023, the Finance Agency issued a written report titled “FHLBank System at 100: Focusing on the Future,” (System at 100 Report) presenting its review and analysis of the FHLBank System and the actions and recommendations that it plans to pursue in service of its vision for the future of the FHLBank System. The report focuses on four broad themes as part of a multi-year collaborative effort with the FHLBanks, their member institutions, and other stakeholders to:

•update and clarify its regulatory statement of the FHLBanks’ mission;
•clarify the FHLBanks’ liquidity role;
•expand the FHLBanks’ housing and community development focus; and
•promote the FHLBanks’ operational efficiency.

The Finance Agency has since issued rulemakings and requests for input and made legislative recommendations for the FHLBank System in its 2023 Report to Congress issued on June 14, 2024 consistent with proposed plans and actions included in the System at 100 Report.

Given the current regulatory environment, the Bank is not able to predict what actions, if any, will ultimately result from the Finance Agency’s recommendations in the report, the timing of any such actions, the extent of any changes to the Bank or the FHLBank System, or the ultimate effect on the Bank or the FHLBank System of any such actions. For discussion of the related risks, see Item 1A. Risk Factors—Business Risk—Changes in the legislative and regulatory environment could negatively affect the Bank’s business, results of operations, financial condition, reputation and members’ investment in the Bank.

Advisory Bulletin on Federal Home Loan Bank System Climate-Related Risk Management.

On September 30, 2024, the Finance Agency issued an advisory bulletin setting forth the Finance Agency’s expectation that each FHLBank should integrate climate-related risk management into its existing enterprise risk management framework over time. The advisory bulletin provides that an effective framework should address climate-related risk governance, such as selection of the related risk appetite and setting strategy and objectives, establishing and implementing plans to mitigate and monitor and report material exposures to such risks, and establishing roles and responsibilities for the board of directors and management. The advisory bulletin requires the FHLBanks to establish metrics that track exposure to climate-related risks and collect related data to quantify risk exposures; conduct climate-related scenario analyses; implement processes to report and communicate climate-related risks to internal stakeholders; and have a plan to respond to natural disasters and support climate resiliency. The advisory bulletin also requires the Bank to identify and incorporate climate-related legal and compliance risk into its existing enterprise risk management framework, including applicable climate-related regulations and federal and state disclosure requirements.

Relatedly, the Bank continues to monitor developments relevant to the SEC’s final rule on the enhancement and standardization of climate-related disclosures and notes recent statements from the Acting SEC Chair that indicate that the SEC could take steps to rescind the rule. The Bank also continues to monitor the status of certain climate-related state laws to assess their possible impacts on the Bank.

Advisory Bulletin on FHLBank Member Credit Risk Management.

On September 27, 2024, the Finance Agency issued an advisory bulletin setting forth the Finance Agency’s expectations that an FHLBank’s underwriting and credit decisions should reflect a member’s financial condition and not rely solely on the collateral securing the member’s credit obligations. The advisory bulletin provides guidance for the FHLBanks to implement policies for credit risk governance, member credit assessment, and monitoring of credit conditions, among other considerations. It also provides guidance on the oversight of members in financial distress by recommending implementation of escalation policies; processes for coordination with members’ prudential regulators; and management policies addressing default, failure, and insolvency situations. The Bank has reviewed this advisory bulletin and has taken steps to comply with its guidance. The Bank expects to continue to make progress in these efforts.

Finance Agency Final Rule on Fair Lending, Fair Housing, and Equitable Housing Finance Plans.

On May 16, 2024, the Finance Agency published in the Federal Register its final rule that specifies requirements related to the FHLBanks’ compliance with fair housing and fair lending laws and related regulations, including the Fair Housing Act and the Equal Credit Opportunity Act, and prohibitions on unfair or deceptive acts or practices under the Federal Trade Commission Act (the FTC Act). The final rule (i) addresses the enforcement authority of the Finance Agency; (ii) articulates standards related to boards of directors’ oversight of fair housing, fair lending, and the prohibitions on unfair or deceptive acts or practices under the FTC Act; and (iii) requires each FHLBank to annually report actions it voluntarily takes to address barriers to sustainable housing opportunities for underserved communities (Equitable Housing Report Requirements). The final rule became effective on July 15, 2024, except that the Equitable Housing Report Requirements will become effective on February 15, 2026. The Finance Agency has since issued advisory bulletins setting forth its expectations regarding the FHLBanks’ compliance with the final rule. The Bank has reviewed this rule and related advisory bulletins and has taken steps to comply with the requirements and proceed in accordance with the guidance. The Bank expects to continue to make progress in these efforts.

Agreements Regarding Process to End the Conservatorships of Fannie Mae and Freddie Mac (the Enterprises).

The Enterprises have been in conservatorship since September 2008. On January 2, 2025, the Finance Agency and the U.S. Department of the Treasury entered into certain agreements one of which, among other things, sets out a process that would govern the resolution of the conservatorships of the Enterprises other than in the instances of receivership of the Enterprises.

Under applicable law, the Bank is permitted to invest in Enterprise unsecured debt in an amount of up to 100% of its regulatory capital, which consists of Class B stock, Class A stock, if any, retained earnings, and mandatorily redeemable capital stock. However, the amount of such debt in which the Bank is permitted to invest could be reduced or eliminated entirely depending on the nature of the resolution of the Enterprises’ conservatorships. Further, the resolution of the Enterprises’ conservatorships could result in heightened competition with the Enterprises for the purchase of mortgage loans. For example, the Enterprises currently operate subject to certain asset and indebtedness limitations. However, the resolution of their conservatorships could result in such limitations being lifted resulting in increases of their purchases of mortgage loans, which could result in upward pressure on mortgage loan prices. As a result, the Bank’s opportunities to purchase mortgage loans or the profitability from its investments in mortgage loans could be reduced. Further, the ultimate resolution of their conservatorships could result in an actual or perceived competitive advantage to the Enterprises in the issuance of unsecured debt relative to the FHLBanks thereby resulting in less favorable debt funding costs for the Bank.

Proposed Rule on FHLBank System Boards of Directors and Executive Management.

On November 4, 2024, the Finance Agency published a notice of proposed rulemaking in the Federal Register that would revise regulations addressing boards of directors and overall corporate governance of the FHLBanks and the Office of Finance. If adopted as proposed, it would, among other things: (1) affect director compensation by allowing the Director of the Finance Agency to establish an annual amount of director compensation that the Director determines is reasonable; (2) require the Bank to complete and submit background checks to the Finance Agency on every nominee for a directorship; (3) change public interest independent director qualifications, in part, by requiring a person to have advocated for, or otherwise acted primarily on behalf of or for the direct benefit of, consumers or the community to meet the representation requirement; (4) expand the list of qualifying experiences for all Bank independent directors to include artificial intelligence, information technology and security, climate-related risk, Community Development Financial Institutions business models, and modeling; and (5) establish a review process for director performance and participation, together with a process for removing Bank directors for cause. Other proposed revisions address, among other things, Bank conflicts of interest policies, covering all Bank employees, including specific limitations on executive officers and senior management, and record retention.

Several of the proposed revisions would result in significant changes to the nomination, election, and retention of directors on the Bank’s board if adopted as proposed. Additional director eligibility requirements and limitations on, and potential reductions or limitations to, director compensation resulting from the proposed rule could hinder the Bank’s ability to recruit and retain the talent and expertise that are critical to the Bank’s ability to satisfy its mission, particularly given the growing complexities of the finance industry. The Bank continues to consider the effect that the proposed rule could have on it.

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

The Board and its committees have adopted a comprehensive risk governance framework to oversee the risk management process and manage the Bank’s risk exposures which is shown in the chart below. All Board members are provided training dealing with the specific risk issues relevant to the Bank. The following table describes the Committees of the Board and their focus in relation to risk governance:

Committee Title	Major Responsibilities
Audit	•Legal and regulatory compliance •Integrity of internal and external financial reporting •Oversight of the internal and external audit functions
Diversity, Equity & Inclusion *	•Oversight of diversity, equity and inclusion strategy and performance
Enterprise Risk Management *	•Focus on the Bank’s comprehensive risk appetite and position •Risk issues that are significant for several committees •Updates on regulatory issues
Finance	•Balance Sheet Management •Oversight of market events and risk activities over interest rate, pricing, liquidity, funding and hedging and counterparty risk
Governance & Public Policy	•Develop and maintain best practices in governing the Bank •Keep abreast of public policy issues impacting Bank’s mission and purpose
Human Resources	•Oversight on strategies and policies around total rewards and culture •Workforce related components of the diversity and inclusion strategic plan
Membership, Credit and Community Investment	•Member credit risk and collateral management •Mortgage Credit (MPF) •AHP
Operational Risk	•Oversight of operating risks including compliance, fraud and Bank-wide risk assessment •Oversight of risks related to information technology, continuity, vendor, model and cyber risk
* Comprised of the entire Board

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

The following table describes the Management Committees which provide oversight and operational support in managing risks.

Committee Title	Major Responsibilities
Asset/Liability	•Reviews and approves financial management strategies and decisions •Oversight of market events and risk activities over interest rate, pricing, liquidity, funding and hedging risks
Market Risk	•Sub-Committee of Asset/Liability Committee •Oversees and analyzes trends in market risk positions and fair market value pricing
Risk Management	•Bank-wide oversight of the Bank’s primary risks •Approves key overarching risk policies and Bank objectives to manage risk
Operational Risk Management	•Sub-Committee of Risk Management Committee •Oversight of specific technology and operational risks
Executive	•Manages overall strategic direction of the Bank, along with key tactical decisions
Membership Credit Risk	•Oversees member credit and collateral risk •Mortgage credit (MPF)
Membership and Community	•Oversees member business activity •Oversees community investment products and services

Further, Internal Audit provides an assessment of the internal control systems. Internal Audit activities are intended to provide reasonable assurance for the Board that: (1) risks are appropriately identified and managed; (2) significant financial, managerial and operating information is materially accurate, reliable and timely; and (3) employees’ actions are in compliance with Bank policies, standards, procedures and applicable laws and regulations. Additionally, as a GSE, the Bank is subject to a comprehensive examination by the Finance Agency which executes its responsibilities via annual examinations, periodic evaluations, and monitoring of the various compliance and activity reports provided by the Bank.

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

The current Board-approved floor for the MV/CS ratio is 90.0%. The MV/CS ratio is measured against the floor monthly. When the MV/CS ratio is below the established floor, excess capital stock repurchases and dividend payouts are restricted. The MV/CS ratio was 157.2% at December 31, 2024 and 142.7% at December 31, 2023. The increase was primarily due to the growth in retained earnings and a decrease in capital stock outstanding as a result of lower advances.

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

The following table presents the Bank’s duration of equity exposure at December 31, 2024 and December 31, 2023.

(in years)	Down 200 basis points	Down 100 basis points	Base Case	Up 100 basis points	Up 200 basis points
Duration of Equity:
December 31, 2024	0.7	1.2	1.4	1.8	2.3
December 31, 2023	0.9	0.7	0.7	0.9	1.1

    Duration of equity changes at December 31, 2024 were primarily due to the prepayment model changes noted above and funding mix changes. The Bank regularly monitors the mortgage and related fixed-income markets, including the impact that changes in the market or anticipated modeling changes may have on duration of equity and other market risk measures and may take actions to reduce market risk exposures as needed.

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

ROE Spread Volatility Increase/(Decline)
(in basis points)	Down 200 bps Parallel Shock	Down 100 bps Longer Term Rate Shock	100 bps Steeper	100 bps Flatter	Up 200 bps Parallel Shock
December 31, 2024	21	(1)	10	3	(2)
December 31, 2023	(11)	12	(11)	17	11

    The changes in ROE spread volatility in 2024 as compared to the prior year-end were not significant. For each scenario, the Board’s limit on the decline in ROE spread is set at no greater than 100 basis points. The Bank was in compliance with the ROE spread volatility limit across all selected interest rate shock scenarios at December 31, 2024 and December 31, 2023.

    Mark-to-Market Risk. The Bank measures earnings risk associated with certain mark-to-market positions, including economic hedges. This framework measures forward-looking, scenario-based exposure based on interest rate and volatility shocks that are applied to any existing transaction that is marked to market through the income statement without an offsetting mark arising from a qualifying hedging relationship. In addition, the Bank’s Capital Markets and Corporate Risk Management departments monitor the actual profit/loss change on a daily, monthly cumulative, and quarterly cumulative basis. The Bank’s ALCO monitors mark-to-market risk through a daily exposure guideline and quarterly profit/loss reporting trigger.

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

Hedged Item/Hedging Instrument	Hedging Objective	Hedge Accounting Designation (1)	Notional Amount at December 31, 2024 (in billions)	Notional Amount at December 31, 2023 (in billions)
Advances
Pay-fixed, receive floating interest rate swap (without options)	Converts the advance’s fixed rate to a variable rate index.	Fair Value	$13.8	$17.2
		Economic	0.8	0.9
Pay-fixed, receive float interest rate swap (with options)	Converts the advance’s fixed rate to a variable rate index and offsets option risk in the advance.	Fair Value	—	0.3
Subtotal-advances			$14.6	$18.4

Investments
Pay-fixed, receive floating interest-rate swap	Converts the investment’s fixed rate to a variable-rate index.	Fair Value	$9.0	$8.0
		Economic	0.6	0.5
Interest-rate cap or floor	Offsets the interest-rate cap or floor embedded in a variable rate investment.	Economic	2.2	1.5
Subtotal - investments			$11.8	$10.0

Mortgage Loans
Pay-fixed, receive floating interest rate swap	Converts the mortgage loan’s fixed rate to a variable rate index.	Economic	$0.3	$0.2

Consolidated Obligation Bonds
Receive-fixed, pay floating interest rate swap (without options)	Converts the bond’s fixed rate to a variable rate index.	Fair Value	$3.1	$17.9
		Economic	0.4	0.7
Receive-fixed, pay floating interest rate swap (with options)	Converts the bond’s fixed rate to a variable rate index and offsets option risk in the bond.	Fair Value	14.8	34.1
		Economic	0.6	0.3
Subtotal - consolidated obligation bonds			$18.9	$53.0

Consolidated Obligation Discount Notes
Receive-fixed, pay floating interest rate swap	Converts the discount note’s fixed rate to a variable-rate index.	Fair Value	$4.7	$3.8
Subtotal - consolidated obligation discount notes			$4.7	$3.8

Total notional amount			$50.3	$85.4
Note:
(1) The Fair Value designation represents hedging strategies for which qualifying hedge accounting is achieved. The Economic designation represents hedging strategies for which qualifying hedge accounting is not achieved.

Credit and Counterparty Risk - Total Credit Exposure (TCE) and Collateral

TCE. The Bank manages the credit risk of each member on the basis of the member’s total credit exposure (TCE) to the Bank, which includes advances and related accrued interest, fees, basis adjustments and estimated prepayment fees; letters of credit; forward-dated advance commitments; and MPF credit enhancement and related obligations. This credit risk is managed by monitoring the financial condition of borrowers and by requiring all borrowers (and, where applicable in connection with member affiliate pledge arrangements approved by the Bank, their affiliates) to pledge sufficient eligible collateral for all borrower obligations to the Bank as the Bank seeks to cover all potential forms of credit-related exposure with sufficient eligible collateral. At December 31, 2024, aggregate TCE was $102.6 billion, comprised of approximately $70.0 billion in advance principal outstanding, $32.0 billion in letters of credit (including forward commitments) and $0.6 million in accrued interest, prepayment fees, MPF credit enhancement obligations and other fees.

The Bank establishes a maximum borrowing capacity (MBC) for each member based on collateral weightings applied to eligible collateral as described in the Bank’s Member Products Policy. MBC is limited to a percentage of the members' assets based on the institution size and type subject to a maximum prudential lending limit. Details regarding this policy are available in the Advance Products discussion in Item 1. Business in this Form 10-K. According to the policy, eligible collateral is weighted so that the collateral value is likely to exceed the amount that may be owed to the Bank in the event of a default. The Bank also has the ability to call for additional or substitute collateral while any indebtedness is outstanding to protect the Bank’s secured position. At December 31, 2024 and December 31, 2023, on a borrower-by-borrower basis, the Bank had a perfected security interest in eligible collateral with an estimated collateral value (after collateral weightings) in excess of the book value of all members’ and nonmember housing associates’ obligations to the Bank.

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

The following table presents the Bank’s top five financial entities with respect to their TCE at December 31, 2024.

	December 31, 2024
(dollars in millions)	TCE	% of Total
TD Bank U.S. Holding Company (1)	$41,736.7	40.7%
PNC Bank, National Association, DE (2)	22,390.7	21.8
Ally Bank, UT (3)	5,839.5	5.7
Fulton Bank, N.A.	5,128.1	5.0
Santander Bank, National Association, DE (4)	4,762.5	4.6
	$79,857.5	77.8%
Other financial institutions	22,742.3	22.2
Total TCE outstanding	$102,599.8	100.0%
Notes:
(1) Member affiliates aggregated at the U.S. holding company level.
(2) For Bank membership purposes, principal place of business is Pittsburgh, PA.
(3) For Bank membership purposes, principal place of business is Horsham, PA.
(4) For Bank membership purposes, principal place of business is Wilmington, DE, and is a subsidiary of Banco Santander, which is located in Spain.

    Advance Concentration Risk. The following table lists the Bank’s top five borrowers based on advance balances at par as of December 31, 2024.

	December 31, 2024
(dollars in millions)	Advance Balance	% of Total
PNC Bank, National Association, DE (1)	$22,000.0	31.4%
TD Bank U.S. Holding Company (2)	21,500.0	30.7
Ally Bank, UT (3)	5,825.0	8.3
Santander Bank, National Association, DE (4)	4,699.4	6.7
First National Bank of Pennsylvania	2,335.0	3.4
	$56,359.4	80.5%
Other borrowers	13,668.2	19.5
Total advances	$70,027.6	100.0%
Notes:
(1) For Bank membership purposes, principal place of business is Pittsburgh, PA.
(2) Member affiliates aggregated at the U.S. holding company level.
(3) For Bank membership purposes, principal place of business is Horsham, PA.
(4) For Bank membership purposes, principal place of business is Wilmington, DE, and is a subsidiary of Banco Santander, which is located in Spain.

    Letters of Credit. The letter of credit product is collateralized under the same policies, procedures and guidelines that apply to advances. Outstanding letters of credit totaled $29.6 billion at December 31, 2024 and $28.8 billion at December 31, 2023, primarily related to public unit deposits. Not included in these totals are additional authorized but unused standby letters of credit of $2.2 billion at December 31, 2024 and $1.1 billion at December 31, 2023. The Bank had a concentration of letters of credit with two members, TD Bank N.A. of $18.8 billion or 64% and Fulton Bank of $3.5 billion or 11.8% of the total at December 31, 2024 and one member, TD Bank N.A. of $19.7 billion or 68% of the total at December 31, 2023.

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

The Bank may require specific loan level characteristic reporting on nontraditional residential mortgage loans and will generally assign a reduced collateral weighting ranging from 60-80% depending on pledging and delivery status. At December 31, 2024, less than 10% of the Bank’s total pledged collateral was considered to be nontraditional.

The Bank is allowed by regulation to expand eligible collateral for many of its members. Members that qualify as CFIs can pledge expanded collateral which includes small-business, small-farm, small-agribusiness and community development loans as collateral for credit products from the Bank. At December 31, 2024, loans to CFIs secured with both eligible standard and expanded collateral represented approximately $4.6 billion, or 6.5% of total par value of loans outstanding. Eligible expanded collateral represented 5.7% of total eligible collateral for these loans. However, these loans were collateralized by sufficient levels of standard collateral.

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

	Blanket Lien (1)(2)		Listing		Delivery (2)
Collateral Type	Range	Average	Range	Average	Range	Average
Single-Family mortgage loans (including FHA/VA loans) (3)	55%-72%	71%	75%-82%	82%	45%-62%	45%
Multifamily mortgage Loans	60%-75%	75%	85%	85%	65%	N/A
Community financial institution (CFI) collateral (e.g., small business, small-farm, small-agribusiness loans)	45%-70%	63%	60%-70%	64%	50%	N/A
Other real estate related collateral - commercial	55%-70%	70%	80%	77%	45%-60%	45%
Other real estate related collateral - H/E loans and lines of credit	55%-60%	60%	75%-82%	79%	50%	N/A
U.S. agency MBS/CMOs	N/A	N/A	N/A	N/A	85%-95%	95%
U.S. agency securities (excluding MBS, student loans)	N/A	N/A	N/A	N/A	N/A	N/A
Private-label MBS/CMOs	N/A	N/A	N/A	N/A	50%-85%	85%
State and local government securities	N/A	N/A	N/A	N/A	85%-92%	90%
Cash/U.S. government/U.S. Treasury securities	N/A	N/A	N/A	N/A	65%-100%	97%
Other Real estate related securities collateral -CMBS	N/A	N/A	N/A	N/A	40%-85%	84%
Notes:
(1) Includes QCR filer, full collateral delivery policy reasons and market valuation.
(2) Includes specific pledge loans and specific delivered securities.
(3) Includes nontraditional loans, loans with unknown FICO scores, and low FICO loans with mitigating factors, which all receive a lower collateral weighing.

For member borrowers, the following tables present information on a combined basis regarding the type of collateral securing their outstanding credit exposure and the collateral status as of December 31, 2024 and December 31, 2023.

	December 31, 2024
(dollars in millions)	Blanket Lien		Listing		Delivery		Total
	Amount	%	Amount	%	Amount	%	Amount	%
One-to-four single-family residential mortgage loans	$117,486.5	45.0%	$661.5	15.5%	$0.4	0.3%	$118,148.4	44.5%
High quality investment securities	16,498.1	6.3	2,775.9	65.0	158.3	99.6	19,432.3	7.3
Other real estate-related collateral (ORERC)/CFI eligible collateral	98,112.5	37.5	792.3	18.6	0.2	0.1	98,905.0	37.2
Multi-family residential mortgage loans	29,226.2	11.2	40.3	0.9	—	—	29,266.5	11.0
Total eligible collateral value	$261,323.3	100.0%	$4,270.0	100.0%	$158.9	100.0%	$265,752.2	100.0%
Total TCE	$100,922.4	98.4%	$1,608.4	1.6%	$69.0	—%	$102,599.8	100.0%
Number of members	161	85.6%	21	11.2%	6	3.2%	188	100.0%

	December 31, 2023
(dollars in millions)	Blanket Lien		Listing		Delivery		Total
	Amount	%	Amount	%	Amount	%	Amount	%
One-to-four single-family residential mortgage loans	$112,933.7	44.1%	$132.8	7.4%	$615.6	29.1%	$113,682.1	43.7%
High quality investment securities	14,066.9	5.5	1,264.3	70.1	786.1	37.2	16,117.3	6.2
ORERC/ CFI eligible collateral	101,065.6	39.4	373.2	20.7	644.4	30.4	102,083.2	39.3
Multi-family residential mortgage loans	28,092.9	11.0	32.8	1.8	70.3	3.3	28,196.0	10.8
Total eligible collateral value	$256,159.1	100.0%	$1,803.1	100.0%	$2,116.4	100.0%	$260,078.6	100.0%
Total TCE	$106,769.2	97.8%	$675.6	0.6%	$1,783.1	1.6%	$109,227.9	100.0%
Number of members	169	87.1%	15	7.7%	10	5.2%	194	100.0%

Credit and Counterparty Risk - Investments

The Bank is also subject to credit risk on investments consisting of money market investments and investment securities. The Bank considers a variety of credit quality factors when analyzing potential investments, including collateral performance, marketability, asset class or sector considerations, local and regional economic conditions, nationally recognized statistical organization (NRSRO) credit ratings, and/or the financial health of the underlying issuer.

Investment Quality and External Credit Ratings. The following tables present the Bank’s investment carrying values as of December 31, 2024 and December 31, 2023 based on the lowest credit rating from the NRSROs (Moody’s, S&P and Fitch).

	December 31, 2024 (1)
	Long-Term Rating
(in millions)	AAA	AA	A	BBB	Below Investment Grade	Unrated	Total
Money market investments:
Interest-bearing deposits	$—	$706.2	$2,015.2	$—	$—	$—	$2,721.4
Securities purchased under agreements to resell	—	4,000.0	2,280.0	—	—	—	6,280.0
Federal funds sold	—	1,714.0	950.0	—	—	—	2,664.0
Total money market investments	$—	$6,420.2	$5,245.2	$—	$—	$—	$11,665.4
Investment securities:
U.S. Treasury obligations	$—	$4,113.0	$—	$—	$—	$—	$4,113.0
GSE and TVA obligations	—	1,056.3	—	—	—	—	1,056.3
State or local agency obligations	$13.8	$155.5	$—	$—	$—	$—	$169.3
Total non-MBS	$13.8	$5,324.8	$—	$—	$—	$—	$5,338.6

U.S. obligations single-family MBS	$—	$2,348.4	$—	$—	$—	$—	$2,348.4
GSE single-family MBS	—	4,980.3	—	—	—	—	4,980.3
GSE multifamily MBS	—	6,794.6	—	—	—	—	6,794.6
Private label MBS	$3.9	$3.0	$9.3	$3.8	$33.8	$96.2	$150.0
Total MBS	$3.9	$14,126.3	$9.3	$3.8	$33.8	$96.2	$14,273.3
Total investments	$17.7	$25,871.3	$5,254.5	$3.8	$33.8	$96.2	$31,277.3

	December 31, 2023 (1)
	Long-Term Rating
(in millions)	AAA	AA	A	BBB	Below Investment Grade	Unrated	Total
Money market investments:
Interest-bearing deposits	$—	$—	$3,104.7	$—	$—	$—	$3,104.7
Securities purchased under agreements to resell	—	3,700.0	1,480.0	800.0	—	—	5,980.0
Federal funds sold	—	1,508.0	1,025.0	—	—	—	2,533.0
Total money market investments	$—	$5,208.0	$5,609.7	$800.0	$—	$—	$11,617.7
Investment securities:
U.S. Treasury obligations	$—	$3,676.0	$—	$—	$—	$—	$3,676.0
GSE and TVA obligations	—	1,201.0	—	—	—	—	1,201.0
State or local agency obligations	14.8	159.3	—	—	—	—	174.1
Total non-MBS	$14.8	$5,036.3	$—	$—	$—	$—	$5,051.1

U.S. obligations single-family MBS	$—	$2,147.3	$—	$—	$—	$—	$2,147.3
GSE single-family MBS	—	2,488.5	—	—	—	—	2,488.5
GSE multifamily MBS	—	6,523.1	—	—	—	—	6,523.1
Private label MBS	4.8	3.8	12.8	8.5	37.6	102.8	170.3
Total MBS	$4.8	$11,162.7	$12.8	$8.5	$37.6	$102.8	$11,329.2
Total investments	$19.6	$21,407.0	$5,622.5	$808.5	$37.6	$102.8	$27,998.0
Note:
(1) Balances exclude $5.3 million of interest-bearing deposits with FHLBank of Chicago at December 31, 2024 and $6.1 million at December 31, 2023, and total accrued interest of $58.7 million and $69.6 million at December 31, 2024 and December 31, 2023, respectively.

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

    As of December 31, 2024, the Bank had unsecured exposure to nine counterparties totaling $5.4 billion with five counterparties each exceeding 10% of the total exposure. The following table presents the Banks’ unsecured credit exposure with non-governmental counterparties by investment type at December 31, 2024 and December 31, 2023. The unsecured investment credit exposure presented may not reflect the average or maximum exposure during the period.

(in millions)
Carrying Value	December 31, 2024	December 31, 2023
Interest-bearing deposits (1)	$2,721.4	$3,104.7
Federal funds sold	2,664.0	2,533.0
Total	$5,385.4	$5,637.7
Note:
(1) Excludes $5.3 million of Interest-bearing deposits with FHLBank of Chicago at December 31, 2024 and $6.1 million at December 31, 2023.

    As of December 31, 2024, 40.4% of the Bank’s unsecured investment credit exposures were to U.S. branches and agency offices of foreign commercial banks. The Bank actively monitors its credit exposures and the credit quality of its counterparties, including an assessment of each counterparty’s financial performance, capital adequacy, sovereign support, and the current market perceptions of the counterparties. General macro-economic, political and market conditions may also be considered when deciding on unsecured exposure. As a result, the Bank may limit or suspend existing counterparties.

    Finance Agency regulations include limits on the amount of unsecured credit the Bank may extend to a counterparty or to a group of affiliated counterparties. This limit is based on a percentage of eligible regulatory capital and the counterparty’s overall internal credit rating. Under these regulations, the level of eligible regulatory capital is determined as the lesser of the Bank’s total regulatory capital or the eligible amount of regulatory capital of the counterparty. The eligible amount of regulatory capital is then multiplied by a stated percentage. This percentage is 1% to 15% and is based on the counterparty’s internal credit rating. The calculation of term extensions of unsecured credit includes on-balance sheet transactions, off-balance sheet commitments, and derivative transactions.

    Finance Agency regulation also permits the Bank to extend additional unsecured credit for overnight transactions and for sales of Federal funds subject to continuing contracts that renew automatically. For overnight exposures only, the Bank’s total unsecured exposure to a counterparty may not exceed twice the applicable regulatory limit, or a total of 2% to 30% of the eligible amount of regulatory capital, based on the counterparty's internal credit rating. As of December 31, 2024, the Bank was in compliance with the regulatory limits established for unsecured credit.

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

(in millions)
December 31, 2024 (1) (2)
	Carrying Value
Domicile of Counterparty	Investment Grade (3) (4)
	AA	A	Total
Domestic	$1,195.2	$2,015.2	$3,210.4
U.S. branches and agency offices of foreign commercial banks:
Australia	525.0	—	525.0
Canada	700.0	950.0	1,650.0
Total U.S. branches and agency offices of foreign commercial banks	1,225.0	950.0	2,175.0
Total unsecured investment credit exposure	$2,420.2	$2,965.2	$5,385.4

(in millions)
December 31, 2023 (1) (2)
	Carrying Value
Domicile of Counterparty	Investment Grade (3) (4)
	AA	A	Total
Domestic	$208.0	$3,354.7	$3,562.7
U.S. branches and agency offices of foreign commercial banks:
Australia	—	525.0	525.0
Canada	1,300.0	250.0	1,550.0
Total U.S. branches and agency offices of foreign commercial banks	1,300.0	775.0	2,075.0
Total unsecured investment credit exposure	$1,508.0	$4,129.7	$5,637.7
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
(4) Represents the NRSRO rating of the counterparty not the country. There were no AAA rated investments at December 31, 2024 or December 31, 2023.

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

(in millions)
December 31, 2024
Carrying Value
Domicile of Counterparty	Overnight	Due 2 days through 30 days	Due 31 days through 90 days	Total
Domestic	$3,210.4	$—	$—	$3,210.4
U.S. branches and agency offices of foreign commercial banks:
Australia	525.0	—	—	525.0
Canada	1,650.0	—	—	1,650.0
Total U.S. branches and agency offices of foreign commercial banks	2,175.0	—	—	2,175.0
Total unsecured investment credit exposure	$5,385.4	$—	$—	$5,385.4

(in millions)
December 31, 2023
Carrying Value
Domicile of Counterparty	Overnight	Due 2 days through 30 days	Due 31 days through 90 days	Total
Domestic	$3,562.7	$—	$—	$3,562.7
U.S. branches and agency offices of foreign commercial banks:
Australia	525.0	—	—	525.0
Canada	1,550.0	—	—	1,550.0
Total U.S. branches and agency offices of foreign commercial banks	2,075.0	—	—	2,075.0
Total unsecured investment credit exposure	$5,637.7	$—	$—	$5,637.7

U.S. Treasury Obligations. The Bank invests in U.S. Treasury obligations that are explicitly fully guaranteed by the U.S. government. This portfolio totaled $4.1 billion at December 31, 2024 and $3.7 billion at December 31, 2023.

Agency/GSE Securities and Agency/GSE MBS. The Bank invests in and is subject to credit risk related to securities issued by Federal Agencies or U.S. government corporations. In addition, the Bank invests in MBS issued by these same entities that are directly supported by underlying mortgage loans. Both the securities and MBS are either explicitly or implicitly guaranteed by the U.S. government. These portfolios totaled $15.2 billion at December 31, 2024 and $12.4 billion at December 31, 2023.

State and Local Agency Obligations. The Bank invests in and is subject to credit risk related to a portfolio of state and local agency obligations (i.e., Housing Finance Agency bonds) that are directly or indirectly supported by underlying mortgage loans. These portfolios totaled $169.3 million at December 31, 2024 and $174.1 million at December 31, 2023.

Private Label MBS. The Bank also holds investments in private label MBS, which are supported by underlying mortgage loans. The Bank made investments in private label MBS that were rated AAA at the time of purchase with the exception of one, which was rated AA. However, since the time of purchase, there have been significant ratings downgrades. In 2007, the Bank discontinued the purchase of private label MBS. The carrying value of the Bank’s private label MBS portfolio was $150.0 million at December 31, 2024 and $170.3 million at December 31, 2023.

Credit Losses. The Bank evaluates its private label MBS for expected credit losses quarterly, based on whether there is an expectation of a shortfall in receiving all cash flows contractually due. The Bank expects to receive all cash flows contractually due with respect to its HTM private label MBS and therefore has no ACL related to this portfolio. With respect to its AFS private label MBS, the Bank had an ACL of $14.2 million at December 31, 2024 and $12.0 million as of December 31, 2023. For its AFS private label MBS for which the Bank expects a shortfall, an ACL is recorded, limited to the amount of a security's unrealized loss. If the security is in an unrealized gain position, the ACL is zero.

The Bank recorded a provision for credit losses of $2.2 million and $3.5 million on its private label MBS in 2024 and 2023, respectively. Because the Bank does not intend to sell and will not be required to sell its AFS private label MBS with recorded credit losses before anticipated recovery of their amortized cost basis, the Bank did not write down any of its AFS private label MBS securities amortized cost basis for the difference between amortized cost and fair value.

For those AFS private label MBS with a credit loss previously recorded, when the Bank projects an increase in cash flows during its quarterly assessment of expected credit losses, the Bank will first reverse the ACL by recognizing a reversal for credit losses up to the amount of the ACL, if any. If the Bank projects a significant increase in cash flows, the Bank adjusts the accretable yield prospectively and recognizes the interest income over the remaining lives of the securities. The amount recognized in interest income on these securities was $8.6 million, $9.4 million and $12.1 million for 2024, 2023 and 2022, respectively.

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

The Bank had net mortgage loans held for portfolio of $4.8 billion and $4.7 billion at December 31, 2024 and December 31, 2023, respectively, after an allowance for credit losses of $2.4 million and $3.0 million, respectively. The Bank maintains portfolio level limits and thresholds to monitor and control certain MPF portfolio characteristics including, but not limited to, geographic concentrations, aggregate portfolio size and pricing attributes, and exposures from any single PFI. The tables and graphs below present additional mortgage loan portfolio statistics including par value balances of the MPF portfolio categorized by product. The data in the FICO and LTV ratio range graphs is based on original FICO scores and LTV ratios and unpaid principal balance for the loans remaining in the portfolio at December 31, 2024 and December 31, 2023. The geographic breakdown graphs are also based on the unpaid principal balance at December 31, 2024 and December 31, 2023.

(dollars in millions)	December 31, 2024		December 31, 2023
	Balance	% of Total	Balance	% of Total
Conventional loans:
MPF 35	$2,728.8	57.2%	$2,544.3	54.8%
MPF Original	1,849.3	38.8	1,878.4	40.5
MPF Plus	99.2	2.1	117.3	2.5
Total conventional loans	$4,677.3	98.1%	$4,540.0	97.8%
Government-insured loans:
MPF Government	92.3	1.9	103.6	2.2
Total par value	$4,769.6	100.0%	$4,643.6	100.0%

(dollars in millions)	2024	2023
Mortgage loans interest income	$168.6	$148.4
Average mortgage loans portfolio balance	$4,748.7	$4,616.3
Average yield	3.55%	3.22%
Weighted average coupon (WAC)	4.13%	3.82%
Weighted average estimated life (WAL)	8.0 years	7.8 years

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

The following types of mortgage loans are not eligible for delivery under the MPF Program: (1) mortgage loans that are not ratable by S&P; (2) mortgage loans not meeting the MPF Program eligibility requirements as set forth in the MPF Guides and agreements; and (3) mortgage loans that are classified as high cost, high rate, Home Ownership and Equity Protection Act loans, or loans in similar categories defined under predatory lending or abusive lending laws.

Under the MPF Program, the FHLBank of Chicago (in its role as MPF Provider) and the PFI both conduct quality assurance reviews on a sample of the conventional mortgage loans to ensure compliance with MPF Program requirements. The PFI may be required to repurchase at book value the individual loans which fail these reviews. Subsequent to this quality assurance review, any loans which are discovered to breach representations and warranties may be required to be repurchased by the PFI. Additionally, MPF Government residential mortgage loans which are 90 days or more past due are contractually permitted to be repurchased by the PFI. For 2024 and 2023, the Bank repurchased conventional and government mortgage loans of $4.2 million or 0.8% and $5.9 million or 1.2%, respectively, of total funded loans.

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

By credit enhancing each master commitment, the PFI maintains an interest in the performance of the mortgage loans it sells to the Bank and may service for the Bank. For managing this risk, the PFI is paid a monthly CE fee by the Bank. CE fees are recorded as an offset to mortgage loan net interest income in the Statements of Income. For 2024 and 2023, CE fees were $5.7 million and $5.4 million, respectively. Performance-based CE fees paid are reduced by losses absorbed through the FLA, where applicable.

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

The following table presents the outstanding balances in the FLAs for the MPF Original, MPF Plus, and MPF 35 products.

(in millions)	MPF 35	MPF Original	MPF Plus	Total
December 31, 2024	$20.1	$9.3	$14.9	$44.3
December 31, 2023	18.8	8.6	14.9	42.3

Mortgage Insurers. The Bank’s MPF Program currently has credit exposure to ten mortgage insurance companies which provide PMI and/or Supplemental Mortgage Insurance (SMI) for the Bank’s various products. To be active, the mortgage insurance company must be approved as a qualified insurer in accordance with the Finance Agency regulations. At least every two years, the Bank reviews the qualified insurers to determine if they continue to meet the financial and operational standards set by the Bank.

When a conventional mortgage loan requires PMI, the MPF Program modeling applied to the Bank’s acquisitions requires additional CE from the PFI to compensate for the mortgage insurer rating when it is below BBB+. The unpaid principal balance and maximum coverage outstanding for seriously delinquent loans with PMI as of December 31, 2024 was $7.8 million and $2.4 million, respectively. The corresponding amounts at December 31, 2023 were $8.5 million and $2.6 million.

The MPF Plus product required SMI under the MPF Program when each pool was established. At December 31, 2024, five of the 14 MPF Plus pools still have SMI policies in place. The Bank does not currently offer the MPF Plus product and has not purchased loans under MPF Plus Commitments since July 2006. Per MPF Program guidelines, the existing MPF Plus product exposure is required to be secured by the PFI once the SMI company is rated below AA-. As of December 31, 2024, all of the SMI exposure is fully collateralized.

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

Uncleared Derivatives. The Bank is subject to the risk of non-performance by counterparties to its uncleared derivative transactions. The Bank requires collateral on uncleared derivative transactions. Generally, the Bank’s ISDA agreements for uncleared derivatives have collateral delivery thresholds set to zero (subject to minimum transfer amounts). The Bank has a small number of legacy trades that require collateral amounts from its counterparties based on credit rating. As a result of these risk mitigation initiatives, the Bank does not anticipate any credit losses on its uncleared derivative transactions with counterparties as of December 31, 2024. The Bank’s total net credit exposure to uncleared derivative counterparties is immaterial.

Credit risk related to uncleared derivatives may be further mitigated by the exchange of initial margin with the Bank’s derivative counterparties. However, as of December 31, 2024, the Bank did not exceed initial margin thresholds with any of its counterparties and was not required to post initial margin. If the Bank’s aggregate uncleared derivative transactions exposure to a counterparty exceeds the applicable threshold, certain investment securities are required to be posted and held at a third-party custodian.

Cleared Derivatives. The Bank is subject to credit risk exposure to the Clearing Houses and its clearing agents. The requirement that the Bank post initial margin and exchange variation margin settlement payments, through its clearing agents, to the Clearing Houses, exposes the Bank to institutional credit risk in the event that a clearing agent or a Clearing House fails to meet its obligations. Initial margin is the amount calculated based on anticipated exposure to future changes in the value of a swap and protects the Clearing Houses from market risk in the event of default by one of its clearing agents. Variation margin is the amount accumulated through daily settlement of the current exposure arising from changes in the market value of the position since the trade was executed. The Bank’s use of cleared derivatives is intended to mitigate credit risk exposure because a central counterparty is substituted for individual counterparties and collateral postings and variation margin settlement payments are made daily for changes in the value of cleared derivatives through a clearing agent. The Bank does not anticipate any credit losses on its cleared derivatives as of December 31, 2024.

The contractual or notional amount of derivative transactions reflects the involvement of the Bank in the various classes of financial instruments. The maximum credit risk of the Bank with respect to derivative transactions is the estimated cost of replacing the derivative transactions if there is a default, minus the value of any related collateral, including initial margin and variation margin settlements on cleared derivatives. In determining maximum credit risk, the Bank considers accrued interest receivables and payables as well as the netting requirements to net assets and liabilities. The following table presents the derivative positions with non-member counterparties and member institutions to which the Bank has credit exposure at December 31, 2024 and December 31, 2023.

(in millions)	December 31, 2024
Credit Rating (1)	Notional Amount	Fair Value Before Collateral	Cash Collateral Pledged To (From) Counterparties	Net Credit Exposure to Counterparties
Non-member counterparties
Asset positions with credit exposure:
Uncleared derivatives
A	$325.0	$0.9	$(0.7)	$0.2
Cleared derivatives	31,931.0	2.5	350.0	352.5
Liability positions with credit exposure:
Uncleared derivatives
AA	823.0	(33.7)	33.8	0.1
A	1,820.0	(60.5)	61.3	0.8
Total derivative positions with credit exposure to non-member counterparties	$34,899.0	$(90.8)	$444.4	$353.6
Member institutions (2)	20.6	—	—	—
Total	$34,919.6	$(90.8)	$444.4	$353.6
Derivative positions without credit exposure	15,415.5
Total notional	$50,335.1

(in millions)	December 31, 2023
Credit Rating (1)	Notional Amount	Fair Value Before Collateral	Cash Collateral Pledged To (From) Counterparties	Net Credit Exposure to Counterparties
Non-member counterparties
Asset positions with credit exposure:
Uncleared derivatives
AA	$200.0	$0.1	$—	$0.1
A	30.0	0.2	—	0.2
Cleared derivatives	$48,421.1	$4.3	$403.6	$407.9
Liability positions with credit exposure:
Uncleared derivatives
BBB	$7,263.1	$(79.6)	$79.7	$0.1
Total derivative positions with credit exposure to non-member counterparties	$55,914.2	$(75.0)	$483.3	$408.3
Member institutions (2)	30.0	0.2	—	0.2
Total	$55,944.2	$(74.8)	$483.3	$408.5
Derivative positions without credit exposure	29,453.0
Total notional	$85,397.2
Notes:
(1) This table does not reflect any changes in rating, outlook or watch status occurring after December 31, 2024. The ratings presented in this table represent the lowest long-term counterparty credit rating available for each counterparty based on the NRSROs used by the Bank.
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

Liquidity and Funding Risk

As a wholesale bank, the Bank employs financial strategies which enable it to expand and contract its assets, liabilities and capital in response to changes in member credit demand, membership composition and other market factors. In addition, the Bank is required to maintain a level of liquidity in accordance with the FHLBank Act, Finance Agency regulations and policies established by its management and Board. The Bank’s liquidity resources are designed to support these strategies and requirements through a focus on maintaining a liquidity and funding balance between its financial assets and financial liabilities.

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

Consolidated Obligations. The Bank’s ability to operate its business, meet its obligations and generate net interest income depends primarily on the ability to issue large amounts of various debt structures at attractive rates. Consolidated obligation bonds and discount notes, along with member deposits and capital, represent the primary funding sources used by the Bank to support its asset base. Consolidated obligations benefit from the Bank’s GSE status; however, they are not obligations of the U.S., and the U.S. government does not guarantee them. Consolidated obligation bonds and discount notes are rated Aaa with negative outlook/P-1 by Moody’s and AA+ with stable outlook/A-1+ by S&P as of December 31, 2024. These ratings measure the likelihood of timely payment of principal and interest. See Note 9 - Consolidated Obligations of the audited financial statements in Item 8. Financial Statements and Supplementary Data in this Form 10-K for additional information regarding the Bank’s consolidated obligations.

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

The Bank’s access to the capital markets has never been interrupted to the extent the Bank’s ability to meet its membership needs and obligations was compromised, and the Bank currently has no reason to believe that its ability to issue consolidated obligations will be impeded to that extent. Specifically, the Bank’s sources of contingency liquidity include maturing overnight and short-term investments, maturing advances, unencumbered repurchase-eligible assets, trading securities, AFS securities, and MBS repayments. Uses of contingency liquidity include net settlements of consolidated obligations, member loan commitments, mortgage loan purchase commitments, deposit outflows and maturing other borrowed funds. Excess contingency liquidity is calculated as the difference between sources and uses of contingency liquidity. Excess contingency liquidity as of December 31, 2024 and December 31, 2023 was approximately $32.4 billion and $32.0 billion, respectively.

    The OF has developed a standard methodology for the allocation of the proceeds from the issuance of consolidated obligations when consolidated obligations cannot be issued in sufficient amounts to satisfy all FHLBank demand for funding during periods of financial distress and when its existing allocation processes are deemed insufficient. In general, this methodology provides that the proceeds in such circumstances will be allocated among the FHLBanks based on relative FHLBank total regulatory capital unless the OF determines that there is an overwhelming reason to adopt a different allocation method. As is the case during any instance of a disruption in the Bank’s ability to access the capital markets, market conditions or this allocation could adversely impact the Bank’s ability to finance operations, which could thereby adversely impact its financial condition and results of operations.

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

    Funding and Debt Issuance. Changes or disruptions in the capital markets could limit the Bank’s ability to issue consolidated obligations, which could impact the Bank’s liquidity and cost of funds. During 2024, the Bank maintained continual access to funding. Access to short-term debt markets has been reliable because investors, driven by increased liquidity preferences and risk aversion have sought the FHLBank’s short-term debt as an asset of choice. The FHLBanks have maintained comparatively stable access to funding through a diverse investor base at relatively favorable spreads to U.S. Treasury rates. Changes or disruptions in the capital markets could limit the Bank’s ability to issue consolidated obligations, which could impact the Bank’s liquidity and cost of funds.

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

    Regulatory Liquidity Requirements. The Bank is required to maintain a level of liquidity in accordance with certain Finance Agency guidance. Under these policies and guidelines, the Bank is required to maintain contingency liquidity to meet liquidity needs in an amount at least equal to its anticipated net cash outflows under certain scenarios. One scenario assumes that the Bank cannot access the capital markets for a period of 20 days and during that time members would renew any maturing, prepaid or called advances. In addition, the Bank is required to perform and report to the Finance Agency the results of an annual liquidity stress test. During 2024, the Bank was in compliance with these liquidity requirements.

Negative Pledge Requirement. Finance Agency regulations require the Bank to maintain qualifying assets free from any lien or pledge in an amount at least equal to its portion of the total consolidated obligations outstanding issued on its behalf. Qualifying assets meeting the negative pledge requirement are defined as: (1) cash; (2) obligations of, or fully guaranteed by, the United States; (3) secured advances; (4) mortgages which have any guaranty, insurance or commitment from the United States or a Federal agency; and (5) investments described in Section 16(a) of the FHLBank Act, which includes securities that a fiduciary or trust fund may purchase under the laws of any of the three states in which the Bank operates. The Bank held total negative pledge qualifying assets in excess of total consolidated obligations of $0.5 billion at December 31, 2024 and $0.5 billion at December 31, 2023. The FHLBanks will continue to be required to operate individually and collectively to ensure that consolidated obligations maintain a high level of acceptance and are perceived by investors as presenting a low level of credit risk.

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

Consolidated obligation bonds and discount notes outstanding for each of the FHLBanks acting as primary obligor are presented in the following table, exclusive of combining adjustments. The Bank’s total consolidated obligation bonds and discount notes represented 8.4% at December 31, 2024 and 8.7% at December 31, 2023 of the total FHLBank System consolidated obligations.

	December 31, 2024			December 31, 2023
		Discount			Discount
(in millions - par value)	Bonds	Notes	Total	Bonds	Notes	Total
Atlanta	$104,416.2	$32,367.8	$136,784.0	$117,052.6	$26,241.1	$143,293.7
Boston	48,742.0	18,661.8	67,403.8	41,092.9	22,151.0	63,243.9
Chicago	83,170.3	36,920.6	120,090.9	82,375.4	28,282.6	110,658.0
Cincinnati	103,742.6	19,602.1	123,344.7	91,572.0	23,837.7	115,409.7
Dallas	97,291.0	21,859.4	119,150.4	111,110.2	8,658.8	119,769.0
Des Moines	88,588.0	65,250.2	153,838.2	116,963.3	55,288.0	172,251.3
Indianapolis	53,860.4	25,293.5	79,153.9	49,827.1	22,737.4	72,564.5
New York	81,070.0	68,467.9	149,537.9	98,645.6	48,657.9	147,303.5
Pittsburgh	88,295.4	11,777.4	100,072.8	91,405.7	13,806.1	105,211.8
San Francisco	58,552.4	14,460.4	73,012.8	64,976.6	19,321.5	84,298.1
Topeka	56,060.6	14,518.4	70,579.0	49,409.4	20,903.1	70,312.5
Total FHLBank System	$863,788.9	$329,179.5	$1,192,968.4	$914,430.8	$289,885.2	$1,204,316.0

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

Business areas retain primary responsibility for identifying, assessing and reporting their operational risks. To assist them in discharging this responsibility and to ensure that operational risk is managed consistently throughout the organization, the Bank has an operational risk management framework, which includes quantitative and qualitative key risk indicators and an annual bottom-up risk assessment, as well as a Bank-wide compliance program designed to promote awareness of compliance requirements and monitor compliance activities. Some operational risk may also result from external factors, such as the failure of other parties with which the Bank conducts business to adequately address their own operational risks (see additional discussion below). In addition, the Bank’s Internal Audit department reports directly to the Audit Committee of the Board and regularly monitors compliance with established policies and procedures.

The Bank relies on third-party vendors and other service providers for ongoing support of business activities. Disruption or failure of service or breach of security at a vendor or other service provider could impact the Bank’s ability to conduct business or expose the Bank to fraud, financial loss, damage to the Bank’s reputation or loss of intellectual property or confidential information. The Bank has processes in place to manage vendor and third-party risks. The Bank is also exposed to the risk that a catastrophic event could result in significant business disruption and an inability to process transactions through normal business processes. To mitigate this risk and support the Bank’s resiliency, the Bank maintains and tests business continuity plans and has established backup capabilities away from its headquarters. The Bank also has a reciprocal backup agreement in place with another FHLBank to provide its members short-term loans and debt servicing in the event that Pittsburgh facilities are inoperable. The results of the Bank’s periodic business continuity tests as well as various tabletop and crisis management exercises are presented to the Board. Management can make no assurances that these measures will be sufficient to respond to the full range of catastrophic events that might occur.

    The Bank’s business is dependent upon its ability to effectively exchange and process information using its computer information systems. The Bank’s products and services require a complex and sophisticated computing environment, which includes SaaS, IaaS, licensed or purchased software and custom-developed software. The effectiveness and efficiency of the Bank’s operations is dependent upon the continued functionality of technology solutions and systems, which may require ongoing expenditures, as well as the ability to sustain ongoing operations during technology implementations, upgrades or patches. If the Bank were unable to sustain its technological capabilities or implement new or emerging technologies, such as AI, it may not be able to remain competitive, and its business, financial condition and profitability may be significantly compromised. To advance its disaster recovery and continuous operations, the Bank continues to take steps to review and improve its processes and resiliency through its business continuity plan. Nonetheless, the Bank cannot guarantee the effectiveness of its business continuity plan or other related policies, procedures and systems to protect the Bank in any particular future situation.

The Bank maintains insurance, including director and officer liability protection and coverage for cyber/breach response, as well as other insurance protection, as deemed appropriate. The Bank regularly reviews its insurance coverage for adequacy as well as the financial claims-paying ability of its insurance carriers.

Business Risk. Business risk is the possibility of an adverse impact on the Bank’s profitability or financial or business strategies resulting from external factors that may occur in the short-term and/or long-term. This risk includes the potential for strategic business constraints to be imposed through regulatory, legislative or political changes. Examples of external factors may include, but are not limited to: financial services industry consolidation, a declining membership base, concentration of borrowing among members, the introduction of new competing products and services, increased non-Bank competition, weakening of the FHLBank System’s GSE status, changes in the deposit and mortgage markets for the Bank’s members, changes that could occur as a result of new legislation or new or changed regulatory guidance, reputation of the FHLBanks including among members, regulators and legislators, geopolitical instability, climate change and other factors that may have a significant direct or indirect impact on the ability of the Bank to achieve its mission and strategic objectives. The Bank’s various Risk Management Committees monitor economic indicators and the external environment in which the Bank operates for alignment with the Bank’s risk appetite. A discussion of various Bank risks is also included in Item 1A. Risk Factors in this Form 10-K.

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

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. The Bank’s management assessed the effectiveness of the Bank’s internal control over financial reporting as of December 31, 2024. In making this assessment, it used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in the Internal Control-Integrated Framework (2013). Based on its assessment, management of the Bank determined that as of December 31, 2024, the Bank’s internal control over financial reporting was effective based on those criteria.

The effectiveness of the Bank’s internal control over financial reporting as of December 31, 2024 has been audited by PricewaterhouseCoopers LLP, the Bank’s independent registered public accounting firm, as stated in their report that follows.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of the Federal Home Loan Bank of Pittsburgh

Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying statements of condition of the Federal Home Loan Bank of Pittsburgh (the “FHLBank”) as of December 31, 2024, and 2023, and the related statements of income, comprehensive income, changes in capital and cash flows for each of the three years in the period ended December 31, 2024, including the related notes (collectively referred to as the “financial statements”). We also have audited the FHLBank’s internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the FHLBank as of December 31, 2024, and 2023, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2024, in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the FHLBank maintained, in all material respects, effective internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO.

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

Valuation of Interest-Rate Related Derivatives and Hedged Items

As described in Notes 7 and 14 to the financial statements, the FHLBank uses derivatives to manage its exposure to interest-rate risks and reduce funding costs, among other objectives. The total notional amount of derivatives as of December 31, 2024 was $50.3 billion, of which 90% were designated as hedging instruments, and the fair value of derivative assets and liabilities as of December 31, 2024 was $353.6 million and $8.7 million, respectively. The fair values of interest-rate related derivatives and hedged items are estimated using standard valuation techniques such as discounted cash flow analysis and comparisons to similar instruments. The discounted cash flow analysis uses market-observable inputs, such as discount rate, forward interest rate, and volatility assumptions.

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
March 5, 2025

We have served as the FHLBank’s auditor since 1990.

Federal Home Loan Bank of Pittsburgh
Statements of Income

	Year Ended December 31,
(in thousands)	2024	2023	2022
Interest income:
Advances	$4,095,951	$4,218,997	$992,336
Interest-bearing deposits	200,702	205,810	47,166
Securities purchased under agreements to resell	413,493	310,929	53,294
Federal funds sold	164,300	192,858	81,947
Trading securities	6,127	8,200	7,426
Available-for-sale (AFS) securities	984,269	720,973	264,785
Held-to-maturity (HTM) securities	54,235	39,992	27,965
Mortgage loans held for portfolio	168,642	148,432	135,086
Total interest income	6,087,719	5,846,191	1,610,005
Interest expense:
Consolidated obligations - discount notes	601,437	1,118,881	464,352
Consolidated obligations - bonds	4,664,926	3,953,400	775,104
Deposits	34,942	33,143	11,000
Mandatorily redeemable capital stock and other borrowings	2,421	2,460	2,056
Total interest expense	5,303,726	5,107,884	1,252,512
Net interest income	783,993	738,307	357,493
Provision (reversal) for credit losses	2,052	3,401	5,796
Net interest income after provision (reversal) for credit losses	781,941	734,906	351,697
Noninterest income (loss):
Net gains (losses) on investment securities (Note 4)	261	3,947	(28,993)
Net gains (losses) on derivatives (Note 7)	8,516	(70)	14,244
Standby letters of credit fees	34,844	30,969	24,722
Other, net	4,423	1,983	1,322
Total noninterest income (loss)	48,044	36,829	11,295
Other expense:
Compensation and benefits	63,260	58,656	51,569
Other operating	48,376	41,839	36,235
Finance Agency	8,641	7,015	5,218
Office of Finance	7,453	6,008	5,780
Voluntary contributions	49,196	11,748	11,712
Total other expense	176,926	125,266	110,514
Income before assessments	653,059	646,469	252,478
Affordable Housing Program (AHP) assessment (Note 10)	65,544	64,880	25,410
Net income	$587,515	$581,589	$227,068

The accompanying notes are an integral part of these financial statements.

Federal Home Loan Bank of Pittsburgh
Statements of Comprehensive Income

	Year ended December 31,
(in thousands)	2024	2023	2022
Net income	$587,515	$581,589	$227,068
Other comprehensive income (loss):
Net unrealized gains (losses) on AFS securities	43,689	(6,456)	(180,423)
Realized (gains) losses on AFS securities included in net income	—	(489)	(509)
Pension and post-retirement benefits	(1,721)	984	4,214
Total other comprehensive income (loss)	41,968	(5,961)	(176,718)
Total comprehensive income (loss)	$629,483	$575,628	$50,350

The accompanying notes are an integral part of these financial statements.

Federal Home Loan Bank of Pittsburgh
Statements of Condition

	December 31,
(in thousands)	2024	2023
ASSETS
Cash and due from banks (Note 3)	$17,340	$11,509
Interest-bearing deposits (Note 4)	2,726,628	3,110,803
Securities purchased under agreements to resell (Note 4)	6,280,000	5,980,000
Federal funds sold (Note 4)	2,664,000	2,533,000
Investment securities: (Note 4)
Trading securities	149,153	217,722
AFS securities, net; amortized cost of $18,207,176 and $14,907,783	18,163,843	14,822,933
HTM securities; fair value of $1,219,392 and $1,272,746	1,298,808	1,339,759
Total investment securities	19,611,804	16,380,414
Advances (Note 5)	69,873,233	78,431,508
Mortgage loans held for portfolio, net (Note 6)	4,816,452	4,697,752
Accrued interest receivable	469,154	517,361
Derivative assets (Note 7)	353,629	408,507
Other assets	114,509	76,791
Total assets	$106,926,749	$112,147,645

LIABILITIES AND CAPITAL
Liabilities
Deposits (Note 8)	$774,883	$636,726
Consolidated obligations (Note 9)
Discount notes	11,685,159	13,683,580
Bonds	87,965,104	90,801,032
Total consolidated obligations	99,650,263	104,484,612
Mandatorily redeemable capital stock (Note 11)	7,025	27,874
Accrued interest payable	540,958	753,663
AHP payable (Note 10)	160,654	116,338
Derivative liabilities (Note 7)	8,666	7,334
Other liabilities	150,232	441,360
Total liabilities	101,292,681	106,467,907
Commitments and contingencies (Note 15)
Capital (Note 11)
Capital stock - Class B putable ($100 par value) issued and outstanding shares 35,617 and 39,205	3,561,712	3,920,530
Retained earnings:
Unrestricted	1,370,000	1,216,323
Restricted	732,876	615,373
Total retained earnings	2,102,876	1,831,696
Accumulated Other Comprehensive Income (Loss) (AOCI)	(30,520)	(72,488)
Total capital	5,634,068	5,679,738
Total liabilities and capital	$106,926,749	$112,147,645

The accompanying notes are an integral part of these financial statements.

Federal Home Loan Bank of Pittsburgh
Statements of Cash Flows

	Year Ended December 31,
(in thousands)	2024	2023	2022
OPERATING ACTIVITIES
Net income	$587,515	$581,589	$227,068
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization (accretion)	(74,875)	(74,974)	152,040
Net change in derivative and hedging activities	150,566	(389,768)	825,987
Net realized losses (gains) from sales of AFS securities	—	(489)	(509)
Net change in fair value adjustments on trading securities	(261)	(3,458)	29,502
Other adjustments, net	4,002	6,419	7,548
Net change in:
Accrued interest receivable	48,757	(206,581)	(239,133)
Other assets	(17,924)	(18,312)	1,855
Accrued interest payable	(212,701)	466,145	228,423
Other liabilities	99,795	81,812	3,309
Total adjustments	(2,641)	(139,206)	1,009,022
Net cash provided by (used in) operating activities	$584,874	$442,383	$1,236,090
INVESTING ACTIVITIES
Net change in:
Interest-bearing deposits (including $801, $(956) and $290 (to)/from other FHLBanks)	$578,828	$(327,553)	$(2,856,713)
Securities purchased under agreements to resell	(300,000)	(2,780,000)	(1,530,000)
Federal funds sold	(131,000)	517,000	(1,075,000)
Trading securities:
Proceeds	68,950	200,000	15,000
Purchases	—	(199,178)	(14,944)
AFS securities:
Proceeds (includes $0, $798,200 and $577,197 from sales)	1,607,046	2,887,020	2,205,312
Purchases	(5,281,480)	(4,967,548)	(2,622,328)
HTM securities:
Proceeds	235,620	140,848	355,881
Purchases	(197,236)	(525,628)	(101,553)
Advances:
Repaid	439,481,764	696,844,542	308,278,196
Originated	(430,862,201)	(706,266,366)	(363,428,429)
Mortgage loans held for portfolio:
Principal collected	380,029	365,339	614,770
Purchases	(511,504)	(480,933)	(546,455)
Other investing activities, net	(24,400)	(753)	822
Net cash provided by (used in) investing activities	$5,044,416	$(14,593,210)	$(60,705,441)

Federal Home Loan Bank of Pittsburgh Statements of Cash Flows (continued)

	Year Ended December 31,
(in thousands)	2024	2023	2022
FINANCING ACTIVITIES
Net change in deposits	$137,558	$90,928	$(532,652)
Net proceeds from issuance of consolidated obligations:
Discount notes	531,107,042	633,148,413	353,808,520
Bonds	118,721,404	98,541,919	47,131,803
Payments for maturing and retiring consolidated obligations:
Discount notes	(533,058,251)	(653,169,662)	(330,717,062)
Bonds	(121,835,210)	(64,668,610)	(12,753,625)
Proceeds from issuance of capital stock	4,075,045	5,327,534	5,326,056
Payments for repurchase/redemption of capital stock	(4,428,043)	(4,821,728)	(3,118,892)
Payments for repurchase/redemption of mandatorily redeemable capital stock	(26,669)	(13,570)	(503)
Cash dividends paid	(316,335)	(286,130)	(89,242)
Net cash provided by (used in) financing activities	$(5,623,459)	$14,149,094	$59,054,403
Net increase (decrease) in cash and due from banks	$5,831	$(1,733)	$(414,948)
Cash and due from banks at beginning of the period	11,509	13,242	428,190
Cash and due from banks at end of the period	$17,340	$11,509	$13,242
Supplemental disclosures:
Cash activities:
Interest paid	$5,446,038	$4,841,331	$874,226
Non-cash activities:
Capital stock reclassified to mandatorily redeemable capital stock	5,820	13,681	5,809

The accompanying notes are an integral part of these financial statements.

Federal Home Loan Bank of Pittsburgh
Statements of Changes in Capital
Years Ended December 31, 2024, 2023, and 2022

	Capital Stock - Putable		Retained Earnings
(in thousands)	Shares	Par Value	Unrestricted	Restricted	Total	AOCI	Total Capital
December 31, 2021	12,270	$1,227,050	$941,033	$457,378	$1,398,411	$110,191	$2,735,652
Comprehensive income (loss)	—	—	185,391	41,677	227,068	(176,718)	50,350
Issuance of capital stock	53,261	5,326,056	—	—	—	—	5,326,056
Repurchase/redemption of capital stock	(31,189)	(3,118,892)	—	—	—	—	(3,118,892)
Stock reclassified to mandatorily redeemable capital stock	(58)	(5,809)	—	—	—	—	(5,809)
Cash dividends	—	—	(89,242)	—	(89,242)	—	(89,242)
December 31, 2022	34,284	$3,428,405	$1,037,182	$499,055	$1,536,237	$(66,527)	$4,898,115

	Capital Stock - Putable		Retained Earnings
(in thousands)	Shares	Par Value	Unrestricted	Restricted	Total	AOCI	Total Capital
December 31, 2022	34,284	$3,428,405	$1,037,182	$499,055	$1,536,237	$(66,527)	$4,898,115
Comprehensive income (loss)	—	—	465,271	116,318	581,589	(5,961)	575,628
Issuance of capital stock	53,275	5,327,534	—	—	—	—	5,327,534
Repurchase/redemption of capital stock	(48,217)	(4,821,728)	—	—	—	—	(4,821,728)
Stock reclassified to mandatorily redeemable capital stock	(137)	(13,681)	—	—	—	—	(13,681)
Cash dividends	—	—	(286,130)	—	(286,130)	—	(286,130)
December 31, 2023	39,205	$3,920,530	$1,216,323	$615,373	$1,831,696	$(72,488)	$5,679,738

	Capital Stock - Putable		Retained Earnings
(in thousands)	Shares	Par Value	Unrestricted	Restricted	Total	AOCI	Total Capital
December 31, 2023	39,205	$3,920,530	$1,216,323	$615,373	$1,831,696	$(72,488)	$5,679,738
Comprehensive income (loss)	—	—	470,012	117,503	587,515	41,968	629,483
Issuance of capital stock	40,750	4,075,045	—	—	—	—	4,075,045
Repurchase/redemption of capital stock	(44,280)	(4,428,043)	—	—	—	—	(4,428,043)
Stock reclassified to mandatorily redeemable capital stock	(58)	(5,820)	—	—	—	—	(5,820)
Cash dividends	—	—	(316,335)	—	(316,335)	—	(316,335)
December 31, 2024	$35,617	$3,561,712	$1,370,000	$732,876	$2,102,876	$(30,520)	$5,634,068

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

Segment Reporting. The Bank engages in its business activities to provide funding, liquidity, and services to its members and manages its operations as one Bank-wide operating segment. The Bank’s chief operating decision maker (CODM) is the Executive Committee, comprised of the Bank’s executive officers. The CODM primarily uses net income when assessing financial performance and allocating resources, including for budget analysis and benchmarking purposes. For additional information regarding other items reported to the CODM, including significant expenses, refer to the Bank’s Statements of Income, Statements of Condition, and the Notes to Financial Statements.

The Bank’s net income is primarily attributable to net interest income - the difference between the interest income earned on advances, mortgage loans, and investments, and the interest expense accrued on consolidated obligations. The Bank manages risk and monitors financial performance across the entire Statement of Condition, which is comprised of total assets and total liabilities. Significant accounting policies related to the Bank’s activities are described in the Significant Accounting Policies section in this Note 1 – Summary of Significant Accounting Policies.

The Bank’s major customers include members with revenue in excess of 10% of the Bank’s total revenue, which includes interest income and noninterest income. For the years ended December 31, 2024, 2023 and 2022, the Bank had two major customers with total revenue of $2.6 billion, $2.5 billion, and $0.7 billion, respectively.

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

Notes to Financial Statements (continued)
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

Available-for-Sale (AFS). Securities that are not classified as HTM or trading are classified as AFS and are carried at fair value. The Bank records changes in the fair value of these securities not in qualifying fair value hedging relationships in AOCI. For AFS securities that have been hedged and qualify as a fair value hedge, the Bank records the portion of the change in the fair value of the investment related to the risk being hedged in interest income within the “AFS securities” section together with the related change in the fair value of the derivative and records the remainder of the change in the fair value of the investment in AOCI as “Net unrealized gains (losses) on AFS securities.”

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

Notes to Financial Statements (continued)
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

Notes to Financial Statements (continued)
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

Notes to Financial Statements (continued)
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

Two approaches to hedge accounting include:

•Long-haul hedge accounting. The application of long-haul hedge accounting requires the Bank to formally assess (both at the hedge’s inception and at least quarterly) whether the derivatives that are used in hedging transactions have been highly effective in offsetting changes in the fair value of hedged items or forecasted transactions attributable to the hedged risk and whether those derivatives may be expected to remain highly effective in future periods. For fair value hedges, the Bank employs regression-based testing prospectively based on valuations derived from historical and current market data. After the initial quantitative effectiveness assessment, the Bank may perform subsequent effectiveness assessments on a qualitative basis if certain criteria are met.
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

Derivatives are typically executed at the same time as the hedged item, and the Bank designates the hedged item in a qualifying hedging relationship at the trade date. In many hedging relationships, the Bank may designate the hedging relationship upon its commitment to disburse an advance or trade a consolidated obligation in which settlement occurs within normal market settlement conventions. The Bank then records the changes in fair value of the derivative and the hedged item beginning on the trade date.

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

Notes to Financial Statements (continued)
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

Embedded Derivatives. The Bank may issue debt, make advances, or purchase financial instruments in which a derivative instrument is “embedded.” Upon execution of these transactions, the Bank assesses whether the economic characteristics of the embedded derivative are clearly and closely related to the economic characteristics of the remaining component of the debt, advance or purchased financial instrument (the host contract) and whether a separate, non-embedded instrument with the same terms as the embedded instrument would meet the definition of a derivative instrument. The embedded derivative is separated from the host contract, carried at fair value, and designated as a stand-alone derivative instrument (pursuant to an economic hedge) when the Bank determines that certain criteria are met. The Bank had no embedded derivatives requiring separation from the host contract at December 31, 2024 or 2023.

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

At December 31, 2024 and 2023, premises, software, and equipment, net of accumulated depreciation and amortization were $19.8 million and $3.0 million, respectively. For the years ended December 31, 2024, 2023, and 2022, the related depreciation and amortization expense was $2.4 million, $2.9 million, and $3.8 million, respectively.

    Cloud Computing Arrangements (CCAs), also known as Software as a Service (SaaS), are assessed for whether they should be accounted for as software or a service contract. CCAs accounted for as service contracts are expensed as incurred or may be recognized as a CCA (i.e., prepaid) asset, if appropriate. CCA assets are amortized over the estimated term of their service contracts. Implementation costs related to CCAs are recorded as a CCA asset and amortized over the remaining term of its service contract when ready for its intended use. CCA assets, including related implementation costs, are recorded in Other assets on the Statements of Condition. At December 31, 2024 and 2023, CCAs accounted for as a service contract, net of accumulated amortization were $16.9 million and $17.0 million, respectively. For the years ended December 31, 2024, 2023, and 2022, the related amortization expenses were $3.2 million, $1.2 million, and $1.0 million, respectively.

Notes to Financial Statements (continued)
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

    At December 31, 2024 and 2023, lease right-of-use assets were $15.8 million and $2.2 million, respectively, and lease liabilities were $24.2 million and $2.3 million, respectively. The Bank recognized operating lease costs in the Other operating expense line of the Statements of Income of $3.5 million, $1.7 million, and $1.7 million for the years ended December 31, 2024, 2023, and 2022, respectively.

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

Notes to Financial Statements (continued)
Voluntary Contribution Expenses. The Bank’s voluntary contributions to housing and community investment initiatives, including supplemental voluntary contributions to AHP, are recorded in Voluntary contributions expense on the Statements of Income.

Voluntary housing and community investment initiatives primarily consist of voluntary grants and contributions. Voluntary grants and contributions are recognized as an expense in the period in which the grant or contribution is considered an unconditional promise to give.

Supplemental voluntary contributions to AHP restore the amount available for AHP absent the Bank’s voluntary contributions and are expensed periodically throughout the year. The amount is subject to the same regulatory requirements as AHP assessments.

See Note 10 - Affordable Housing Program (AHP) and Voluntary Contributions for more information.

AHP Assessments. The FHLBank Act requires each FHLBank to establish and fund an AHP, providing subsidies to members to assist in the purchase, construction, or rehabilitation of housing for very low- and low- or moderate-income households. The Bank primarily makes the AHP subsidy available to members as a grant. The Bank charges the required funding for AHP to earnings and establishes a liability. As allowed per AHP regulations, the Bank can elect to allot fundings based on future periods’ required AHP contributions (referred to as Accelerated AHP). The Accelerated AHP allows the Bank to commit and disburse AHP funds to meet the Bank’s mission when it would otherwise be unable to do so based on its normal funding mechanism. See Note 10 - Affordable Housing Program (AHP) and Voluntary Contributions for more information.

Notes to Financial Statements (continued)
Note 2 – Changes in Accounting Principle and Recently Issued Accounting Standards and Interpretations

The Bank adopted the following new accounting standards during the year ended December 31, 2024.

Standard	Description	Effective Date	Effect on the Financial Statements or Other Significant Matters
ASU 2023-07: Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures
This ASU improves reportable segment disclosures and addresses requests from investors for additional, more detailed information about a reportable segment’s expenses, including if an entity reports a single reportable segment (such as the Bank).
This ASU was effective for the Bank for the year ending December 31, 2024.
The adoption of this ASU did not have a material impact on the Bank’s financial statements. The Bank disclosed information about the Bank’s single reportable segment in Note 1 – Summary of Significant Accounting Policies.

The following table provides a brief description of recently issued accounting standards which may have an impact on the Bank.

Standard	Description	Effective Date	Effect on the Financial Statements or Other Significant Matters
ASU 2024-03: Income Statement- Reporting Comprehensive Income-Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses	This ASU requires disaggregated income disclosure of certain income statement expense categories in the Notes to the Financial Statements.	This ASU will be effective for the Bank for the year ending December 31, 2027.	The Bank is evaluating the impact of this ASU on the Bank’s disclosures.

Note 3 – Cash and Due from Banks

    Cash and due from banks on the Statements of Condition includes cash on hand, cash items in the process of collection, compensating balances, and amounts due from correspondent banks and the Federal Reserve Bank (FRB). The Bank maintains collected cash balances with commercial banks in return for certain services. These agreements contain no legal restrictions on the withdrawal of funds. The Bank did not have a compensating balance with commercial banks in 2024 or 2023. The average compensating and collected cash balances for the years ended December 31, 2024 and December 31, 2023 were $9.6 million and $9.0 million, respectively.

Notes to Financial Statements (continued)
Note 4 – Investments

The Bank has short-term investments and may make other investments in debt securities, which are classified as trading, AFS, or HTM as further described below.

Interest-Bearing Deposits, Securities Purchased under Agreements to Resell, and Federal Funds Sold

The Bank makes short-term investments in interest-bearing deposits, securities purchased under agreements to resell, and Federal funds sold to provide liquidity. These investments are generally transacted with counterparties that have received a credit rating of BBB or greater (investment grade) by an NRSRO.

Interest-bearing deposits and Federal funds sold are unsecured investments. Federal funds sold are generally transacted on an overnight term. Finance Agency regulations include a limit on the amount of unsecured credit the Bank may extend to a counterparty. At December 31, 2024 and December 31, 2023, all investments in interest-bearing deposits and Federal funds sold were repaid according to the contractual terms; no ACL was recorded for these assets at December 31, 2024 and December 31, 2023. Carrying values of interest-bearing deposits and Federal funds exclude accrued interest receivable which was immaterial for all periods presented. At December 31, 2024 and December 31, 2023, none of these investments were with counterparties rated below BBB or with unrated counterparties. These may differ from any internal ratings of the investments by the Bank, if applicable.

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

At December 31, 2024 and December 31, 2023, all investments in securities purchased under agreements to resell were repaid according to the contractual terms; no ACL was recorded for these assets at December 31, 2024 and December 31, 2023. Carrying value of securities purchased under agreements to resell excludes accrued interest receivable which was immaterial for all periods presented. At December 31, 2024, and December 31, 2023, none of these investments were with counterparties rated below BBB or with unrated counterparties. These may differ from any internal ratings of the investments by the Bank, if applicable.

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

At December 31, 2024, total investment securities and accrued interest included no net unsettled purchases. At December 31, 2023, total investment securities and accrued interest included $346.6 million of net unsettled purchases which represent a non-cash activity which are not reflected on the Statements of Cash Flows.

Trading Securities. The following table presents the fair value of trading securities by major security type at December 31, 2024 and December 31, 2023.

(in thousands)	December 31, 2024	December 31, 2023
GSE obligations	$149,153	$217,722

Notes to Financial Statements (continued)
The following table presents net gains (losses) on trading securities for the years ended December 31, 2024, 2023 and 2022.

	Year ended December 31,
(in thousands)	2024	2023	2022
Net unrealized gains (losses) on trading securities held at year-end	$(285)	$3,458	$(29,502)
Net gains (losses) on trading securities sold/matured during the year	546	—	—
Net gains (losses) on trading securities	$261	$3,458	$(29,502)

AFS Securities. The following tables presents AFS securities by major security type at December 31, 2024 and December 31, 2023.

	December 31, 2024
(in thousands)	Amortized Cost (1)	Allowance for Credit Losses	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Non-MBS:
U.S. Treasury obligations	$4,112,393	$—	$4,283	$(3,721)	$4,112,955
GSE and TVA obligations	890,230	—	18,885	(1,991)	907,124
State or local agency obligations	182,220	—	—	(12,884)	169,336
Total non-MBS	$5,184,843	$—	$23,168	$(18,596)	$5,189,415
MBS:
U.S. obligations single-family	$1,720,328	$—	$4,404	$(12,348)	$1,712,384
GSE single-family	4,634,380	—	5,162	(41,657)	4,597,885
GSE multifamily	6,543,485	—	19,372	(12,193)	6,550,664
Private label	124,140	(14,160)	5,235	(1,720)	113,495
Total MBS	$13,022,333	$(14,160)	$34,173	$(67,918)	$12,974,428
Total AFS securities	$18,207,176	$(14,160)	$57,341	$(86,514)	$18,163,843

	December 31, 2023
(in thousands)	Amortized Cost (1)	Allowance for Credit Losses	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Non-MBS:
U.S. Treasury obligations	$3,683,045	$—	$1,345	$(8,353)	$3,676,037
GSE and TVA obligations	967,074	—	18,218	(1,985)	983,307
State or local agency obligations	183,430	—	19	(9,338)	174,111
Total non-MBS	$4,833,549	$—	$19,582	$(19,676)	$4,833,455
MBS:
U.S. obligations single-family	$1,551,915	$—	$3,161	$(16,687)	$1,538,389
GSE single-family	2,095,261	—	5,174	(52,683)	2,047,752
GSE multifamily	6,293,426	—	8,922	(24,819)	6,277,529
Private label	133,632	(11,988)	7,609	(3,445)	125,808
Total MBS	$10,074,234	$(11,988)	$24,866	$(97,634)	$9,989,478
Total AFS securities	$14,907,783	$(11,988)	$44,448	$(117,310)	$14,822,933
Note:
(1) Includes adjustments made to the cost basis of investments for accretion, amortization and/or fair value hedge accounting adjustments, and excludes accrued interest receivable of $55.0 million and $52.4 million at December 31, 2024 and December 31, 2023.

Notes to Financial Statements (continued)
The following tables summarize the AFS securities with gross unrealized losses as of December 31, 2024 and December 31, 2023. The gross unrealized losses are aggregated by major security type and length of time that individual securities have been in a continuous unrealized loss position.

	December 31, 2024
	Less than 12 Months		Greater than 12 Months		Total
(in thousands)	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
Non-MBS:
U.S. Treasury obligations	$874,903	$(1,629)	$71,918	$(2,092)	$946,821	$(3,721)
GSE and TVA obligations	3,812	(38)	25,756	(1,953)	29,568	(1,991)
State or local agency obligations	15,399	(432)	145,948	(12,452)	161,347	(12,884)
Total non-MBS	$894,114	$(2,099)	$243,622	$(16,497)	$1,137,736	$(18,596)
MBS:
U.S. obligations single-family	$146,724	$(161)	$775,551	$(12,187)	$922,275	$(12,348)
GSE single-family	1,283,490	(2,825)	1,326,685	(38,832)	2,610,175	(41,657)
GSE multifamily	889,299	(2,461)	2,380,004	(9,732)	3,269,303	(12,193)
Private label	—	—	32,890	(1,720)	32,890	(1,720)
Total MBS	$2,319,513	$(5,447)	$4,515,130	$(62,471)	$6,834,643	$(67,918)
Total	$3,213,627	$(7,546)	$4,758,752	$(78,968)	$7,972,379	$(86,514)

	December 31, 2023
	Less than 12 Months		Greater than 12 Months		Total
(in thousands)	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
Non-MBS:
U.S. Treasury obligations	$2,655,906	$(4,566)	$94,409	$(3,787)	$2,750,315	$(8,353)
GSE and TVA obligations	—	—	32,837	(1,985)	32,837	(1,985)
State or local agency obligations	2,229	(11)	149,653	(9,327)	151,882	(9,338)
Total non-MBS	$2,658,135	$(4,577)	$276,899	$(15,099)	$2,935,034	$(19,676)
MBS:
U.S. obligations single-family	$722,587	$(5,968)	$291,262	$(10,719)	$1,013,849	$(16,687)
GSE single-family	205,891	(2,279)	1,329,086	(50,404)	1,534,977	(52,683)
GSE multifamily	2,650,655	(16,858)	2,000,100	(7,961)	4,650,755	(24,819)
Private label	18,497	(686)	27,259	(2,759)	45,756	(3,445)
Total MBS	$3,597,630	$(25,791)	$3,647,707	$(71,843)	$7,245,337	$(97,634)
Total	$6,255,765	$(30,368)	$3,924,606	$(86,942)	$10,180,371	$(117,310)

Notes to Financial Statements (continued)
Redemption Terms. The amortized cost and fair value of AFS securities by contractual maturity as of December 31, 2024 and December 31, 2023 are presented below. Expected maturities of some securities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment fees. MBS are not presented by contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment fees.

(in thousands)	December 31, 2024		December 31, 2023
Year of Maturity	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Non-MBS:
Due in one year or less	$464,286	$464,603	$100,351	$100,521
Due after one year through five years	3,894,415	3,904,699	4,022,388	4,024,322
Due after five years through ten years	732,897	735,194	588,935	594,033
Due after ten years	93,245	84,919	121,875	114,579
Total non-MBS	5,184,843	5,189,415	4,833,549	4,833,455
MBS	13,022,333	12,974,428	10,074,234	9,989,478
Total AFS securities	$18,207,176	$18,163,843	$14,907,783	$14,822,933

Interest Rate Payment Terms. The following table details interest payment terms at December 31, 2024 and December 31, 2023.

(in thousands)	December 31, 2024	December 31, 2023
Amortized cost of AFS non-MBS:
Fixed-rate	$5,184,843	$4,833,549
Variable-rate	—	—
Total non-MBS	$5,184,843	$4,833,549
Amortized cost of AFS MBS:
Fixed-rate	$4,399,681	$3,804,161
Variable-rate	8,622,652	6,270,073
Total MBS	$13,022,333	$10,074,234
Total amortized cost of AFS securities	$18,207,176	$14,907,783

Realized Gains (Losses) on AFS Securities. The following table provides a summary of proceeds, gross gains and losses on sales of AFS securities for 2024, 2023, and 2022.

	Year Ended December 31,
(in thousands)	2024	2023	2022
Proceeds from sales of AFS securities	$—	$798,200	$577,197
Gross gains on AFS securities	—	489	509
Gross losses on AFS securities	—	—	—
Net realized gains (losses) from sales of AFS securities	$—	$489	$509

Notes to Financial Statements (continued)

HTM Securities. The following tables presents HTM securities by major security type at December 31, 2024 and December 31, 2023.

	December 31, 2024
(in thousands)	Amortized Cost (1)	Gross Unrealized Holding Gains	Gross Unrealized Holding Losses	Fair Value
MBS:
U.S. obligations single-family	$635,986	$1,416	$(9,814)	$627,588
GSE single-family	382,388	771	(61,929)	321,230
GSE multifamily	243,913	—	(8,059)	235,854
Private label	36,521	—	(1,801)	34,720
Total MBS	1,298,808	2,187	(81,603)	1,219,392
Total HTM securities	$1,298,808	$2,187	$(81,603)	$1,219,392

	December 31, 2023
(in thousands)	Amortized Cost (1)	Gross Unrealized Holding Gains	Gross Unrealized Holding Losses	Fair Value
MBS:
U.S. obligations single-family	$608,937	$4,962	$(5,362)	$608,537
GSE single-family	440,752	1,393	(58,407)	383,738
GSE multifamily	245,545	—	(6,730)	238,815
Private label	44,525	—	(2,869)	41,656
Total MBS	1,339,759	6,355	(73,368)	1,272,746
Total HTM securities	$1,339,759	$6,355	$(73,368)	$1,272,746
Notes:
(1) Includes adjustments made to the cost basis of investments for accretion and amortization and excludes accrued interest receivable of $4.5 million and $4.7 million at December 31, 2024 and December 31, 2023.

Redemption Terms. The HTM securities consisted entirely of MBS, and as such are not presented by contractual maturity because borrowers may have the right to call or prepay obligations with or without call or prepayment fees.

Interest Rate Payment Terms. The following table details interest rate payment terms at December 31, 2024 and December 31, 2023.

(in thousands)	December 31, 2024	December 31, 2023
Amortized cost of HTM MBS:
Fixed-rate	$1,208,978	$1,230,759
Variable-rate	89,830	109,000
Total MBS	1,298,808	1,339,759
Total HTM securities	$1,298,808	$1,339,759

Notes to Financial Statements (continued)

Debt Securities ACL. For HTM securities, there was no ACL at December 31, 2024 and December 31, 2023. For AFS securities, the Bank recorded an ACL only on its private label MBS at December 31, 2024 and December 31, 2023.

AFS Debt Securities - Rollforward of ACL. The following table presents a rollforward of the ACL on AFS securities for the years ended December 31, 2024 and December 31, 2023.

	Private label MBS
(in thousands)	December 31, 2024	December 31, 2023
Balance, beginning of period	$11,988	$8,532
Increases (decreases) for securities with a previous ACL or OTTI recorded	2,172	3,456
Balance, end of period	$14,160	$11,988

Debt Securities ACL Methodology. To evaluate investment securities for credit losses at December 31, 2024, the Bank employs the following methodologies by major security type.

GSE and Other U.S. Obligations. The Bank invests in GSE and other U.S. obligations, which includes Tennessee Valley Authority obligations, single-family MBS, and GSE single-family and multifamily MBS. These securities are issued by Federal Agencies or U.S. government corporations and include MBS issued by these same entities that are directly supported by underlying mortgage loans. All of these securities are highly-rated. In the case of U.S. obligations, they carry an explicit government guarantee. In the case of GSE securities, they are purchased under an assumption that the issuers’ obligation to pay principal and interest on those securities will be honored. As a result, no ACL was recorded on GSE and other U.S. obligations at December 31, 2024 and December 31, 2023.

The Bank only purchases GSE and other U.S. obligations considered investment quality. At December 31, 2024, all of these GSE and other U.S. obligations, based on amortized cost, were rated BBB or above by a NRSRO, based on the lowest long-term credit rating for each security. These may differ from any internal ratings of the securities by the Bank, if applicable.

State or Local Agency Obligations. The Bank invests in state or local agency obligations, such as municipal securities. These securities are subject to credit risk related to a portfolio of state and local agency obligations (i.e., Housing Finance Agency bonds). The Bank has not experienced any payment defaults on these instruments.

    The Bank only purchases state or local agency obligations considered investment quality. At December 31, 2024, all of these state or local agency obligations, based on amortized cost, were rated BBB or above by a NRSRO, based on the lowest long-term credit rating for each security. These may differ from any internal ratings of the securities by the Bank, if applicable.

The Bank evaluates AFS state or local agency obligations for an ACL based on a credit assessment of the issuer, or guarantor. If the Bank determines that an ACL should be recognized, it is limited to the unrealized loss of the state or local agency obligation, including zero if it is in an unrealized gain position. At December 31, 2024 and December 31, 2023, the Bank expected to receive all cash flows contractually due, and no ACL was recorded on AFS state or local agency obligations.

Private Label MBS. The Bank also holds investments in private label MBS. The Bank has not purchased any private label MBS since 2007. However, many of these securities have experienced significant credit deterioration. As of December 31, 2024, 12.4% of private label MBS (AFS and HTM combined, based on amortized cost) were rated BBB or above by a NRSRO and the remaining securities were either rated less than BBB or unrated. To determine whether an ACL is necessary on these securities, the Bank uses cash flow analyses.

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

The following table details the Bank’s advances portfolio by year of redemption and weighted-average interest rate at December 31, 2024 and December 31, 2023.

(dollars in thousands)	December 31, 2024		December 31, 2023
Year of Redemption	Amount	Weighted Average Interest Rate	Amount	Weighted Average Interest Rate
Due in 1 year or less	$50,974,262	4.65%	$46,380,744	5.35%
Due after 1 year through 2 years	11,301,368	4.56	19,483,400	5.17
Due after 2 years through 3 years	4,861,364	4.23	9,308,565	5.24
Due after 3 years through 4 years	2,570,166	4.50	1,909,905	3.97
Due after 4 years through 5 years	162,463	4.23	1,395,177	4.29
Thereafter	158,012	3.38	169,407	3.33
Total par value	$70,027,635	4.59%	$78,647,198	5.24%
Deferred prepayment fees	(276)		(537)
Fair value hedging adjustments	(154,126)		(215,153)
Total book value (1)	$69,873,233		$78,431,508
Note:
(1) Amounts exclude accrued interest receivable of $372.7 million and $422.7 million as of December 31, 2024 and December 31, 2023.

The Bank offers certain advances to members that provide a member the right, based upon predetermined exercise dates, to prepay the advance prior to maturity without incurring prepayment or termination fees (returnable advances).

At December 31, 2024 and December 31, 2023, the Bank did not have any advances with embedded features that met the requirements to separate the embedded feature from the host contract and designate the embedded feature as a stand-alone derivative.

The following table summarizes advances by the earlier of year of redemption or next call date as of December 31, 2024 and December 31, 2023.

	Year of Redemption or Next Call Date
(in thousands)	December 31, 2024	December 31, 2023
Due in 1 year or less	$51,094,262	$46,420,744
Due after 1 year through 2 years	11,286,368	19,458,400
Due after 2 years through 3 years	4,848,864	9,293,565
Due after 3 years through 4 years	2,477,666	1,909,905
Due after 4 years through 5 years	162,463	1,395,177
Thereafter	158,012	169,407
Total par value	$70,027,635	$78,647,198

Notes to Financial Statements (continued)
Interest Rate Payment Terms. The following table details interest rate payment terms by year of redemption for advances as of December 31, 2024 and December 31, 2023.

(in thousands)	December 31, 2024	December 31, 2023
Fixed-rate – overnight	$1,503,283	$1,739,567
Fixed-rate – term:
Due in 1 year or less	11,217,969	15,218,445
Thereafter	9,708,373	13,216,455
Total fixed-rate	$22,429,625	$30,174,467
Variable-rate:
Due in 1 year or less	38,253,010	29,422,731
Thereafter	9,345,000	19,050,000
Total variable-rate	$47,598,010	$48,472,731
Total par value	$70,027,635	$78,647,198

Credit Risk Exposure and Security Terms. The Bank’s potential credit risk from advances is primarily concentrated in commercial banks. As of December 31, 2024, the Bank had advances of $56.4 billion outstanding to its five largest borrowers, which represented 80.5% of the total principal amount of advances outstanding. Of those five, two had outstanding advance balances that were in excess of 10% of the Bank’s total portfolio at December 31, 2024.

    As of December 31, 2023, the Bank had advances of $62.4 billion outstanding to the five largest borrowers, which represented 79.3% of the total principal amount of advances outstanding. Of these five, two had outstanding advance balances that were in excess of 10% of the Bank’s total portfolio at December 31, 2023.

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

Using a risk-based approach, the Bank considers the payment status, collateral types and concentration levels, and borrower’s financial condition to be indicators of credit quality on its credit products. The Bank’s assessment of a member’s financial condition may require certain risk mitigation actions, including reduced collateral weights, delivery of pledged collateral, reduced advance tenor, and change in availability of certain credit products. At December 31, 2024 and December

Notes to Financial Statements (continued)
31, 2023, the Bank had rights to collateral on a member-by-member basis with a value in excess of its outstanding extensions of credit.

The Bank continues to evaluate and, as necessary, make changes to its collateral guidelines based on current market conditions. At December 31, 2024 and December 31, 2023, the Bank did not have any credit products that were past due, on nonaccrual status, or considered impaired. In addition, the Bank did not have any modifications related to advances with borrowers experiencing financial difficulties during the year of 2024.

The Bank evaluates its advances for an ACL on a collective, or pooled basis unless an individual assessment is deemed necessary because the instruments do not possess similar risk characteristics. The Bank pools advances by member type, as noted above. Based on the collateral held as security, the Bank’s credit extension and collateral policies and repayment history on advances, including that the Bank has not incurred any credit losses since inception, the Bank has not recorded any ACL at December 31, 2024 or December 31, 2023.

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

The following table presents balances as of December 31, 2024 and December 31, 2023 for mortgage loans held for portfolio.

(in thousands)	December 31, 2024	December 31, 2023
Fixed-rate long-term single-family mortgages (1)	$4,674,020	$4,527,088
Fixed-rate medium-term single-family mortgages (2)	95,558	116,527
Total par value	4,769,578	4,643,615
Premiums	66,974	68,667
Discounts	(12,239)	(11,968)
Hedging adjustments	(5,432)	456
Total mortgage loans held for portfolio (3)	4,818,881	4,700,770
Allowance for credit losses on mortgage loans	(2,429)	(3,018)
Mortgage loans held for portfolio, net	$4,816,452	$4,697,752
Notes:
(1) Long-term is defined as an original term of greater than 15 years and up to 30 years.
(2) Medium-term is defined as an original term of 15 years or less.
(3) Amounts exclude accrued interest receivable of $27.4 million at December 31, 2024 and $25.1 million at December 31, 2023.

The following table details the par value of mortgage loans held for portfolio outstanding categorized by type as of December 31, 2024 and December 31, 2023.

(in thousands)	December 31, 2024	December 31, 2023
Conventional loans	$4,677,261	$4,539,983
Government-guaranteed/insured loans	92,317	103,632
Total par value	$4,769,578	$4,643,615

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

Notes to Financial Statements (continued)
Credit Quality Indicator for Conventional Mortgage Loans. The following table presents the payment status for conventional mortgage loans at December 31, 2024 and December 31, 2023.

	December 31, 2024
(in thousands)	Origination Year
Payment Status, at amortized cost (1)	Prior to 2020	2020 to 2024	Total
Past due 30-59 days	$21,986	$19,827	$41,813
Past due 60-89 days	5,694	6,238	11,932
Past due 90 days or more	12,151	9,409	21,560
Total past due loans	39,831	35,474	75,305
Current loans	1,443,397	3,205,963	4,649,360
Total conventional loans	$1,483,228	$3,241,437	$4,724,665

	December 31, 2023
	Origination Year
Payment Status, at amortized cost (1)	Prior to 2019	2019 to 2023	Total
Past due 30-59 days	$18,132	$20,959	$39,091
Past due 60-89 days	6,372	9,740	16,112
Past due 90 days or more	8,932	9,171	18,103
Total past due loans	33,436	39,870	73,306
Current loans	1,148,754	3,372,849	4,521,603
Total conventional loans	$1,182,190	$3,412,719	$4,594,909
Note:
(1) The amortized cost at December 31, 2024 and December 31, 2023 excludes accrued interest receivable.

Other Delinquency Statistics. The following table presents the delinquency statistics for the Bank’s mortgage loans at December 31, 2024 and December 31, 2023.

	December 31, 2024
(dollars in thousands) (1)	Conventional MPF Loans	Government-Guaranteed or Insured Loans	Total
In process of foreclosures, included above (2)	$5,171	$301	$5,472
Serious delinquency rate (3)	0.5%	3.0%	0.5%
Past due 90 days or more still accruing interest	$—	$2,814	$2,814
Loans on nonaccrual status	$25,173	$—	$25,173

	December 31, 2023
(dollars in thousands) (1)	Conventional MPF Loans	Government-Guaranteed or Insured Loans	Total
In process of foreclosures, included above (2)	$5,932	$960	$6,892
Serious delinquency rate (3)	0.4%	2.0%	0.4%
Past due 90 days or more still accruing interest	$—	$2,137	$2,137
Loans on nonaccrual status	$23,002	$—	$23,002
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

Notes to Financial Statements (continued)
Mortgage Loans Held for Portfolio ACL. Conventional MPF - Expected Losses. Conventional loans are evaluated collectively when similar risk characteristics exist. Conventional loans that do not share risk characteristics with other pools are evaluated for expected credit losses on an individual basis. The Bank determines its allowances for credit losses on conventional loans through analyses that include consideration of various loan portfolio and collateral-related characteristics, such as past performance, current conditions, and reasonable and supportable forecasts of expected economic conditions. The Bank uses a third-party model to estimate expected credit losses over the life of the loans. The estimate of the expected credit losses includes coverage of certain losses by PMI, if applicable. The model relies on a number of inputs, such as housing price forecasts, interest rates and unemployment rates, as well as historical borrower behavior experience. The Bank may incorporate a qualitative adjustment to the model results, if deemed appropriate, based on current market conditions or results.

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

Conventional MPF - Rollforward of ACL

(in thousands)	2024	2023	2022
Balance, beginning of period	$3,018	$3,240	$3,412
(Charge-offs) Recoveries, net (1)	(469)	(166)	288
Provision (reversal) for credit losses	(120)	(56)	(460)
Balance, end of period	$2,429	$3,018	$3,240
Note:
(1) Net charge-offs that the Bank does not expect to recover through CE receivable.

Government-Guaranteed or -Insured Mortgage Loans. The Bank invests in government-guaranteed or insured fixed-rate mortgage loans secured by one-to-four family residential properties. Government-guaranteed or insured mortgage loans are those insured or guaranteed by the Federal Housing Administration (FHA), Department of Veterans Affairs (VA), the Rural Housing Service (RHS) of the Department of Agriculture and/or by Housing and Urban Development (HUD). The servicer provides and maintains insurance or a guarantee from the applicable government agency. Any losses on these loans that are not recovered from the issuer or the guarantor are absorbed by the servicer. Therefore, the Bank only has credit risk for these loans if the servicer fails to pay for losses not covered by the guarantee or insurance, but in such instance, the Bank would have recourse against the servicer for such failure. Based on the Bank’s assessment of its servicers and the collateral backing the loans, the risk of loss was immaterial. Consequently, the Bank has not recorded an ACL for government-guaranteed or -insured mortgage loans at December 31, 2024 or December 31, 2023. Furthermore, none of these mortgage loans have been placed on non-accrual status because of the U.S. government guarantee or insurance on these loans and the contractual obligation of the loan servicer to repurchase the loans when certain criteria are met.

Real Estate Owned (REO). The amount of REO reported in Other assets on the Statements of Condition was immaterial at both December 31, 2024 and December 31, 2023.

Notes to Financial Statements (continued)
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
•reduce funding costs by combining a derivative with a consolidated obligation as the cost of a combined funding structure can be lower than the cost of a comparable consolidated obligation bond; and
•protect the value of existing asset or liability positions or firm commitments.

Types of Derivatives. The Bank’s Risk Governance Policy establishes guidelines for its use of derivatives. The Bank can use instruments such as the following to reduce funding costs and to manage exposure to interest rate risks inherent in the normal course of business:

•interest rate swaps;
•interest rate swaptions;
•interest rate caps or floors; and
•futures and forward contracts.

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

Notes to Financial Statements (continued)
Application of Derivatives. The Bank documents at inception all relationships between derivatives designated as hedging instruments and hedged items, its risk management objectives and strategies for undertaking various hedge transactions, and its method of assessing hedge effectiveness for all derivatives designated in an accounting hedging relationship. This process includes linking all derivatives that are designated as fair value hedges to (1) assets and liabilities on the Statements of Condition, or (2) firm commitments.

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

Notes to Financial Statements (continued)
For instance, in a typical transaction, fixed-rate consolidated obligations are issued by the Bank, and the Bank simultaneously enters into a matching derivative in which the counterparty pays fixed cash flows designed to mirror, in timing and amount, the cash outflows the Bank pays on the consolidated obligation. The Bank pays a variable cash flow that closely matches the interest payments it receives on short-term or variable-rate advances. The fixed-rate obligation and matching derivative are treated as fair value hedging relationships.

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

	December 31, 2024
(in thousands)	Notional Amount of Derivatives	Derivative Assets	Derivative Liabilities
Derivatives designated as hedging instruments:
Interest rate swaps	$45,422,034	$58,925	$357,182
Derivatives not designated as hedging instruments:
Interest rate swaps	$2,667,496	$4,230	$14,656
Interest rate caps or floors	2,225,000	4,237	—
Mortgage delivery commitments	20,561	7	237
Total derivatives not designated as hedging instruments:	4,913,057	8,474	14,893
Total derivatives before netting and collateral adjustments	$50,335,091	$67,399	$372,075
Netting adjustments and cash collateral (1)		286,230	(363,409)
Derivative assets and derivative liabilities as reported on the Statements of Condition		$353,629	$8,666

	December 31, 2023
(in thousands)	Notional Amount of Derivatives	Derivative Assets	Derivative Liabilities
Derivatives designated as hedging instruments:
Interest rate swaps	$81,226,968	$199,554	$632,508
Derivatives not designated as hedging instruments:
Interest rate swaps	$2,615,212	$2,037	$18,139
Interest rate caps or floors	1,525,000	4,869	—
Mortgage delivery commitments	30,028	155	26
Total derivatives not designated as hedging instruments	4,170,240	7,061	18,165
Total derivatives before netting and collateral adjustments	$85,397,208	$206,615	$650,673
Netting adjustments and cash collateral (1)		201,892	(643,339)
Derivative assets and derivative liabilities as reported on the Statements of Condition		$408,507	$7,334
Note:
(1) Amounts represent the application of the netting requirements that allow the Bank to settle positive and negative positions, cash collateral including accrued interest held or placed with the same clearing agent and/or counterparties. Cash collateral posted including accrued interest was $658.4 million for December 31, 2024 and $854.6 million for December 31, 2023. Cash collateral received was $8.8 million for December 31, 2024 and $9.4 million for December 31, 2023.

Notes to Financial Statements (continued)
The following table presents, by type of hedged item, the gains (losses) on derivatives and the related hedged items in fair value hedging relationships, which also includes amortization of basis adjustments related to hedged items in discontinued fair value hedging relationships and the impact of those derivatives on the Bank’s net interest income. Also included is the amortization of basis adjustments related to mortgage delivery commitments, which are characterized as derivatives, but are not designated in fair value hedging relationships.

(in thousands)	Gains/(Losses) on Derivative	Gains/ (Losses) on Hedged Item	Net Interest Settlements	Effect of Derivatives on Net Interest Income	Total Interest Income/ (Expense) Recorded in the Statements of Income
2024
Hedged item type:
Advances	$(60,726)	$61,022	$289,176	$289,472	$4,095,951
AFS securities	58,698	(59,371)	207,991	207,318	984,269
Mortgage loans held for portfolio	—	(206)	—	(206)	168,642
Consolidated obligations - discount notes	1,811	(3,178)	(5,227)	(6,594)	(601,437)
Consolidated obligations – bonds	283,834	(282,637)	(492,232)	(491,035)	(4,664,926)
Total	$283,617	$(284,370)	$(292)	$(1,045)

(in thousands)	Gains/(Losses) on Derivative	Gains/ (Losses) on Hedged Item	Net Interest Settlements	Effect of Derivatives on Net Interest Income	Total Interest Income/ (Expense) Recorded in the Statements of Income
2023
Hedged item type:
Advances	$(156,240)	$156,538	$315,859	$316,157	$4,218,997
AFS securities	(189,980)	189,472	189,348	188,840	720,973
Mortgage loans held for portfolio	—	(480)	—	(480)	148,432
Consolidated obligations - discount notes	6,221	(6,685)	(8,941)	(9,405)	(1,118,881)
Consolidated obligations – bonds	452,228	(453,359)	(628,906)	(630,037)	(3,953,400)
Total	$112,229	$(114,514)	$(132,640)	$(134,925)

(in thousands)	Gains/(Losses) on Derivative	Gains/(Losses) on Hedged Item	Net Interest Settlements	Effect of Derivatives on Net Interest Income	Total Interest Income/ (Expense) Recorded in the Statements of Income
2022
Hedged item type:
Advances	$418,403	$(418,262)	$(7,674)	$(7,533)	$992,336
AFS securities	528,989	(525,632)	30,422	33,779	264,785
Mortgage loans held for portfolio	—	(1,378)	—	(1,378)	135,086
Consolidated obligations - discount notes	(6,625)	7,057	5,717	6,149	(464,352)
Consolidated obligations – bonds	(991,964)	991,737	(69,233)	(69,460)	(775,104)
Total	$(51,197)	$53,522	$(40,768)	$(38,443)

Notes to Financial Statements (continued)
The following table presents the cumulative amount of fair value hedging adjustments and the related carrying amount of the hedged items.

(in thousands)	December 31, 2024
Hedged item type	Carrying Amount of Hedged Assets/Liabilities(1)	Cumulative Amount of Fair Value Hedging Adjustments Included in the Carrying Amount of the Hedged Assets/Liabilities	Fair Value Hedging Adjustments for Discontinued Hedging Relationships	Total Amount of Fair Value Hedging Adjustments
Advances	$13,682,797	$(153,830)	$(296)	$(154,126)
AFS securities	8,656,149	(383,451)	600	(382,851)
Consolidated obligations - discount notes	4,637,983	2,806	—	2,806
Consolidated obligations – bonds	17,551,788	(336,283)	—	(336,283)

(in thousands)	December 31, 2023
Hedged item type	Carrying Amount of Hedged Assets/Liabilities(1)	Cumulative Amount of Fair Value Hedging Adjustments Included in the Carrying Amount of the Hedged Assets/Liabilities	Fair Value Hedging Adjustments for Discontinued Hedging Relationships	Total Amount of Fair Value Hedging Adjustments
Advances	$17,280,826	$(214,538)	$(615)	$(215,153)
AFS securities	7,258,326	(324,211)	730	(323,481)
Consolidated obligations - discount notes	3,749,121	(373)	—	(373)
Consolidated obligations – bonds	51,362,338	(618,920)	—	(618,920)
Note:
(1) Includes carrying value of hedged items in current fair value hedging relationships. Carrying value includes fair value hedging adjustments.

The following table presents net gains (losses) related to derivatives not designated as hedging instruments in noninterest income.

	Year ended December 31,
(in thousands)	2024	2023	2022
Derivatives not designated as hedging instruments:
Economic hedges:
Interest rate swaps	$6,015	$566	$20,942
Interest rate caps or floors	(1,866)	(8,048)	2,663
Net interest settlements	11,742	9,884	(5,864)
To Be Announced (TBA)	—	—	74
Mortgage delivery commitments	(5,891)	(641)	(2,917)
Other	2	1	1
Total net gains (losses) related to derivatives not designated as hedging instruments	$10,002	$1,762	$14,899
Other - price alignment amount on cleared derivatives (1)	(1,486)	(1,832)	(655)
Net gains (losses) on derivatives	$8,516	$(70)	$14,244
Note:
(1) This amount is for derivatives for which variation margin is characterized as a daily settled contract.

The Bank had no active cash flow hedging relationships during 2024, 2023 or 2022.

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

Uncleared derivative transactions executed on or after the September 1, 2022, are subject to two-way initial margin requirements as mandated by the Wall Street Reform and Consumer Protection Act. As of December 31, 2024, the Bank did not exceed initial margin thresholds and was not required to post two-way initial margin. If the Bank’s aggregate uncleared derivative transactions exposure to a counterparty exceeds the threshold, certain investment securities are required to be posted and held at a third-party custodian. The counterparty is entitled to a security interest in those securities which do not change ownership except upon the occurrence of certain events, including an event of default due to bankruptcy, insolvency, or similar proceeding.

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

    Based on credit analyses and collateral requirements, the Bank does not anticipate credit losses related to its derivative agreements. See Note 14 - Estimated Fair Values for discussion regarding the Bank’s fair value methodology for derivative assets and liabilities, including an evaluation of the potential for the fair value of these instruments to be affected by counterparty credit risk.

    For cleared derivatives, the Clearing House determines initial margin requirements and generally credit ratings are not factored into the initial margin. However, clearing agents may require additional initial margin to be posted based on credit considerations, including but not limited to credit rating downgrades. The Bank was not required by its clearing agents to post additional initial margin at December 31, 2024.

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

December 31, 2024
	Derivative Instruments Meeting Netting Requirements
(in thousands)	Gross Recognized Amount	Gross Amounts of Netting Adjustments and Cash Collateral	Net amounts after netting adjustments and cash collateral	Derivative Instruments Not Meeting Netting Requirements (1)	Total Derivative Assets and Total Derivative Liabilities
Derivative assets
Uncleared	$64,028	(62,931)	$1,097	7	$1,104
Cleared	3,364	349,161	352,525	—	352,525
Total derivative assets	$67,392	$286,230	$353,622	$7	$353,629
Derivative liabilities
Uncleared	$370,972	(362,543)	$8,429	237	$8,666
Cleared	866	(866)	—	—	—
Total derivative liabilities	$371,838	$(363,409)	$8,429	$237	$8,666

December 31, 2023
	Derivative Instruments Meeting Netting Requirements
(in thousands)	Gross Recognized Amount	Gross Amounts of Netting Adjustments and Cash Collateral	Net amounts after netting adjustments and cash collateral	Derivative Instruments Not Meeting Netting Requirements (1)	Total Derivative Assets and Total Derivative Liabilities
Derivative assets
Uncleared	$201,762	(201,356)	$406	$155	$561
Cleared	4,698	403,248	407,946	—	407,946
Total derivative assets	$206,460	$201,892	$408,352	$155	$408,507
Derivative Liabilities
Uncleared	$644,826	(637,518)	$7,308	$26	$7,334
Cleared	5,821	(5,821)	—	—	—
Total derivative liabilities	$650,647	$(643,339)	$7,308	$26	7,334
Note:
(1) Represents derivatives that are not subject to an enforceable netting agreement (e.g., mortgage delivery commitments).

Notes to Financial Statements (continued)
Note 8 – Deposits

The Bank offers demand and overnight deposits to both members and to qualifying nonmembers and term deposits to members. A member that services mortgage loans may deposit with the Bank funds collected in connection with the mortgage loans, pending disbursement of these funds. The Bank classifies these funds as other deposits. Deposits classified as demand, overnight, or other pay interest based on a daily interest rate.

The following table details interest-bearing and noninterest-bearing deposits as of December 31, 2024 and 2023.

	December 31,
(in thousands)	2024	2023
Interest-bearing:
Demand and overnight	$729,781	$601,281
Other	10,010	7,276
Total interest-bearing deposits	$739,791	$608,557
Noninterest-bearing:
Demand and overnight	$490	$700
Other	34,602	27,469
Total noninterest-bearing deposits	$35,092	$28,169
Total deposits	$774,883	$636,726

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
Although an FHLBank has never paid the principal or interest payments due on a consolidated obligation on behalf of another FHLBank, if one FHLBank is required to make such payments, Finance Agency regulations provide that the paying FHLBank is entitled to reimbursement from the non-complying FHLBank for any payments made on its behalf and other associated costs, including interest, to be determined by the Finance Agency. If the Finance Agency determines that the non-complying FHLBank is unable to satisfy its repayment obligations, then the Finance Agency may allocate the outstanding liabilities of the non-complying FHLBank among the remaining FHLBanks on a pro rata basis in proportion to each FHLBank’s participation in all consolidated obligations outstanding. However, the Finance Agency reserves the right to allocate the outstanding liabilities for the consolidated obligations among the FHLBanks in any other manner it may determine to ensure that the FHLBanks operate in a safe and sound manner. The par amounts of the 11 FHLBanks’ outstanding consolidated obligations were $1,193.0 billion at December 31, 2024 and $1,204.3 billion at December 31, 2023.
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

The following table details interest rate payment terms for the Bank’s consolidated obligation bonds at December 31, 2024 and December 31, 2023.

(in thousands)	December 31, 2024	December 31, 2023
Par value of consolidated bonds:
Fixed-rate	$26,415,025	$60,032,810
Step-up	1,341,000	2,034,000
Floating-rate	60,539,400	29,338,900
Total par value	$88,295,425	$91,405,710

Maturity Terms. The following table presents a summary of the Bank’s consolidated obligation bonds outstanding by year of contractual maturity and weighted-average interest rate at December 31, 2024 and December 31, 2023.

(dollars in thousands)	December 31, 2024		December 31, 2023
Year of Contractual Maturity	Amount	Weighted Average Interest Rate	Amount	Weighted Average Interest Rate
Due in 1 year or less	$69,412,265	4.34%	$62,578,585	4.89%
Due after 1 year through 2 years	8,746,000	2.14	13,255,965	4.63
Due after 2 years through 3 years	2,462,900	3.38	8,010,800	1.94
Due after 3 years through 4 years	2,484,125	3.64	2,178,600	3.30
Due after 4 years through 5 years	1,905,135	4.41	2,262,125	3.59
Thereafter	3,285,000	3.20	3,119,635	2.87
Total par value	$88,295,425	4.03%	$91,405,710	4.46%
Bond premiums	21,576		34,145
Bond discounts	(8,766)		(13,419)
Concession fees	(6,848)		(6,484)
Fair value hedging adjustments	(336,283)		(618,920)
Total book value	$87,965,104		$90,801,032

The following table presents the Bank’s consolidated obligation bonds outstanding between noncallable and callable as of December 31, 2024 and December 31, 2023.

(in thousands)	December 31, 2024	December 31, 2023
Noncallable	$65,083,925	$51,242,210
Callable	23,211,500	40,163,500
Total par value	$88,295,425	$91,405,710

Notes to Financial Statements (continued)
The following table presents consolidated obligation bonds outstanding by the earlier of contractual maturity or next call date as of December 31, 2024 and December 31, 2023.

(in thousands)	December 31,
Year of Contractual Maturity or Next Call Date	2024	2023
Due in 1 year or less	$81,109,765	$75,974,085
Due after 1 year through 2 years	3,376,500	10,202,465
Due after 2 years through 3 years	1,007,900	2,122,800
Due after 3 years through 4 years	1,713,125	650,600
Due after 4 years through 5 years	336,135	1,552,125
Thereafter	752,000	903,635
Total par value	$88,295,425	$91,405,710

    Consolidated Obligation Discount Notes. Consolidated obligation discount notes are issued to raise short-term funds. Discount notes are consolidated obligations with original maturities up to one year. These notes are issued at less than their face amount and redeemed at par value when they mature. The following table details the Bank’s consolidated obligation discount notes as of December 31, 2024 and December 31, 2023.

	December 31,
(dollars in thousands)	2024	2023
Book value	$11,685,159	$13,683,580
Par value	$11,777,387	$13,806,118
Weighted average interest rate (1)	4.42%	5.36%
Note:
(1) Represents yield to maturity excluding concession fees and hedging adjustments.

Notes to Financial Statements (continued)
Note 10 – Affordable Housing Program (AHP) and Voluntary Contributions

AHP. In support of the goal of providing funding for affordable housing and economic development, the Bank administers a number of programs, some mandated and some optional set-asides, which make funds available through member financial institutions. In all of these programs, Bank funds flow through member financial institutions into areas of need that are served by our members. AHP, mandated by the FHLBank Act, is the largest and primary public policy program of the FHLBanks. The FHLBank Act requires the Bank to contribute 10% of its current year net income (as defined by a Finance Agency advisory bulletin as GAAP net income before interest expense related to mandatorily redeemable capital stock and the assessment for AHP) to AHP and make these funds available for use in the subsequent year. Each year, the Bank’s Board adopts an implementation plan that defines the structure of the program pursuant to the AHP regulations.

The Bank provides subsidies in the form of direct grants to members who provide the funds to assist in the purchase, construction or rehabilitation of housing for very low and low-or moderate-income households. Annually, the FHLBanks must collectively recognize AHP assessment expense equal to the greater of 10% of its annual income subject to assessment, or the prorated sum required to ensure the aggregate contribution by the FHLBanks is no less than $100 million for each year. The Bank accrues this expense monthly based on its net income.

    If the Bank experienced a net loss during a quarter, but still had net earnings subject to AHP assessment for the year, the Bank’s obligation to the AHP would be calculated based on the Bank’s year-to-date net income. If the Bank had net income in subsequent quarters, it would be required to contribute additional amounts to meet its calculated annual obligation. If the Bank experienced a net loss for a full year, the Bank would have no obligation to the AHP for the year since each FHLBank’s required annual AHP contribution is limited to its annual net income. If the aggregate 10% calculation was less than $100 million for all the FHLBanks, each FHLBank would be required to contribute a prorated sum to ensure that the aggregate contributions by the FHLBanks equal $100 million. The proration would be made on the basis of an FHLBank’s income in relation to the income of all FHLBanks for the previous year. There was no shortfall in assessments below the $100 million minimum amount for the years ended 2024, 2023 or 2022. If the Bank finds that its required contributions are contributing to the financial instability of the Bank, it may apply to the Finance Agency for a temporary suspension of its contributions under the FHLBank Act. The Bank did not make any such application in 2024, 2023 or 2022.

In addition, the Bank made a supplemental voluntary contribution to AHP of $5.1 million in 2024 to restore the amount available for AHP, absent the Bank’s voluntary contributions. The supplemental voluntary contribution to AHP is recognized in Other Expense - Voluntary contributions in the Statements of Income. Statutory AHP assessments and supplemental voluntary contributions to AHP are recorded in the AHP liability on the Statements of Condition. Statutory AHP assessments accrued in the current year are primarily awarded in the subsequent year and may be disbursed over several years. Program requirements for disbursements, including minimum draw requirements and progress requirements, contribute to the timing of the disbursement of the commitments. The Bank’s policy is that the committed funds need to be disbursed and the project completed within four years. However, extensions may be provided and projects extending longer than four years are monitored through completion. The Bank has outstanding AHP commitments of $83.9 million, $49.1 million and $48.5 million as of December 31, 2024, 2023 and 2022, respectively.

The following table presents a rollforward of the AHP payable for 2024, 2023, and 2022.

(in thousands)	2024	2023	2022
Balance, beginning of the year	$116,338	$75,828	$81,152
Statutory AHP Assessments	65,544	64,880	25,410
Supplemental voluntary AHP contributions	5,058	—	—
Payments and subsidy usage, net (1)	(26,286)	(24,370)	(30,734)
Balance, end of the year	$160,654	$116,338	$75,828
(1) Includes an immaterial amount of recaptured voluntary contributions through the Bank’s Community Investment Programs.

Voluntary Contributions. Voluntary housing and community investment initiatives primarily consist of voluntary grants and contributions. Voluntary grants and contributions are recognized as an expense in the period in which the grant or contribution is considered an unconditional promise to give. Voluntary contributions to support other housing and community investments (non-AHP) are recorded within Other Liabilities on the Statements of Condition. The following table presents the Bank’s voluntary contributions to housing and community investment products for the year ended 2024, 2023, and 2022.

Notes to Financial Statements (continued)

(in thousands)	2024	2023	2022
Voluntary Housing Grants	$30,000	$8,000	$10,112
Home4Good	6,000	3,500	1,500
Keys	7,438	—	—
Blueprint Communities ®	700	248	100
Total voluntary contributions excluding AHP related contributions	44,138	11,748	11,712
Supplemental voluntary AHP contributions	5,058	—	—
Total voluntary contributions	$49,196	$11,748	$11,712

The following table presents a rollforward of the Bank’s voluntary contribution liability for 2024, 2023, and 2022, excluding AHP related contributions.

(in thousands)	2024	2023	2022
Balance, beginning of the year	$16,853	$10,112	$—
Total voluntary contributions excluding AHP related contributions	44,138	11,748	11,712
Payments and disbursement, net (1)	(19,154)	(5,007)	(1,600)
Balance, end of the year	$41,837	$16,853	$10,112
(1) Excludes an immaterial amount of recaptured voluntary contributions and included in the rollforward of the AHP payable.

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
•Total regulatory capital. Under this capital requirement, the Bank is required to maintain at all times a total capital-to-assets ratio of at least 4.0%. Total regulatory capital is the sum of permanent capital, Class A stock, any general loss allowance, if consistent with GAAP and not established for specific assets, and other amounts from sources determined by the Finance Agency as available to absorb losses; and
•Leverage capital. Under this third capital requirement, the Bank is required to maintain at all times a leverage capital-to-assets ratio of at least 5.00%. Leverage capital is defined as the sum of (i) permanent capital weighted 1.5 times and (ii) all other components of total capital.

At December 31, 2024, the Bank was in compliance with all regulatory capital requirements.

    The Bank has two subclasses of capital stock: B1 membership stock and B2 activity stock. The Bank had $333.0 million in B1 membership stock and $3,228.7 million in B2 activity stock at December 31, 2024. The Bank had $315.7 million in B1 membership stock and $3,604.8 million in B2 activity stock at December 31, 2023.

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

Finance Agency rules limit the ability of the Bank to create member excess stock under certain circumstances. For example, a Bank may not pay dividends in the form of capital stock or issue new excess stock to members if its excess stock exceeds one percent of its total assets or if the issuance of excess stock would cause the Bank’s excess stock to exceed one percent of its total assets. As of December 31, 2024, the Bank’s excess capital stock did not exceed one percent of its total assets.

The following table demonstrates the Bank’s compliance with the regulatory capital requirements at December 31, 2024 and December 31, 2023.

	December 31, 2024		December 31, 2023
(dollars in thousands)	Required	Actual	Required	Actual
Regulatory capital requirements:
RBC	$950,558	$5,671,613	$748,268	$5,780,099
Total capital-to-asset ratio	4.0%	5.3%	4.0%	5.2%
Total regulatory capital	$4,277,070	$5,671,613	$4,485,906	$5,780,099
Leverage ratio	5.0%	8.0%	5.0%	7.7%
Leverage capital	$5,346,337	$8,507,419	$5,607,382	$8,670,149

The Finance Agency has established four capital classifications for the FHLBanks: adequately capitalized, undercapitalized, significantly undercapitalized, and critically undercapitalized. On December 10, 2024, the Bank received final notification from the Finance Agency that it was considered “adequately capitalized” for the quarter ended September 30, 2024. As of the date of this filing, the Bank has not received final notice from the Finance Agency regarding its capital classification for the quarter ended December 31, 2024.

Notes to Financial Statements (continued)
Mandatorily Redeemable Capital Stock. The Bank is a cooperative whose member financial institutions and former members own all of the Bank’s issued and outstanding capital stock. Shares cannot be purchased or sold except between the Bank and its members at the shares’ par value of $100 in accordance with the Bank’s Capital Plan.

At December 31, 2024 and December 31, 2023, the Bank had $7.0 million and $27.9 million, respectively, in capital stock subject to mandatory redemption with payment subject to a five-year waiting period and the Bank meeting its minimum regulatory capital requirements. The estimated dividends on mandatorily redeemable capital stock recorded as interest expense were $2.4 million, $2.3 million, and $1.6 million during 2024, 2023 and 2022.

The following table provides the related dollar amounts for activities recorded in mandatorily redeemable capital stock during 2024, 2023, and 2022.

	December 31,
(in thousands)	2024	2023	2022
Balance, beginning of the period	$27,874	$27,763	$22,457
Capital stock subject to mandatory redemption reclassified from capital	5,820	13,681	5,809
Redemption/repurchase of mandatorily redeemable capital stock	(26,669)	(13,570)	(503)
Balance, end of the period	$7,025	$27,874	$27,763

As of December 31, 2024, the total mandatorily redeemable capital stock reflected the balance for seven institutions. Four institutions were merged out of district and are considered to be non-members and none that have relocated and became a member of another FHLBank at which time the membership with the Bank terminated. Three other institutions have notified the Bank of their intention to voluntarily redeem their capital stock and withdraw from membership. These institutions will continue to be members of the Bank until the withdrawal period is completed.

The following table shows the amount of mandatorily redeemable capital stock by contractual year of redemption at December 31, 2024 and December 31, 2023.

	December 31,
(in thousands)	2024	2023
Due in 1 year or less	$43	$—
Due after 1 year through 2 years	450	40
Due after 2 years through 3 years	4,198	486
Due after 3 years through 4 years	1,098	4,728
Due after 4 years through 5 years	—	1,181
Past contractual redemption date due to activity outstanding	1,236	21,439
Total	$7,025	$27,874

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

Dividends and Retained Earnings. In accordance with the Joint Capital Enhancement Agreement (JCEA), entered into by the Bank, as amended, the Bank allocates on a quarterly basis 20% of its net income to a separate restricted retained earnings (RRE) account until the account balance equals at least 1% of the Bank’s average balance of outstanding consolidated obligations for the current quarter. These RRE are not available to pay dividends and are presented separately from other retained earnings on the Statements of Condition. Additionally, the JCEA provides that amounts in restricted retained earnings in excess of 150% of the Bank’s RRE minimum (i.e., one percent of the average balance of outstanding consolidated obligations calculated as of the last day of each calendar quarter) may be released from RRE. At December 31, 2024, retained earnings were $2,102.9 million, including $1,370.0 million of unrestricted retained earnings and $732.9 million of RRE.

Notes to Financial Statements (continued)

Dividends paid by the Bank are subject to Board approval and may be paid in either capital stock or cash; historically, the Bank has paid cash dividends only. The dividend paid to the stockholder is calculated on the average capital stock owned by the stockholder for the previous quarter.

Dividends paid in 2024, 2023 and 2022 are presented in the table below.

	Dividend - Annual Yield
	2024		2023		2022
	Membership	Activity	Membership	Activity	Membership	Activity
February	5.35%	8.50%	4.00%	7.95%	1.25%	5.25%
April	5.60%	8.75%	5.00%	7.95%	1.25%	5.25%
July	5.60%	9.00%	5.25%	7.95%	2.25%	6.25%
October	5.60%	9.00%	5.35%	8.25%	3.25%	7.25%

In February 2025, the Bank paid a quarterly dividend equal to an annual yield of 5.10% on membership stock and 9.00% on activity stock.

The following table summarizes the changes in AOCI for 2024, 2023 and 2022.

(in thousands)	Net Unrealized Gains(Losses) on AFS	Pension and Post-Retirement Plans	Total
December 31, 2021	$115,015	$(4,824)	$110,191
Other comprehensive income (loss) before reclassification:
Net unrealized gains (losses)	(180,423)	—	(180,423)
Reclassification adjustment for net (gains) losses included in net income	(509)	—	(509)
Pension and post-retirement	—	4,214	4,214
December 31, 2022	$(65,917)	$(610)	$(66,527)

December 31, 2022	$(65,917)	$(610)	$(66,527)
Other comprehensive income (loss) before reclassification:
Net unrealized gains (losses)	(6,456)	—	(6,456)
Reclassification adjustment for net (gains) losses included in net income	(489)	—	(489)
Pension and post-retirement	—	984	984
December 31, 2023	$(72,862)	$374	$(72,488)

December 31, 2023	$(72,862)	$374	$(72,488)
Other comprehensive income (loss) before reclassification:
Net unrealized gains (losses)	43,689	—	43,689
Pension and post-retirement	—	(1,721)	(1,721)
December 31, 2024	$(29,173)	$(1,347)	$(30,520)

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
The most recent Form 5500 available for the Defined Benefit Plan is for the fiscal year ended June 30, 2023. The Bank’s contributions to the Defined Benefit Plan during 2024 and 2023 were less than 5% of the total plan contributions during each of the plan years ended June 30, 2023 and 2022.

(dollars in thousands)	2024		2023		2022
Net pension cost charged to compensation and benefit expense for the year ended December 31	$612		$1,375		$2,642
Defined Benefit Plan funded status as of July 1	112.0%	(1)	114.0%	(2)	119.1%
Bank’s funded status as of July 1	137.4%		145.8%		155.0%
(1) The Defined Benefit Plan’s funded status as of July 1, 2024 is preliminary and may increase because the plan’s participants are permitted to make contributions for the plan year ended June 30, 2024 through March 15, 2025. The final funded status will not be available until the Form 5500 is filed (this Form 5500 is due April 2025).
(2) The funded status disclosed is preliminary as the Form 5500 had not been filed when disclosed.

Included in the net pension costs above are discretionary contributions of $0.8 million and $2.0 million in 2023 and 2022, respectively. The Bank did not make any discretionary contributions in 2024. As the Defined Benefit Plan's year-end is June 30, the Bank’s discretionary contributions, which occur during the Bank’s calendar year, may be allocated to multiple Defined Benefit Plan years.

Qualified Defined Contribution Plan. The Bank also maintains a defined contribution plan for its employees. The Bank’s contributions consist of a matching contribution equal to a percentage of voluntary employee contributions, subject to certain limitations. For those employees that meet certain eligibility requirements and were hired on or after January 1, 2019, the Bank will make an additional contribution to the plan equal to a percentage of the eligible employee’s plan salary. The Bank recognized $2.4 million, $2.2 million and $1.7 million in expense related to plan contributions during 2024, 2023 and 2022, respectively.

    Nonqualified Supplemental Deferred Compensation Plans. In addition, the Bank maintains nonqualified deferred compensation plans, available to select employees and directors, which are, in substance, unfunded supplemental defined contribution retirement plans. The plans’ liabilities consist of the accumulated compensation deferrals and accrued earnings (losses) on the deferrals. For select employees, the deferred compensation plan is intended to ensure, among other things, that participants receive the full amount of benefits to which they would have been entitled under the qualified defined contribution plan in the absence of limits on benefits levels imposed by the Internal Revenue Service. In addition, for select employees hired on or after January 1, 2019, pursuant to the terms of the individual agreements with the employees, the Bank makes an additional, annual, elective contribution to the deferred compensation plan that is a percentage of their base salary and current

Notes to Financial Statements (continued)
incentive. The Bank’s obligations from these plans were $22.1 million and $20.1 million at December 31, 2024 and December 31, 2023, respectively, and the Bank recognized operating expenses of $3.5 million, $1.8 million, and $(1.5) million for 2024, 2023 and 2022, respectively. Although the nonqualified compensation plans are unfunded, the Bank owns mutual funds held in a Rabbi trust to help secure the Bank’s obligation to participants and to partially offset the earnings (losses) of certain deferred compensation agreements. The fair value of the mutual funds was $16.8 million and $15.8 million at December 31, 2024 and December 31, 2023, respectively.

Post-retirement Health Benefit Plan. The Bank sponsors an unfunded retiree benefits program that includes health care and life insurance benefits for eligible retirees. Employees who retired prior to January 1, 1992 receive health care benefits at the Bank’s expense after age 65. Employees retiring after January 1, 1992 participate in a health reimbursement account (HRA). At the discretion of the Bank, the amount can be modified. A limited life insurance benefit is provided at the Bank’s expense for retirees who retired prior to January 1, 2009. Employees who retired after January 1, 1992 but prior to January 1, 2009 were required to meet specific eligibility requirements of age 65 or age 60 with a minimum of 10 years of service at the time of retirement to be eligible for retiree health and life insurance benefits. The Accumulated Post-retirement Benefit Obligation (APBO) was $2.1 million and $2.3 million at December 31, 2024 and December 31, 2023, respectively.
Supplemental Executive Retirement Plan (SERP). The Bank also maintains an unfunded SERP, a nonqualified defined benefit retirement plan, for executives hired prior to January 1, 2019. The SERP is intended to ensure, among other things, that participants receive the full amount of benefits to which they would have been entitled under the qualified defined benefit pension plan in the absence of limits on benefits levels imposed by the Internal Revenue Service. The accumulated benefit obligation for the SERP was $10.0 million at both December 31, 2024 and December 31, 2023. As noted above, all nonqualified plans maintained by the Bank are unfunded; however, the Bank is the beneficiary of certain mutual funds held in a Rabbi trust which assets help secure the Bank’s obligation to participants. The fair value of the mutual funds was $2.4 million and $2.2 million at December 31, 2024 and December 31, 2023, respectively.
The Post-retirement Health Benefit Plan and SERP are not material to the Bank. However, the following table sets forth their benefit obligations recorded in Other liabilities on the Statements of Condition and amounts recognized in AOCI. In addition, the Bank recognized $2.0 million, $1.0 million, and $1.8 million in expense related to these two plans during 2024, 2023 and 2022, respectively, of which the service cost component was recognized in Compensation and benefits expense and all other costs were recognized in Other operating expense on the Statements of Income.

	SERP		Post-retirement Health Benefit Plan		Total
(in thousands)	2024	2023	2024	2023	2024	2023
Benefit obligations	$12,979	$11,207	$2,079	$2,252	$15,058	$13,459
Unrealized actuarial gains (losses) in AOCI	$(2,213)	$(183)	$867	$557	$(1,346)	$374

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

The following table includes significant outstanding related party member activity balances.

	December 31,
(in thousands)	2024	2023
Advances (1)	$44,190,541	$45,435,931
Letters of credit (2)	19,572,063	20,225,736
MPF loans	285,175	202,529
Deposits	38,181	40,129
Capital stock	2,015,411	2,038,033
Notes:
(1) Amount excludes accrued interest, deferred prepayment fees, and hedging adjustments
((2) Letters of credit are off-balance sheet commitments.

The following table summarizes the effects on the Statements of Income corresponding to the related party member balances above. Amounts related to interest expense on deposits were immaterial for the periods presented.

	Year ended December 31,
(in thousands)	2024	2023	2022
Interest income on advances (1)	$2,640,981	$2,479,267	$644,622
Interest income on MPF loans	11,333	10,744	10,897
Letters of credit fees	24,062	23,953	10,003
Note:
(1) Interest income on advances includes contractual interest income and prepayment fees. The effect of derivative activities is not included.

The following table summarizes the effect of the MPF activities with FHLBank of Chicago.

	Year ended December 31,
(in thousands)	2024	2023	2022
Servicing fee expense	$3,937	$3,813	$3,562

	December 31,
(in thousands)	2024	2023
Interest-bearing deposits maintained with FHLBank of Chicago	$5,263	$6,075

From time to time, the Bank may borrow from or lend to other FHLBanks on a short-term uncollateralized basis. The amount loaned by the Bank to other FHLBanks and repaid was $5.0 million in 2024, $750.0 million in 2023, and $1.8 billion in 2022. The amount borrowed from and repaid to other FHLBanks was $10.0 million in 2024, $3.0 million in 2023 and $2.0 billion in 2022.

Notes to Financial Statements (continued)
    Subject to mutually agreed upon terms, on occasion, an FHLBank may transfer at fair value its primary debt obligations to another FHLBank. During 2024 there was an immaterial amount of transfers of debt between the Bank and another FHLBank and no such transfer of debt during 2023 and 2022.

From time to time, a member of one FHLBank may be acquired by a member of another FHLBank. When such an acquisition occurs, the two FHLBanks may agree to transfer at fair value the loans of the acquired member to the FHLBank of the surviving member. The FHLBanks may also agree to the purchase and sale of any related hedging instrument. The Bank had no such activity during 2024, 2023 and 2022.

Note 14 – Estimated Fair Values

    Fair value amounts have been determined by the Bank using available market information and appropriate valuation methods. GAAP defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date (i.e., an exit price). These estimates are based on recent market data and other pertinent information available to the Bank at December 31, 2024 and December 31, 2023. Although the management of the Bank believes that the valuation methods are appropriate and provide a reasonable determination of the fair value of these financial instruments, there are inherent limitations in any valuation technique. Therefore, these fair values are not necessarily equal to the amounts that would be realized in current market transactions, although they do reflect the Bank’s judgment of how a market participant would estimate the fair values.

The carrying value and estimated fair value of the Banks’ financial instruments at December 31, 2024 and December 31, 2023 are presented in the table below.
Fair Value Summary Table

	December 31, 2024
(in thousands)	Carrying Value	Level 1	Level 2	Level 3	Netting Adjustment and Cash Collateral (1)	Estimated Fair Value
Assets:
Cash and due from banks	$17,340	$17,340	$—	$—	$—	$17,340
Interest-bearing deposits	2,726,628	2,726,628	—	—	—	2,726,628
Securities purchased under agreements to resell (2)	6,280,000	—	6,279,993	—	—	6,279,993
Federal funds sold	2,664,000	—	2,663,996	—	—	2,663,996
Trading securities	149,153	—	149,153	—	—	149,153
AFS securities	18,163,843	—	18,050,348	113,495	—	18,163,843
HTM securities	1,298,808	—	1,184,672	34,720	—	1,219,392
Advances	69,873,233	—	69,888,161	—	—	69,888,161
Mortgage loans held for portfolio, net	4,816,452	—	4,233,555	—	—	4,233,555
Accrued interest receivable	469,154	—	469,154	—	—	469,154
Derivative assets	353,629	—	67,399	—	286,230	353,629
Liabilities:
Deposits	$774,883	$—	$774,883	$—	$—	$774,883
Discount notes	11,685,159	—	11,683,853	—	—	11,683,853
Bonds	87,965,104	—	87,349,924	—	—	87,349,924
Mandatorily redeemable capital stock (3)	7,025	7,568	—	—	—	7,568
Accrued interest payable (3)	540,958	—	540,415	—	—	540,415
Derivative liabilities	8,666	—	372,075	—	(363,409)	8,666

Notes to Financial Statements (continued)

	December 31, 2023
(in thousands)	Carrying Value	Level 1	Level 2	Level 3	Netting Adjustment and Cash Collateral (1)	Estimated Fair Value
Assets:
Cash and due from banks	$11,509	$11,509	$—	$—	$—	$11,509
Interest-bearing deposits	3,110,803	3,110,803	—	—	—	3,110,803
Securities purchased under agreements to resell (2)	5,980,000	—	5,979,957	—	—	5,979,957
Federal funds sold	2,533,000	—	2,532,983	—	—	2,532,983
Trading securities	217,722	—	217,722	—	—	217,722
AFS securities	14,822,933	—	14,697,125	125,808	—	14,822,933
HTM securities	1,339,759	—	1,231,090	41,656	—	1,272,746
Advances	78,431,508	—	78,364,403	—	—	78,364,403
Mortgage loans held for portfolio, net	4,697,752	—	4,236,537	—	—	4,236,537
Accrued interest receivable	517,361	—	517,361	—	—	517,361
Derivative assets	408,507	—	206,615	—	201,892	408,507
Liabilities:
Deposits	$636,726	$—	$636,726	$—	$—	$636,726
Discount notes	13,683,580	—	13,678,683	—	—	13,678,683
Bonds	90,801,032	—	90,267,686	—	—	90,267,686
Mandatorily redeemable capital stock (3)	27,874	28,468	—	—	—	28,468
Accrued interest payable (3)	753,663	—	753,069	—	—	753,069
Derivative liabilities	7,334	—	650,673	—	(643,339)	7,334
Notes:
(1) Amounts represent the application of the netting requirements that allow the Bank to settle positive and negative positions and also cash collateral held and related interest accrued or placed by the Bank with the same clearing agent and/or counterparties.
(2) Based on the fair value of the related collateral held, the securities purchased under agreements to resell were fully collateralized for the periods presented. There were no offsetting liabilities related to these securities at December 31, 2024 and December 31, 2023. These instruments’ maturity term is overnight.
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

Notes to Financial Statements (continued)

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

    As of December 31, 2024, for substantially all of its MBS, the Bank received a price from all of its vendors and the default price was the final price. Based on the Bank’s reviews of the pricing methods including inputs and controls employed by the third-party pricing vendors and the relative lack of dispersion among the vendor prices (or, in those instances in which there were outliers or significant yield variances, the Bank’s additional analyses), the Bank believes the final prices are representative of the prices that would have been received if the assets had been sold at the measurement date (i.e., exit prices) and further that the fair value measurements are classified appropriately in the fair value hierarchy. There continues to be unobservable inputs and a lack of significant market activity for private label MBS; therefore, the Bank classified private label MBS as Level 3.

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

Notes to Financial Statements (continued)
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
•Forward interest rate assumption (rates projected in order to calculate cash flows through the designated term of the hedging relationship). OIS curve or SOFR curve.
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

Credit risk related to uncleared derivatives may be further mitigated by the exchange of initial margin with the Bank’s derivative counterparties. However, as of December 31, 2024, the Bank did not exceed initial margin thresholds with any of its counterparties and was not required to post initial margin. If the Bank’s aggregate uncleared derivative transactions exposure to a counterparty exceeds the applicable threshold, certain investment securities are required to be posted and held at a third-party custodian.

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

Notes to Financial Statements (continued)
Fair Value Measurements. The following tables present, for each hierarchy level, the Bank’s assets and liabilities that are measured at fair value on a recurring or non-recurring basis on its Statements of Condition at December 31, 2024 and December 31, 2023. The Bank measures certain mortgage loans held for portfolio at fair value when a charge-off is recognized and subsequently when the fair value of collateral less costs to sell is lower than the carrying amount. Real estate owned is measured using fair value when the assets' fair value less costs to sell is lower than the carrying amount.

	December 31, 2024
(in thousands)	Level 1	Level 2	Level 3	Netting Adjustment and Cash Collateral (1)	Total
Recurring fair value measurements - Assets:
Trading securities:
Non MBS:
GSE obligations	$—	$149,153	$—	$—	$149,153
Total trading securities	$—	$149,153	$—	$—	$149,153
AFS securities:
Non-MBS:
U.S. Treasury obligations	$—	$4,112,955	$—	$—	$4,112,955
GSE and TVA obligations	—	907,124	—	—	907,124
State or local agency obligations	—	169,336	—	—	169,336
MBS:
U.S. obligations single-family	—	1,712,384	—	—	1,712,384
GSE single-family	—	4,597,885	—	—	4,597,885
GSE multifamily	—	6,550,664	—	—	6,550,664
Private label	—	—	113,495	—	113,495
Total AFS securities	$—	$18,050,348	$113,495	$—	$18,163,843
Derivative assets:
Interest rate related	$—	$67,392	$—	$286,230	$353,622
Mortgage delivery commitments	—	7	—	—	7
Total derivative assets	—	67,399	—	286,230	353,629
Total recurring assets at fair value	$—	$18,266,900	$113,495	$286,230	$18,666,625
Recurring fair value measurements - Liabilities
Derivative liabilities:
Interest rate related	$—	$371,838	$—	$(363,409)	$8,429
Mortgage delivery commitments	—	237	—	—	237
Total recurring liabilities at fair value	$—	$372,075	$—	$(363,409)	$8,666
Non-recurring fair value measurements - Assets
Impaired mortgage loans held for portfolio	$—	$—	$8,090	$—	$8,090
REO	—	—	312	—	312
Total non-recurring assets at fair value	$—	$—	$8,402	$—	$8,402

Notes to Financial Statements (continued)

	December 31, 2023
(in thousands)	Level 1	Level 2	Level 3	Netting Adjustment and Cash Collateral (1)	Total
Recurring fair value measurements - Assets:
Trading securities:
Non MBS:
GSE and TVA obligations	$—	$217,722	$—	$—	$217,722
Total trading securities	$—	$217,722	$—	$—	$217,722
AFS securities:
Non MBS:
U.S. Treasury obligations	$—	$3,676,037	$—	$—	$3,676,037
GSE and TVA obligations	—	983,307	—	—	983,307
State or local agency obligations	—	174,111	—	—	174,111
MBS:
U.S. obligations single-family	—	1,538,389	—	—	1,538,389
GSE single-family	—	2,047,752	—	—	2,047,752
GSE multifamily	—	6,277,529	—	—	6,277,529
Private label	—	—	125,808	—	125,808
Total AFS securities	$—	$14,697,125	$125,808	$—	$14,822,933
Derivative assets:
Interest rate related	$—	$206,460	$—	$201,892	$408,352
Mortgage delivery commitments	—	155	—	—	155
Total derivative assets	—	206,615	—	201,892	408,507
Total recurring assets at fair value	$—	$15,121,462	$125,808	$201,892	$15,449,162
Recurring fair value measurements - Liabilities
Derivative liabilities:
Interest rate related	$—	$650,647	$—	$(643,339)	$7,308
Mortgage delivery commitments	—	26	—	—	26
Total recurring liabilities at fair value	$—	$650,673	$—	$(643,339)	$7,334
Non-recurring fair value measurements - Assets
Impaired mortgage loans held for portfolio	$—	$—	$6,859	$—	$6,859
REO	—	—	290	—	290
Total non-recurring assets at fair value	$—	$—	$7,149	$—	$7,149
Note:
(1)Amounts represent the application of the netting requirements that allow the Bank to settle positive and negative positions and also cash collateral and related accrued interest held or placed by the Bank with the same clearing agent and/or counterparties.

Notes to Financial Statements (continued)
Level 3 Disclosures for all Assets and Liabilities That Are Measured at Fair Value on a Recurring Basis. The following table presents a reconciliation of all assets and liabilities that are measured at fair value on the Statements of Condition using significant unobservable inputs (Level 3) for the years ended December 31, 2024, 2023 or 2022. For instruments carried at fair value, the Bank reviews the fair value hierarchy classifications each quarter. Changes in the observability of the valuation attributes may result in a reclassification of certain financial assets or liabilities. Such reclassifications are reported as transfers in/out at fair value in the quarter in which the changes occur. There were no Level 3 transfers during 2024, 2023 or 2022.

(in thousands)	AFS Private Label MBS Year Ended December 31, 2024	AFS Private Label MBS Year Ended December 31, 2023	AFS Private Label MBS Year Ended December 31, 2022
Balance, beginning of period	$125,808	$142,271	$194,425
Total gains (losses) (realized/unrealized) included in:
(Provision) reversal for credit losses	(2,172)	(3,456)	(6,154)
Accretion of credit losses in interest income	5,526	6,732	9,271
Net unrealized gains (losses) on AFS in OCI	(649)	(6,417)	(22,172)
Settlements:
Settlements	(15,018)	(13,322)	(33,099)
Balance, end of period	$113,495	$125,808	$142,271
Total amount of gains for the periods presented included in earnings attributable to the change in unrealized gains or (losses) relating to assets and liabilities still held at December 31	$3,227	$3,276	$2,798
Change in unrealized gains (losses) for the period included in other comprehensive income (loss) for assets held at December 31	$(649)	$(6,417)	$(22,172)

Notes to Financial Statements (continued)
Note 15 – Commitments and Contingencies

    The following table presents the Bank’s various off-balance sheet commitments which are described in detail below. The Bank deemed it unnecessary to record any liabilities for credit losses on these commitments at December 31, 2024 and December 31, 2023, based on the Bank’s credit extension and collateral policies.

(in thousands)	December 31, 2024			December 31, 2023
Notional amount	Expiration Date Within One Year	Expiration Date After One Year	Total	Total
Standby letters of credit outstanding (1) (2)	$29,560,531	$—	$29,560,531	$28,789,179
Commitments to purchase mortgage loans	20,561	—	20,561	30,028
Unsettled consolidated obligation discount notes, at par	45,000	—	45,000	—
Unsettled consolidated obligation bonds, at par	642,000	—	642,000	78,000
Notes:
(1) Excludes approved requests to issue future standby letters of credit of $177.0 million at December 31, 2024 and $32.0 million at December 31, 2023.
(2) Letters of credit in the amount of $7.5 billion at December 31, 2024 and $7.0 billion at December 31, 2023, have renewal language that permits the letter of credit to be renewed for an additional period with a maximum renewal period of approximately five years.

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

    Unearned fees related to standby letters of credit are recorded in other liabilities and had a balance of $5.8 million at December 31, 2024 and $5.0 million at December 31, 2023.

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

The Bank does not have any legally binding or unconditional unused lines of credit for advances at December 31, 2024 or December 31, 2023. However, within the Bank’s Rollover (weekly/monthly) advance product, there were conditional lines of credit outstanding of $11.6 billion at December 31, 2024 and $10.0 billion at December 31, 2023.

Commitments to Purchase Mortgage Loans. The Bank may enter into commitments that unconditionally obligate the Bank to purchase mortgage loans under the MPF Program. These delivery commitments are generally for periods not to exceed 60 days. Such commitments are recorded as derivatives.

Pledged Collateral. The Bank may pledge cash and securities, as collateral, related to derivatives. Refer to Note 7 - Derivatives and Hedging Activities in this Form 10-K for additional information about the Bank’s pledged collateral and other credit-risk-related contingent features.

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

Notes 1, 5, 7, 9, 10, 11 and 13 also discuss other commitments and contingencies.

Item 9: Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None

Item 9A: Controls and Procedures

Disclosure Controls and Procedures

Under the supervision and with the participation of the Bank’s management, including the chief executive officer and chief financial officer (principal financial officer), the Bank conducted an evaluation of its disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the 1934 Act. Based on this evaluation, the Bank’s chief executive officer and chief financial officer (principal financial officer) concluded that the Bank’s disclosure controls and procedures were effective as of December 31, 2024.
Management’s Report on Internal Control Over Financial Reporting

See Item 8. Financial Statements and Supplementary Data — Management’s Annual Report on Internal Control over Financial Reporting in this Form 10-K.

Changes in Internal Control Over Financial Reporting

There have been no changes in internal control over financial reporting that occurred during the fourth quarter of 2024 that have materially affected, or are reasonably likely to materially affect, the Bank’s internal control over financial reporting.

Item 9B: Other Information

None

Item 9C: Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

Not applicable

PART III

Item 10: Directors, Executive Officers and Corporate Governance

As required by applicable law, the Bank’s Board is comprised of a combination of industry directors elected by the Bank’s member institutions (Member Directors) on a state-by-state basis and independent directors elected by a plurality of the Bank’s members (Independent Directors). No member of the Bank’s management may serve as a director of an FHLBank. The Bank’s Board currently includes nine Member Directors and seven Independent Directors. Of the 16 directors, eight identify as male and six as female. Three of the directors identify as racial/ethnic minorities. Two directors did not self-identify. All of the Bank’s directors are required to be elected by the Bank’s members.

Nomination of Member Directors

Member Directors are required by statute and regulation to meet certain specific criteria in order to be eligible to be elected and serve as Bank directors. To be eligible, an individual must: (1) be an officer or director of a Bank member institution located in the state in which there is an open Bank director position; (2) the member institution must be in compliance with the minimum capital requirements established by its regulator; and (3) the individual must be a U.S. citizen. These criteria are the only permissible eligibility criteria that Member Directors must meet. The FHLBanks are not permitted to establish additional eligibility criteria or qualifications for Member Directors or nominees. Each eligible institution may nominate representatives from member institutions in its respective state to serve four-year terms on the Board of the Bank as Member Directors.

As a matter of statute and regulation, only FHLBank stockholders may nominate and elect Member Directors. FHLBank Boards are not permitted to nominate or elect Member Directors. Specifically, institutions that are members required to hold stock in the Bank as of the record date (i.e., December 31 of the year prior to the year in which the election is held), are entitled to participate in the election process. With respect to Member Directors, under Finance Agency regulations, no director, officer, employee, attorney, or agent of the Bank (except in his/her personal capacity) may, directly or indirectly, support the nomination or election of a particular individual for a Member Directorship.

Because of the laws and regulations governing FHLBank Member Director nominations and elections, an FHLBank does not know what factors its member institution considers in selecting Member Director nominees or electing Member Directors. However, if an FHLBank’s Board has performed a self-assessment, then, in publishing the nomination or election announcement, that FHLBank can include a statement indicating to the FHLBank’s members participating in the election what skills or experience the Board believes would enhance the FHLBank’s Board in addition to candidate diversity.

Pamela C. Asbury resigned from the Board effective May 23, 2024, as a Delaware Member Director. Under applicable law, the Bank’s Board was required to elect an individual to fill the vacant seat for the remainder of the term. The Bank’s Board elected Thomas A. Hendry, Senior Vice President and Treasurer of New York Life Insurance and Annuity Corporation (New York Life) effective August 16, 2024, for his insurance industry experience as well as his position with a member institution representing the state of Delaware.

H. Charles Maddy, III, resigned from the Board effective May 3, 2024, as a West Virginia Member Director. Under applicable law, the Bank’s Board was required to elect an individual to fill the vacant seat for the remainder of the term. The Bank’s Board elected Nathaniel S. Bonnell, Chairman, President and CEO of Citizens Bank of West Virginia effective August 16, 2024, for his accounting and finance background as well as his position with a member institution representing the state of West Virginia.

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

In 2024 the Bank’s Board determined that there was a need for hedging/derivatives, securities law, public finance, affordable housing finance, community development, information technology, and insurance industry experience on the Board as well as candidate diversity and included this information in its election materials. Prior to finalizing the Independent Director nominee slate, the Board (or representatives thereof) is required to consult with the Bank’s Affordable Housing Advisory Council and the slate must be sent to the Finance Agency for its review.

In 2024, the Board selected incumbent directors Mr. Romulo L. Diaz, Jr. and Dr. Howard B. Slaughter, Jr., as independent director nominees based on a determination that they met the required regulatory qualifications. Mr. Diaz and Dr. Slaughter were re-elected to the Bank’s Board in 2024 (for a term beginning January 2025). In addition, Messrs. Diaz and Slaughter both met the qualifications to serve as public interest directors and were designated as public interest directors.

In 2023, the Board selected incumbent directors, Ms. Angel Helm and Ms. Louise Herrle as independent director nominees based on a determination that they met the required regulatory qualifications. Ms. Angel Helm and Ms. Louise Herrle were re-elected to the Bank’s Board in 2023 (for a term beginning January 2024).

In 2022, the Board selected incumbent director Mr. Glenn R. Brooks as an independent director nominee based on a determination that he met the required regulatory qualifications. Mr. Glenn R. Brooks was re-elected to the Bank’s Board in 2022 (for a term beginning January 2023).

2024 Member and Independent Director Elections

For the election of both Member Directors and Independent Directors, each eligible institution is entitled to cast one vote for each share of stock that it was required to hold as of the record date (December 31 of the preceding year); however, the number of votes that each institution may cast for each directorship cannot exceed the average number of shares of stock that were required to be held by all member institutions located in that state on the record date. The only matter submitted to a vote of shareholders in 2024 was the election of vacant Member and Independent Directors, which occurred in the fourth quarter of 2024 as described below. The Bank conducted these elections to fill the open Member and Independent Directorships for 2024 designated by the Finance Agency.

In 2024, the nomination and election of Member Directors and Independent Directors was conducted electronically. No meeting of the members was held in regard to the election. The Board does not solicit proxies, nor are eligible institutions permitted to solicit or use proxies to cast their votes in an election for Member or Independent Directors. The election was conducted in accordance with 12 C.F.R. Part 1261. There were two Member Director seats up for election in 2024, both in Pennsylvania. The Pennsylvania Member Directors re-elected were Mr. James V. Dionise and Mr. Brendan J. McGill. The Independent Directors re-elected were Mr. Romulo L. Diaz, Jr. and Dr. Howard B. Slaughter, Jr. Information about the results of the 2024 Member and Independent Director elections, including the votes cast, was reported in the Form 8-K filed on November 15, 2024, as amended on December 17, 2024.

Information Regarding Current FHLBank Directors

The following table sets forth certain information (ages as of February 28, 2025) regarding each of the directors currently serving on the Bank’s Board. No director of the Bank is related to any other director or executive officer of the Bank by blood, marriage, or adoption.

Name	Age	Director Since	Term Expires	Board Committees
Brendan J. McGill (Member) [1]	56	2017	2028	(g)(h)(i)
Louise M. Herrle (Independent) [2]	67	2018	2027	(g)(h)(i)
Barbara M. Adams (Independent) [3]	73	2022	2025	(a)(d)(h)(i)
Thomas Bailey (Member)	63	2022	2025	(a)(d)(g)(h)(i)
Nathaniel S. Bonnell (Member)	43	2024	2026	(b)(e)(h)(i)
Glenn R. Brooks (Independent) [4]	61	2015	2026	(d)(e)(g)(h)(i)
Romulo L. Diaz, Jr., Esq. (Independent)	78	2021	2028	(b)(f)(g)(h)(i)
James V. Dionise (Member)	63	2021	2028	(a)(b)(g)(h)(i)
Angel L. Helm (Independent) [5]	62	2019	2027	(a)(b)(g)(h)(i)
Thomas A. Hendry (Member)	60	2024	2027	(b)(f)(h)(i)
Blanche L. Jackson (Member)	59	2023	2026	(a)(d)(h)(i)
Sheryl Jordan (Member)	53	2024	2027	(c)(f)(h)(i)
Joseph W. Major (Member)	69	2022	2025	(c)(f)(h)(i)
Thomas H. Murphy (Independent) [6]	62	2016	2025	(c)(e)(g)(h)(i)
Dr. Howard B. Slaughter, Jr. (Independent) [7]	67	2020	2028	(c)(e)(g)(h)(i)
Jeane M. Vidoni (Member)	64	2019	2026	(d)(f)(g)(h)(i)
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
3 Pursuant to Finance Agency regulation, Ms. Adams was elected in 2021 as an Independent Director for a term beginning January 2022 and ending December 31, 2025. In addition, Ms. Adams met the qualifications to serve as a public interest director and was designated as a public interest director.
4Pursuant to Finance Agency regulation, Mr. Brooks was originally elected by the Board, effective January 1, 2015, to fill a seat vacated by an Independent Director for a term ending December 31, 2018. He was again elected in 2018 to fill a seat vacated by an Independent Director for a term ending December 31, 2022.
5 Pursuant to Finance Agency regulation, Ms. Helm was originally elected by the Board to fill a seat, effective April 1, 2019, vacated by an Independent Director for a term ending December 31, 2019.
6 Pursuant to Finance Agency regulation, Mr. Murphy was originally elected by the Board effective November 14, 2016 to fill a seat vacated for a term ending December 31, 2017. He had information technology expertise, which the Board had identified as a skill need on the Board, and was again elected in 2021 as an Independent Director for a term beginning January 2022 and ending December 31, 2025.
7 Pursuant to Finance Agency regulation, Dr. Slaughter was originally elected by the Board, effective January 1, 2020, to fill a seat vacated by an Independent Director for a term ending December 31, 2020.

Brendan J. McGill joined the Board in January 2017. Mr. McGill is President and Chief Executive Officer of Harleysville Bank. Mr. McGill has served as a Director and President of Harleysville Financial Corporation since September 2014 and as Chief Operating Officer since June 2010. Previously, Mr. McGill served as Executive Vice President and Chief Financial Officer from May 2009 until September 2014. From February 2000 until May 2009, Mr. McGill served as the company’s

Senior Vice President, Treasurer and Chief Financial Officer. Mr. McGill joined the Harleysville Bank in September 1999 as Senior Vice President, Chief Financial Officer and Treasurer.

Louise M. Herrle joined the Board in September 2018. Ms. Herrle is a senior corporate finance executive with extensive experience in developing and leading innovative global debt finance programs and in capital market risk management. Effective April 1, 2023, Ms. Herrle joined the boards of the following three Mizuho entities: 1) Mizuho Americas LLC; 2) Mizuho Securities USA LLC; and 3) Mizuho Bank (USA). Ms. Herrle was the Managing Director of Capital Markets for Incapital, LLC, and retired from that position in 2019. In addition, she has provided financial advisory services to Fortune 100 companies and was the leading architect of a financing platform for social impact investments. Ms. Herrle has received multiple awards for excellence in corporate financing and was a featured speaker for industry events and conferences throughout her career. She is the former Executive Board Chair of Girls Inc. of Greater Pittsburgh (formerly known as Strong Women, Strong Girls, Inc.) and continues to serve on its Finance Committee, serves as an advisor for Strategic Planning, and is a member of the Emeritus Board. Other board positions include serving on the Advisory Board of Power Forward Inc. and as a Cabinet Member of the Capital Campaign for Light of Life Rescue Mission. Ms. Herrle received her BSBA degree from Robert Morris University, and in 2020 became NACD (National Association of Corporate Directors) Directorship Certified.

Barbara M. Adams joined the Board in January 2022. Ms. Adams serves on the board of directors of FS KKR Capital Corp. (NYSE:FSK), successor by merger to FSIC II, FSIC III and FSIC IV, on whose boards Ms. Adams also served at various times beginning in 2012. In May 2023, Ms. Adams was appointed to the board of KKR FS Income Trust Select, an affiliate of FSK. In October 2022, Ms. Adams was elected to serve as a trustee of KKR FS Income Trust, also an affiliate of FSK. Ms. Adams served as the Executive Vice President – Legal Affairs and General Counsel of the Philadelphia Housing Authority from August 2011 to April 2016, and as a trustee of each of the Philadelphia Housing Authority Retirement Income Trust and the Philadelphia Housing Authority Defined Contribution Pension Plan from November 2011 to April 2016. She served as the General Counsel of the Commonwealth of Pennsylvania (the “Commonwealth”) from June 2005 until January 2011. Prior to her appointment as General Counsel to the Commonwealth, Ms. Adams was a Partner at the law firm of Duane Morris LLP. Ms. Adams served as the housing policy committee co-chair for Governor-elect Edward G. Rendell’s transition team and served on the housing policy committee for Governor-elect Tom Wolf’s transition team. She is currently a member of the board of the Philadelphia Energy Authority and served as the Authority’s secretary from 2017 to 2024. She is also a member of the board and of the executive committee and the Vice Chair of the Committee of Seventy, having served as Co-Vice Chair from 2023 to 2024. Ms. Adams is a graduate of Temple University (now Beasley) School of Law and a graduate of Smith College. She is an NACD Certified Director, has an Advanced Management Program Certificate from The Wharton School of the University of Pennsylvania Aresty School of Executive Education and an NACD/Carnegie Mellon CERT Certificate in Cybersecurity Oversight.

Thomas Bailey joined the Board in January 2022. Mr. Bailey serves as President and Chief Executive Officer of Brentwood Bank. Prior to assuming the Chief Executive Officer title, Mr. Bailey served as Brentwood Bank’s Chief Financial Officer, overseeing financial and regulatory reporting, asset/liability management, and Brentwood Bank’s investment portfolio. Mr. Bailey serves as member of the Independent Community Bankers of America Mutual Bank Council. He served as the Pennsylvania representative to the ICBA’s Federal Delegate Board. Mr. Bailey is an active member of the Pennsylvania Association of Community Bankers (PACB), a state banking trade organization, serving on its Legislative Committee. He served as the PACB’s chairman from 2008 to 2009. Since 2016, he has served as Treasurer of the BP Education Foundation within the Bethel Park School District. Mr. Bailey received his Bachelors in Economics from the University of Pittsburgh and holds various banking certificates. Most recently he earned the University of Virginia Darden School of Business’s Strategic Thinking and Action certificate.

Nathaniel S. Bonnell joined the Board in August 2024. Mr. Bonnell is the Chairman, President and CEO of Citizens Bank of West Virginia, a $690 million community bank that operates six full-service banking locations in West Virginia. Mr. Bonnell is also President, CEO and a Board Member of Citizens Financial Corp., headquartered in Elkins, West Virginia. In Mr. Bonnell’s 20+ year career at Citizens, he has served in various capacities including as the Chief Financial Officer, as well as Executive Vice President overseeing operations. With a background in accounting and finance, Mr. Bonnell is a Certified Public Accountant (CPA), having received the WVSCPA Merit Award for earning the highest score on the CPA exam in the state of West Virginia. He also maintains designations as a Certified Information Systems Auditor (CISA) and Chartered Global Management Accountant (CGMA). He is currently a Board Member of the West Virginia Bankers Association and a member of the Government Relations Council of the American Bankers Association. He also serves as a member of the Board of Davis & Elkins College, the Randolph County Development Authority and previously served as President of the Board of the Randolph-Tucker Children’s Advocacy Center. In addition, Mr. Bonnell is a member of the Mountain State Chapter of the Young Presidents Organization, Rotary Club of Elkins, the American Institute of CPAs, and the West Virginia Society of CPAs. He earned an MBA from West Virginia University and a Bachelor of Science in Accounting and Management from Davis & Elkins College.

Glenn R. Brooks joined the Board in January 2015 and was reelected to the Board in 2022 for a term beginning January 2023. He is President of Leon N. Weiner & Associates, Inc., a Wilmington, Delaware based homebuilding, development and property management firm. The Weiner organization and its affiliated companies have developed and constructed more than 4,500 homes and 9,000 apartments as well as several hotels, office and retail properties. He is responsible for the strategic direction of the firm along with personal and professional development of the officers and employees of the company. He is a member of the firm’s Board of Directors. He has been employed by the firm since 1986. Mr. Brooks served on the Bank’s Affordable Housing Advisory Council between 2004 and 2012. He served as Vice Chairman of the Council in 2006 and 2007 and as Chairman from 2008 to 2010. Mr. Brooks served as the Chairman of the Building Committee of Grove United Methodist Church in West Chester, Pennsylvania from 2009 through 2010. He also served as the President of the Board of Trustees for five years and served on the church’s Finance and Steering Team from 2015 through 2018. Mr. Brooks sits on the Multifamily Board of Trustees and served as Chairman of the Housing Credit Group Committee of the National Association of Homebuilders in 2015 and 2016. In 2021 he was appointed and currently serves on the board of managers of a privately held de novo hospitality company, Retreat Hotels and Resorts, LLC. Mr. Brooks was appointed to the Board of Managers of another affordable housing development company, Renewal Housing Associates, LLC. in 2023. He holds a Bachelor of Business Degree from the College of William & Mary in Virginia. Mr. Brooks is a NACD Board Leadership Fellow and earned a Certificate in Corporate Governance from Drexel University.

Romulo L. Diaz, Jr, Esq. joined the Board in January 2021. Mr. Diaz is the Principal of Turtle on Post LLC, a nonprofit and board advisory services company. He served as Vice President and General Counsel of PECO Energy, an Exelon company, from 2012 to 2020 and as Vice President of Governmental and External Affairs from 2009 to 2012. Mr. Diaz previously served as City Solicitor of Philadelphia, Assistant Administrator of the U.S. Environmental Protection Agency for Resources Management, and in various roles at the U.S. Department of Energy, including Counselor and Deputy Chief of Staff to the Secretary of Energy. He has wide-ranging experience, including executive leadership, public policy, regulated industries, strategic planning, talent management, risk management, corporate governance, and sustainability. Mr. Diaz has served on numerous governmental and nonprofit boards throughout his career and currently serves on the boards of the Latino Corporate Directors Association, NACD (Philadelphia Chapter), Pan American Association of Philadelphia, Pennsylvania Energy Development Authority, and Philadelphia Museum of Art and on the advisory and foundation boards of PBJ Marketing, LLC. He earned his B.A. in Plan II Liberal Arts Honors from the University of Texas at Austin and his J.D. from the University of Texas School of Law.

James V. Dionise joined the Board in January 2021. Mr. Dionise is a Director of NexTier Bank, N.A. Prior to its merger with NexTier Bank in 2024, Mr. Dionise served as President, Chief Executive Officer, and Director of Mars Bancorp, Inc. and its wholly-owned banking subsidiary Mars Bank. Mr. Dionise began his tenure with Mars Bank in 2007 as Executive Vice President and Chief Operating Officer. In 2008, Mr. Dionise was named President and Chief Executive Officer and elected to its Board of Directors. Prior to joining Mars Bank, Mr. Dionise held financial executive management-level positions with First National Bank of Pennsylvania, Great American Federal, MBNA and PNC Bank. Mr. Dionise began his professional career in 1983 advancing to audit manager and CPA with the accounting firm Ernst & Young.

Angel L. Helm joined the Board in April 2019. Ms. Helm is a former Managing Director of Wells Fargo Securities, from where she retired in 2012 after 30 years of service to the organization. In May 2021 through December 2021, Ms. Helm was engaged by Answers Pet Food Company as an executive consultant for the purpose of reviewing, revising and implementing new business operation strategies. In January 2020, Ms. Helm served as Interim Chief Executive Officer of Safe Berks, an agency that provides a safe haven and ongoing support system for victims of domestic violence and sexual assault. She also formerly served as Interim Chief Executive Officer of Olivet Boys and Girls Club of Reading and Berks County. Ms. Helm is a Trustee of Caron Treatment Centers, a leading addiction treatment facility, where she currently serves as Vice Chair of the board and as a member of the Executive and Compensation Committees. In July 2020, Ms. Helm joined the Board of Directors of Tower Health System, headquartered in Reading, Pennsylvania, where she was a member of the Finance Committee. Her term ended December 31, 2023. She also served on the Board of Directors of Alvernia University in Pennsylvania for six years where she co-chaired the University’s $9 million capital campaign. She previously served as Enrollment Committee Chair for the University as well. Ms. Helm earned her MBA from St. Joseph’s University and received her B.A. in Business/Managerial Economics from Gettysburg College.

Thomas A. Hendry joined the Board in August 2024. He serves as Senior Vice President and Treasurer of New York Life. Mr. Hendry is responsible for overseeing the Treasury function including funding, liquidity management, operations, asset liability management, as well as enterprise expense management, procurement, and corporate services. Prior to joining New York Life in 2012, Mr. Hendry held multiple leadership roles at Prudential. From 2010 to 2012, Mr. Hendry served as the Business Unit Treasurer for Prudential’s Individual and Group Life Insurance businesses and was lead liaison with the New

Jersey and Arizona regulators. From 2007 to 2010, he worked in the Prudential Retirement organization and held a co-leadership role in the Pension Risk Transfer unit focusing on solutions for defined benefits plans. In this role, he was responsible for product design, pricing, regulatory and marketing strategies. From 2005 to 2007, Mr. Hendry served in a lead planning role where he was responsible for planning and analysis, expense management and client reporting. Prior to Prudential Retirement, Mr. Hendry worked for Prudential Investment Management from 2000 to 2005 as Vice President – Finance leading the financial planning and analysis function. During this time Mr. Hendry developed numerous financial performance metrics for both internal and external stakeholders. From 1998 to 2000, Mr. Hendry worked for Prudential Insurance where he was responsible for GAAP and SEC reporting, analytical review and control of the investment portfolio. Before rejoining Prudential in 1998, Mr. Hendry completed the Capital Markets Advanced Development Program at Coopers & Lybrand LLP from 1995 to 1998 and worked in multiple roles with increasing responsibility with Prudential from 1988 to 1994.

Blanche L. Jackson joined the Board in January 2023. She is the Chief Executive Officer of Stepping Stones Community Federal Credit Union in Wilmington, Delaware which is a low-income designated, minority depository institution and a CDFI. Ms. Jackson has served as CEO of Stepping Stones Community Federal Credit Union since 2018. She volunteered for over 10 years with the nonprofit organization and board of directors to help charter and launch the credit union which was chartered in 2011. Its critical mission is to provide an inclusive and affordable option for everyone to have access to a federally insured financial institution. Ms. Jackson has been able to leverage her 20+ years of experience in leading financial institutions to accelerate the growth of the credit union and provide access to affordable credit for its membership. She is responsible for ensuring the adequacy and soundness of the credit union’s financial structure. Ms. Jackson’s career started at the Delaware State Police Federal Credit Union where she was employed for over 20 years. As the Executive Vice President, she was responsible for the day-to-day operations as well as overseeing the accounting and finance department which included asset liability management and its associated risks. She was also responsible for the oversight of the lending department, which included an in-house mortgage department, and for implementing the Freddie Mac seller/servicer program. She is also a current member of the board of directors of Inclusiv and serves as its Vice President. Inclusiv is a certified CDFI intermediary that provides capital, builds capacity, and advocates for member community development credit unions. Inclusiv serves over 18 million residents of low-income urban, rural, and reservation-based communities across the U.S. and in Puerto Rico. In addition to her experience with Stepping Stones, Ms. Jackson has held a variety of leadership positions at other credit unions: COO, Tidemark Federal Credit Union, 2016 – 2018 and EVP, Delaware State Police Federal Credit Union, 1998 – 2016. Ms. Jackson holds a BS in Finance and holds the following certifications: Certified Chief Executive – Credit Union Executive Society certified in May 2017, Nationally Certified Compliance Officer – National Association of Federal Credit Union certified in April 1999. Ms. Jackson received her B.S. in Finance from Wilmington University.

Sheryl Jordan joined the Board in January 2024. She is the Executive Vice President and Managing Director, Financial Institutions Group, PNC Bank, N.A. Ms. Jordan has 30 years of experience in the banking industry and has been with PNC since 2000, with previous roles in the Strategic Partners Group as Sales Manager and Senior Vice President. Earlier roles include Treasury Sales Officer and Vice President at Bank of America and Management Associate at KeyCorp. Ms. Jordan is an active member in PNC’s employee business resource groups, including Women Connect and the Pittsburgh African American group, as well as PNC’s mentoring programs. Ms. Jordan is also a champion of childhood education and development, and supports PNC’s Grow Up Great program, Coralus, a global non-profit supporting women entrepreneurs and participates in providing financial literacy in partnership with the Allegheny Intermediate Unit of McKeesport. She holds a BA in Economics and Business Administration from the University of Pittsburgh and an MBA from Georgia State University.

Joseph W. Major joined the Board in January 2022. Mr. Major is the Founder, Chairman of the Board and Chief Executive Officer of The Victory Bank. Mr. Major formerly served as the President and Chief Executive Officer of Patriot Bank Corp and Patriot Bank, and as President of Vartan National Bank. Mr. Major served as a director of The First National Bank of Liverpool and a director of ETA, a bank data processing service bureau located in central Pennsylvania. Mr. Major served on the boards of the Pennsylvania Bankers Association and the Pennsylvania Bankers Service Corporation from 2010-2019. He also served as Chairman of the Pennsylvania Bankers Association, and as a Director of the Pennsylvania Bankers Advanced School of Banking. Mr. Major is a standing faculty member for the Pennsylvania Banker’s Advanced School of Banking as well as the BankWork$ program. Mr. Major earned a Bachelor of Science in Business and a Juris Doctor from the University of Akron.

Thomas H. Murphy joined the Board in November 2016. He is the Chief Information Officer (CIO) at the University of Pennsylvania, where he is responsible for the central IT organization, information systems and computing. He has been the CIO at the University of Pennsylvania since 2013. From 2004 through 2012, Mr. Murphy was the Senior Vice President and Global CIO for AmerisourceBergen, a provider of pharmaceutical and healthcare services. He joined AmerisourceBergen from Royal Caribbean Cruise Lines where he also held the title of Global CIO. Mr. Murphy is the Chairperson of the Chief Information Security Officer coalition, co-founder and Board Member of the Technology Business Management Council, and is on the National Leadership Board of the Professional Development Academy.

Dr. Howard B. Slaughter, Jr. joined the Board in January 2020. Dr. Slaughter is President and Chief Executive Officer of Habitat for Humanity of Greater Pittsburgh (Habitat Pittsburgh). Prior to joining Habitat Pittsburgh, he was President and Chief Executive Officer of Christian Management Enterprises, LLC. He was also the Regional Director of the Fannie Mae Pittsburgh Partnership Office. Dr. Slaughter serves on the boards of the Pennsylvania Economic Development Financing Authority, the Howard Hanna Free Care Fund Foundation, and the McAuley Ministries Foundation. He is also a member of the Operational Committee of the Pennsylvania Community Development Bank. He previously served on the board of the Pittsburgh Foundation, as well as on the Consumer Advisory Board of the Consumer Financial Protection Bureau and the Bank’s Affordable Housing Advisory Council. Dr. Slaughter is a veteran of the U.S. Navy. He also served in the 479th Field Artillery Brigade in the U.S. Army Reserves. He earned his doctorate degree in information systems and communications from Robert Morris University, a master’s degree in public management from Carnegie Mellon University’s H. John Heinz III School of Public Management, an MBA degree from Point Park University, a Bachelor of Arts degree from Carlow University and an Associate in Science degree in Financial Services from the Community College of Allegheny County.

Jeane M. Vidoni joined the Board in January 2019. As President and CEO of Penn Community Bank, Ms. Vidoni oversees one of Pennsylvania’s largest mutual financial institutions. Ms. Vidoni’s distinguished career in banking has spanned more than three decades. She has served in senior positions at local, regional and national financial institutions throughout the Philadelphia region over the course of her professional career. Prior to her tenure at Penn Community Bank, she held leadership roles at several financial institutions, including President and CEO of First Federal of Bucks County; Senior Vice President, Retail Distribution and Sales Incentives at Citizens Bank; Senior Vice President, Sales Manager at Harleysville National Bank; and Senior Vice President, Head of Retail Banking at Progress Bank. Ms. Vidoni earned her MBA from St. Joseph’s University and her BS degree in Business Administration from Muhlenberg College.

Audit Committee

The Audit Committee has a written charter adopted by the Board. The Audit Committee is responsible for the appointment, compensation, and oversight of the Bank’s independent Registered Public Accounting Firm (RPAF) and Chief Internal Auditor. The Audit Committee also pre-approves all auditing services and approves all audit engagement fees, as well as any permitted non-audit services to be performed for the Bank by the independent RPAF. The independent RPAF reports directly to the Audit Committee. The Bank’s Chief Internal Auditor also reports directly to the Audit Committee. The Audit Committee assists the Board in fulfilling its responsibilities for general oversight of:

•The Bank’s financial reporting processes and the audit of the Bank’s financial statements, including the integrity of the Bank’s financial statements;
•The Bank’s administrative, operating, and internal accounting controls;
•The Bank’s compliance with legal and regulatory requirements;
•The internal audit and independent auditors’ qualifications and independence; and
•The performance of the Bank’s internal audit function and independent auditors.

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

Executive Officers

The following table sets forth certain information (ages as of February 28, 2025) regarding the executive officers of the Bank.

Executive Officer	Age	Capacity In Which Serves
David G. Paulson	60	President and Chief Executive Officer
Jonathan Bentrim	49	Chief Risk Officer
John P. Cassidy	61	Chief Technology and Operations Officer
Mark S. Evanco	61	Chief Banking Officer
Peggy Delinois Hamilton	57	General Counsel & Corporate Secretary
Pritha Madhavan	51	Deputy Chief Information Officer
Edward V. Weller	62	Chief Financial Officer

David G. Paulson is President and Chief Executive Officer of the Bank. In this capacity, he also serves on the Board of Directors for both the Council of Federal Home Loan Banks and the Office of Finance. Mr. Paulson joined the Bank in 2010 as Director, Mortgage Finance and Balance Sheet Management to help the cooperative navigate the uncertainty and new regulations resulting from the 2008 financial crisis. He was promoted to Managing Director of Capital Markets in 2012, named Chief Financial Officer in 2013, and assumed the role of Chief Operating Officer in 2020. In his current role, Mr. Paulson leverages more than 30 years of banking, treasury and capital markets experience. Prior to joining the Bank, Mr. Paulson was Senior Vice President at National City Corporation where he directed the treasury function, focusing on balance sheet risk management, mortgage servicing rights hedging and investment management portfolio. Before that, he was an Investment Portfolio Manager at Integra Financial and Equibank. Mr. Paulson has a Bachelor of Science in Finance and an MBA, both from Duquesne University. He is a board member for both the National Aviary and Junior Achievement of Western Pennsylvania, and is also a member of the La Roche University Business Advisory Committee.

Jonathan W. Bentrim is the Chief Risk Officer (CRO) and leads the Corporate Risk Management teams. In his role as CRO, Mr. Bentrim oversees market, credit and enterprise Risk as well as the Bank’s impact report preparation and regulatory relationship. Mr. Bentrim joined the Bank in 2012 as the Chief Internal Auditor, assumed the Senior Director Enterprise Risk Management role in 2021 and was promoted to CRO in February 2025. Mr. Bentrim is a Certified Public Accountant and a Certified Internal Auditor, has over 25 years of progressive leadership in financial services, and has received a Bachelor of Arts from Franklin & Marshall College, an MBA from Villanova University, and executive education for risk management from the Wharton School at the University of Pennsylvania.

John P. Cassidy is Chief Technology and Operations Officer of the Bank. He joined the Bank in 1999. Mr. Cassidy was the Bank’s Chief Information Officer from 2012 to 2020. He previously served as the Director of Information Technology since 2005. As Chief Technology and Operations Officer, Mr. Cassidy leads the Bank’s information technology and cyber security divisions as well as the member services and operations teams. Prior to joining the Bank, Mr. Cassidy held various IT leadership positions at DuPont, GMAC Mortgage, and Electronic Data Systems. In addition to a BS degree in Computer Science, Mr. Cassidy has an MBA with a focus on Information Technology from the Katz Graduate School of Business at the University of Pittsburgh.

Mark S. Evanco is Chief Banking Officer of the Bank. He oversees the core activities of member business development and capital markets. He provides leadership to key member facing activities, including business development, new membership, product development, Marketing/Communications and Mortgage Partnership Finance. Prior to joining the Bank, Mr. Evanco held various key leadership positions in the Treasury and Capital Markets areas of PNC Bank, N.A. and PNC Capital Markets, LLC. Mr. Evanco holds a BS degree in Business Administration, with concentrations in Finance and Management Information Systems, from the University of Buffalo.

Peggy Delinois Hamilton is General Counsel and Corporate Secretary of the Bank. She joined the Bank in 2023. The General Counsel and Corporate Secretary has executive responsibility for the Bank’s legal services, Board governance, and Ethics Office functions, as well as Government Relations. Ms. Hamilton has more than 25 years of senior-level legal and in-house counsel experience in small business lending, community development and banking. Her roles have included General Counsel for the U.S. Small Business Administration; Senior Vice President, Deputy General Counsel for a $13 billion community bank; Selma Levine Lecturer at Yale Law School; and General Counsel and Corporate Secretary for a Minority Depository Institution along with its affiliated bank holding company and certified CDFI. Ms. Hamilton has a bachelor’s degree and graduated cum laude from Brandeis University and received her Juris Doctor from Harvard Law School.

Pritha Madhavan is Deputy Chief Information Officer of the Bank. She joined the Bank in 2014 as Director, Planning and Architecture, was promoted to Senior Director, Business Solutions in 2019, and was promoted to her current role of Deputy Chief Information Officer in 2023. She leads the Information Technology business applications, solutions and data management teams, and also directs Bankwide work around efficiency, productivity and technology investment planning. Ms. Madhavan has more than 20 years of financial services IT leadership experience and came to the Bank from Bank of America where she was a Vice President. Ms. Madhavan holds a Bachelor of Arts from Carleton University, holds multiple technology-focused certifications, and is a Lean Six Sigma Green Belt. She is an active volunteer in her community, is a professionally trained classical singer, and enjoys cooking and traveling.

Edward V. Weller is Chief Financial Officer (CFO) of the Bank. He leads the Finance and Administrative Services teams. In his role as CFO, Mr. Weller oversees the Bank’s internal, regulatory and Board financial reporting along with related accounting and analysis functions, strategic planning and presentations to ratings agencies and other constituents. Mr. Weller, who joined the Bank in 2011 as Controller and was promoted to Chief Accounting Officer in 2013 and CFO in 2023, has more than 25 years of senior-level finance and accounting leadership experience, including prior roles at PNC and PwC. Mr. Weller holds an MBA from the University of Pittsburgh and a Bachelor of Arts from Grove City College. He is both a Certified Public Accountant and Certified Management Accountant. Mr. Weller has been involved in the community in various roles and serves as Chairman of the Board of the Allegheny Land Trust.

Each executive officer serves at the pleasure of the Board.

Code of Business Conduct

The Bank has adopted a code of ethics for all of its employees and directors, including its Chief Executive Officer, Chief Financial Officer (principal financial officer), Chief Accounting Officer (principal accounting officer), and those individuals who perform similar functions. A copy of the code of ethics, referred to as the Code of Business Conduct, is on the Bank’s public website, www.fhlb-pgh.com, and will be provided without charge upon written request to the Legal Department of the Bank at 301 Grant Street, Suite 2000, Pittsburgh, Pennsylvania 15219, Attention: General Counsel. Any amendments or waivers to the Bank’s Code of Business Conduct that apply to the Bank’s Chief Executive Officer, Chief Financial Officer (principal financial officer), Chief Accounting Officer (principal accounting officer), and those individuals who perform similar functions will be posted to the Bank’s public website.

Insider Trading Policies and Procedures

The Bank is cooperatively owned. The Bank’s member institutions (and, in limited circumstances, the Bank’s former member institutions) own the Bank’s capital stock. No individuals (including the Bank’s directors, officers and employees) may own the Bank’s capital stock.

The Bank’s capital stock can only be acquired, redeemed or repurchased at a par value of $100 per share. The Bank’s capital stock is not publicly traded, and no market mechanism exists for the disposition of its capital stock outside its cooperative structure. Members must purchase and maintain capital stock in the Bank as a condition of membership and may be required to purchase additional stock in order to transact advances, MPF and/or letters of credit activity with the Bank. Transactions in the Bank’s capital stock are governed by applicable regulatory requirements and the Bank’s Capital Plan (for more information on the Bank’s Capital Plan see the Capital Resources section of Item 1. Business in this Form 10-K).

In addition to the Bank’s cooperative structure, the Bank’s primary source of funding is the issuance of debt securities, which are consolidated obligations issued as bonds and discount notes (together with the Bank’s capital stock, the Bank’s Securities), that are sold by dealers to investors in the public (for more information on the Bank’s consolidated obligations see the Debt Financing — Consolidated Obligations section of Item 1. Business in this Form 10-K).

The Bank therefore has adopted a Securities Trading Policy aimed at promoting compliance with insider trading laws, rules, and regulations applicable to the Bank. This policy prohibits all directors, officers and employees and related persons in possession of material nonpublic information relating to the Bank or the FHLBank System from:

•buying or selling Bank Securities or engaging in any other action to take advantage of that information; and
•communicating that information to other persons not having a need to know the information for legitimate, Bank-related reasons.

This policy also extends similar prohibitions on such persons when they have obtained information in the course of employment or association with the Bank relating to any Bank member institution, counterparty, vendor or other entity, including other FHLBanks, and their respective securities. The Bank requires its directors, officers and employees to review and acknowledge the policy annually.

Further, the policy requires any director, officer or employee seeking to purchase consolidated obligations to notify the Bank’s ethics officer prior to the purchase or sale of these debt securities and prohibits trading activity in certain listed consolidated obligations.

Further, the policy provides that the Bank may institute trading blackout periods when certain material nonpublic information is shared with the Board. During these periods, no director may:

•buy shares of Bank capital stock not needed to support Bank activity; or
•request the repurchase of any excess Bank capital stock.

The policy provides that such periods stay in effect until the third business day following the date that information is made public.

The Bank believes that this policy and the related procedures are reasonably designed to promote compliance with insider trading laws, rules, regulations and applicable listing standards.

The Bank’s Securities Trading Policy is filed as Exhibit 19.1 to this Form 10-K. The foregoing description of the policy is not intended to describe all aspects of the policy and is qualified in its entirety by reference to the terms of the policy.

Item 11: Executive Compensation

Compensation Discussion and Analysis

Introduction

     This Compensation Discussion and Analysis (CD&A) presents information related to the Bank’s compensation program for its Principal Executive Officer (the CEO) and other Named Executive Officers (other NEOs). The information includes, among other things, the objectives of the Bank’s compensation program and the elements of compensation the Bank provides to its CEO and other NEOs.

The Bank’s Board has determined that it is necessary to consider the nature, level, and cumulative effect of all elements of the Bank’s compensation and benefits program to establish each element of the program at the appropriate level.

2024 Compensation Philosophy

The Bank’s compensation program is designed to:

•Attract, motivate, and retain staff critical to the Bank’s long-term success and thereby
•Enable the Bank to meet its public policy mission while balancing the evolving needs of customers and shareholders.

The Bank’s 2024 executive compensation for the CEO and other NEOs was determined using benchmark data from three peer groups: 1) other FHLBanks as the principal peer group (“FHLBanks peer group”); 2) publicly traded commercial financial institutions with $10 billion to $20 billion in assets as the primary commercial peer group if FHLBank data was unavailable; and 3) commercial financial services companies with assets between $20 billion and $65 billion if data in the first two peer groups was not available.

The peer group data was collected and analyzed by the Bank’s compensation consultant, McLagan, an Aon Hewitt company. For certain positions, when considering data from the larger peer group companies, and with input from McLagan, applicable job specific benchmarks for the Bank’s CEO and other NEOs were identified, as they were determined to be market comparable and represented realistic employment opportunities. Typically, the identified positions at the larger peer group institutions were at a lower level than the comparative Bank executive officer title (e.g., comparison of the CEO position to a COO or similar position(s) at such larger peer group companies). The Bank targets the median total compensation for the benchmarked positions. See the table below setting forth the peer companies used in benchmarking both base salary and incentive compensation. The Bank does not offer equity-based compensation as is typically offered in publicly traded financial services institutions; however, the Bank’s incentive compensation and enhanced retirement benefits taken together for the CEO and other NEOs is intended to provide a competitive compensation package.

Winthrop Watson, previously President and CEO, retired effective December 31, 2024 after serving in various roles since 2009, including serving as Executive Senior Advisor effective October 1, 2024. David G. Paulson, previously the Bank’s Chief Operating Officer (COO), was appointed by the Bank’s Board as Mr. Watson’s successor. He became President and CEO on October 1, 2024. Mark S. Evanco, previously Chief Business Development and Strategy Officer, was promoted to Chief Banking Officer effective November 1, 2024.

For 2024, the Bank executive officer incentive compensation plan (in which the CEO and other NEOs participated) continued to be aligned with market practices and provided for deferral of 50% of the incentive award, with payment of such deferred amount contingent on the Bank meeting ongoing performance criteria over the long-term performance period.

As part of an overall review of the Bank’s compensation programs, the Bank evaluated the various aspects of these programs, taking into consideration associated risk as it pertains to the expectations and goals of each element of compensation. The Bank does not offer commission or similar bonus compensation programs. The Bank does, however, offer incentive compensation plans with performance goals that are consistent with the risk appetite of the Bank. Additionally, to encourage long term performance, the Bank’s incentive compensation plans for its CEO and other NEOs require deferred payment of a portion of earned incentive compensation and condition the payment of these deferred amounts based on continuing to meet certain performance requirements. As of October 1, 2024, the Bank’s former President and CEO Mr. Watson was appointed to serve the Bank as Executive Senior Advisor. As Executive Senior Advisor, Mr. Watson was compensated through a mix of base salary and annual and long-term incentive awards. Details regarding the 2024 incentive compensation goals are discussed below.

As discussed above, for 2024 the Bank engaged McLagan to perform a base salary and incentive compensation benchmarking review based on three peer groups for the CEO and other NEOs which, along with consideration of the CEO’s and other NEOs’ performance, is used to establish their annual base salaries. The following is a list of peers used in the benchmarking, which list contains the three peer groups discussed above.

Apple Financial Holdings	FB Financial Corporation	Northwest Bank – PA
Arvest Bank	Federal Home Loan Banks (1)	OceanFirst Bank
Associated Bank	First BanCorp – PR	Old National Bank
Atlantic Union Bank	First Bancorp NC	Pacific Premier Bank
Axos Financial, Inc.	First Busey Corporation	PacWest Bancorp
BancFirst Corporation	First Financial Bancorp - OH	Pinnacle Financial Partners, Inc.
Bank of Hawaii	First Financial Bankshares, Inc.	PlainsCapital Bank
Bank of New York Mellon	First Foundation Inc.	Provident Financial Services
Bank of North Dakota	First Hawaiian Bank	Renasant Corporation
Bank OZK	First Interstate BancSystem, Inc.	Sallie Mae
Banner Bank	First Merchants Bank	Sandy Spring Bank
Berkshire Bank	First National Bank of Omaha	Seacoast Banking Corporation of Florida
BOK Financial Corporation	First United Bank - OK	ServisFirst Bancshares, Inc.
Bremer Financial Corporation	Flagstar Bank	Simmons First National Corporation
Brown Brothers Harriman	Frost Bank	South State Bank
Cadence Bank	Fulton Financial Corporation	State Bank & Trust
Cathay General Bancorp	Glacier Bank	Stellar Bancorp, Inc.
Central Bancompany, Inc	Hancock Whitney Bank	Synovus Financial Corporation
CIBC World Markets	Heartland Financial USA, Inc	Texas Capital Bank
City National Bank of Florida	Hilltop Holdings Inc.	TowneBank
Columbia Bank – NJ	Hope Bancorp, Inc.	TriState Capital Bank
Commerce Bank	Independent Bank - TX	Trustmark Corporation
Community Bank System, Inc.	Independent Bank Corp.	UMB Financial Corporation
Customers Bank	International Bancshares Corporation	United Bankshares, Inc.
CVB Financial Corp.	Lakeland Bancorp, Inc.	United Community Banks
Dime Community Bancshares, Inc.	Mechanics Bank	Valley National Bancorp
Eagle Bancorp Inc. - MD	Merchants Bank of Indiana	Veritex Holdings, Inc.
East West Bancorp, Inc.	MidFirst Bank	Washington Trust Bank
Eastern Bank	Mutual of Omaha	WesBanco, Inc.
Enterprise Financial Services Corp.	NBT Bancorp Inc.	Wintrust Financial Corporation
EverBank, National Association	New York Community Bank	WSFS Financial Corporation

(1) The “Federal Home Loan Banks” is the FHLBanks peer group that includes all other Federal Home Loan Banks.

Human Resources Committee’s Role and Responsibilities

The Human Resources Committee of the Board is responsible for establishing and overseeing the CEO’s compensation and overseeing other NEOs’ compensation. This includes setting the objectives of and reviewing performance under the Bank’s compensation, benefits, and perquisites programs for the CEO and other NEOs.

Additionally, the Human Resources Committee has adopted the practice of periodically retaining compensation and benefit consultants and other advisors, as well as reviewing analysis from the Bank’s Human Resources Department (HR Department), to assist in performing its duties regarding the CEO’s and other Executives’ compensation.

Role of the Federal Housing Finance Agency

The FHLBank’s regulator, the Finance Agency, has been granted certain authority over executive compensation. Specifically under the Housing Act: (1) the Director of the Finance Agency is authorized to prohibit executive compensation that is not reasonable and comparable with compensation in similar businesses; (2) if an FHLBank is undercapitalized, the Director of the Finance Agency may restrict executive compensation; and (3) if an FHLBank is determined to be in a troubled condition, the Finance Agency may reduce or prohibit certain golden parachute payments in the event that an FHLBank is subject to a triggering event (for example, insolvency, subject to appointment of a conservator or receiver). Under the Finance Agency’s Executive Compensation Regulation, additional advance notice and approval requirements are imposed in regard to an FHLBank entering into or adopting: (1) employment agreements; (2) severance policy/agreements; (3) incentive compensation award payouts; (4) material modifications to nonqualified plans; and (5) ad hoc termination payments. The Finance Agency has implemented this authority by requiring the FHLBanks to submit to the Finance Agency for non-objection review salary, incentive compensation and benefits changes which would affect an FHLBank’s NEOs.

The Finance Agency has established the following standards against which it evaluates the compensation of each FHLBank executive: (1) each individual executive’s compensation should be reasonable and comparable to that offered to executives in similar positions at comparable financial institutions; (2) such compensation should be consistent with sound risk management and preservation of the par value of FHLBank stock; (3) a significant percentage of incentive-based compensation should be tied to longer-term performance indicators; and (4) the Board should promote accountability and transparency with respect to the process of setting compensation.

Determining the CEO’s Cash Compensation

For 2024, the Human Resources Committee used the analysis from McLagan for benchmarking the CEO’s cash compensation and factored in 2024 budget parameters. In determining former CEO Winthrop Watson’s cash compensation (including both base salary and incentive compensation), a comparison was made to the median for the FHLBanks peer group. After consideration of this analysis and budget consideration, the Board granted a salary increase of 3% based on his 2023 CEO salary, resulting in a 2024 CEO salary to Mr. Watson of $1,070,481.

David Paulson, previously the Bank’s COO, became President and CEO of the Bank effective October 1, 2024. The Human Resources Committee used the analysis from McLagan for benchmarking the CEO’s cash compensation against compensation for other recently-engaged FHLBank Presidents and CEOs and factored in 2024 budget parameters. After consideration of this analysis and budget consideration, the Board granted a CEO salary to Mr. Paulson of $890,000.

Determining Other NEOs’ Cash Compensation

In 2024, other NEOs’ base salaries and incentive compensation levels were determined by the CEO and validated using the results of the McLagan study, which offered various data points for consideration, and which was used for benchmarking the other NEOs’ compensation at approximately the median for the FHLBanks peer group, and were reviewed and approved by the Human Resources Committee. The annual review of the McLagan study, 2024 budget parameters in a competitive talent market, and corresponding Board review of these findings validated the appropriateness of compensation levels for the CEO and other NEOs. Salaries are reflected in the Summary Compensation Table presented in this Item 11.

Executive Officer Incentive Plans

2024 Executive Officer Incentive Compensation Plan (2024 Plan). The 2024 Plan is designed to retain and motivate the CEO and other NEOs and reward (1) achievement of key annual goals and (2) maintenance of satisfactory financial condition and member value over the longer term. The 2024 Plan established the following award opportunity levels (expressed as a percentage of base salary):

Participant Level	Threshold	Target	Maximum
A	60%	75%	100%
B	55%	70%	85%
C	50%	65%	80%
D	40%	55%	70%

The Board has evaluated the performance of the CEO and other NEOs against the incentive goals for 2024 set forth in the Non-Equity Incentive Plan Compensation section following the Summary Compensation Table below and determined the total incentive award (if any) based on that performance. The total incentive award was divided into two parts: (1) a current incentive award; and (2) a deferred incentive award, payable in installments. The following table illustrates how the 2024 current awards and deferred incentive award installments would be paid under the 2024 Plan:

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

Participant Requirements of Continued Employment and Satisfactory Performance. Participants who terminate employment with the Bank for any reason other than death, disability, involuntary termination without cause or retirement prior to the current incentive award payout date will not be eligible for an award. Participants who terminate employment due to retirement or involuntary termination (other than for cause) after the current incentive award payout date (March 15, 2025), but before completion of the payment of all corresponding deferred incentive award installments shall receive such deferred incentive award installment payments at the same time as such payments are made to plan participants who are current Bank employees. Participants who otherwise resign employment before the completion of the payment of all corresponding deferred incentive award installments shall not receive payment of such installments. In the event of a participant’s employment termination due to death or disability, the participant shall receive payout of deferred award installments. Any participant who is terminated by the Bank for cause shall not receive payment of unpaid deferred incentive award installments. Finally, the plan provides for vesting of deferred award installments in the event of a Change in Control, as such term is defined in the 2024 Plan. See Exhibit 10.13 to the 2023 Form 10-K for the full terms of the 2024 Plan.

In addition to deferred incentive award installment payments, the Bank also maintains a clawback policy in its Executive Officer Incentive Compensation Plan. The policy authorizes the Board to clawback incentive-based compensation paid to executive officers in the event of gross misconduct, gross negligence, materially inaccurate financial statements, erroneous performance metrics related to incentive goal calculation or conviction of a felony. The Board may, in its sole discretion, decline to adjust the terms of any outstanding award if it determines that such adjustment would violate applicable law or result in adverse tax consequences to a participant or the Bank. Under the policy, the Board will utilize its discretion to reduce the amount of any current incentive award payment and any deferred incentive award installment payment if it determines that (i) operational errors or omissions resulted in material revisions to the Bank’s financial results, information submitted to the Finance Agency, or data used to determine incentive award payment amounts, (ii) the submission of information to the SEC, the OF, and/or the Finance Agency has not been provided in a timely manner or (iii) the Bank fails to make sufficient progress, as determined by the Finance Agency and communicated to Bank management and/or the Board by the Finance Agency, in the timely remediation of examination, monitoring, and other supervisory findings and matters requiring executive management’s attention.

2025 Executive Officer Incentive Compensation Plan (2025 Plan). The 2025 Plan is materially the same as the 2024 Plan noted above with the same performance requirements, clawback mechanism and award eligibility levels. Following December 31, 2025, the Board will evaluate performance against the incentive goals set forth under the Grants of Plan-Based Awards table applicable to awards granted for 2025 and determine the total incentive award (if any) based on that performance. The total incentive award will be divided into two parts: (1) a current incentive award; and (2) a deferred incentive award, payable in installments. The following table illustrates how the 2025 current awards and deferred incentive award installments would be paid under the 2025 Plan:

Payment	Description	Payment Year*
Current Incentive Award	50% of total award	2026
Deferred Incentive Award installment	Up to 33 1/3% of deferred incentive award	2027
Deferred Incentive Award installment	Up to 33 1/3% of deferred incentive award	2028
Deferred Incentive Award installment	Up to 33 1/3% of deferred incentive award	2029
* Payment, if any, will be made no later than March 15 in the year indicated.

Payment of each deferred incentive award installment under the 2025 Plan is contingent on the Bank continuing to meet certain Bank performance criteria and the participant meeting his or her requirements described below. The amount of the deferred incentive award payout opportunity is set forth in the Grants of Plan-Based Awards table. See “Stated Bank Performance Criteria, 2025” under Grants of Plan-Based Awards table for details regarding the performance criteria.

Participant Requirements of Continued Employment and Satisfactory Performance. These terms in the 2025 Plan are the same as set forth in the 2024 Plan described above. See Exhibit 10.14 to this Form 10-K for the full terms of the 2025 Plan.

Additional Incentives for Other NEOs

From time to time, the CEO has recommended for the other NEOs, and the Board has approved, additional incentive awards in connection with specific projects or other objectives of a unique, challenging, and time-sensitive nature. No such additional incentive awards were granted for any of the other NEOs in 2024.

Perquisites and Other Benefits

The Board views the perquisites afforded to the CEO and other NEOs as an element of the total compensation program, provided primarily as a benefit associated with their overall position duties and responsibilities. Examples of perquisites for the CEO and/or other NEOs may include the following:

•Personal use of a Bank-owned/leased automobile;
•Financial and tax planning;
•Payment of relocation expenses;
•Business club membership; and
•Parking

The Bank may also provide a tax gross-up for some of the perquisites offered, including relocation benefits. Perquisites for the CEO and other NEOs are detailed on the Summary Compensation Table and accompanying narrative, where an individual’s aggregate perquisites are $10,000 or more.

Employee Benefits

The Board and Bank management are committed to providing competitive, high-quality benefits designed to promote health, well-being, and income protection for all employees. The Bank offers all employees a core level of benefits and the opportunity to choose from a variety of optional benefits. Core and optional benefits offered include, but are not limited to, medical, dental, prescription drug, vision, long-term disability, short-term disability, flexible spending accounts, worker’s compensation insurance, and life and accident insurance. The CEO and other NEOs participate in these benefits on the same basis as all other full-time employees. In addition, the CEO and other NEOs are eligible for individual disability income insurance if the individual’s salary exceeds the monthly long-term disability limit.

Qualified and Nonqualified Defined Benefit Plans

The Bank participates in the Pentegra Defined Benefit Plan for Financial Institutions (Pentegra Defined Benefit Plan), a tax-qualified, multi-employer defined-benefit retirement plan. The Pentegra Defined Benefit Plan is a funded, noncontributory plan that covers eligible employees.

•For all employees hired prior to January 1, 2008, benefits under the Pentegra Defined Benefit Plan are based upon a 2% accrual rate, the employees’ years of benefit service and the average annual salary for the three consecutive years of highest salary during benefit service. The regular form of retirement benefits provides a single life annuity, with a guaranteed minimum 12-year payment. A lump-sum payment and other additional payment options are also available. Employees are not vested until they have completed five years of employment. The benefits are not subject to offset for Social Security or any other retirement benefits received.

•For all employees hired between January 1, 2008 and December 31, 2018, benefits under the Pentegra Defined Benefit Plan are based upon a 1.5% accrual rate, the employees’ years of benefit service and the average annual salary for the five consecutive years of highest salary during benefit service. The regular form of retirement benefit payment is guaranteed for the life of the retiree but not less than 120 monthly installments. If a retiree dies before 120 monthly installments have been paid, the beneficiary would be entitled to the commuted value of such unpaid installments paid in a lump sum. Employees are not vested until they have completed five years of employment. The benefits are not subject to offset for Social Security or any other retirement benefits received.

•Employees hired on or after January 1, 2019 are not eligible to participate in the Pentegra Defined Benefit Plan and will not accrue benefits. For all employees hired prior to January 1, 2019, benefits will continue to accrue. If an employee was terminated prior to January 1, 2019 and then is subsequently re-hired on or after January 1, 2019, he/she is not eligible to re-join the Pentegra Defined Benefit Plan. One other NEO was impacted by this change in benefits. The CEO and other NEOs hired prior to January 1, 2019 are not impacted by this change in benefits.

The CEO and other NEOs hired prior to Jan 1, 2019 also participate in a Supplemental Executive Retirement Plan (SERP). The SERP provides the CEO and other NEOs with a retirement benefit that the Bank is unable to offer under the Pentegra Defined Benefit Plan due to Internal Revenue Code (IRC) and Pentegra Defined Benefit Plan limitations, including the IRC limitations on qualified pension plan benefits for employees earning cash compensation of at least $345,000 for 2024.

As a nonqualified plan, the SERP benefits do not receive the same tax treatment and funding protection as the Pentegra Defined Benefit Plan, and the Bank’s obligations under the SERP are a general obligation of the Bank. The terms of the SERP provide for distributions from the SERP upon termination of employment with the Bank or in the event of the death or disability of the employee. Payment options under the SERP include annuity and lump-sum options.

Qualified and Nonqualified Defined Contribution Plans

Eligible employees have the option to participate in the Bank’s Defined Contribution Plan (Thrift Plan), a qualified defined contribution plan under the IRC. Subject to IRC and Thrift Plan limitations, employees can contribute up to 50% of their base salary in the Thrift Plan. The Bank matches 100% of employee contributions up to 6% of total eligible earnings. This matching contribution is immediately vested.

For all employees hired on or after January 1, 2019, the Bank will also contribute under the Thrift Plan an amount equal to 4% of total eligible earnings annually if the following eligibility requirements are met: (1) employed on December 31; and (2) completed 1,000 hours of service during the plan year. This contribution vests after 3 years of service. NEOs hired on or after January 1, 2019 are eligible to participate. There is one eligible active NEO.

In addition to the Thrift Plan, the CEO and other NEOs are also eligible to participate in the Supplemental Thrift Plan, an unfunded nonqualified defined contribution plan that, in many respects, mirrors the Thrift Plan. The Supplemental Thrift Plan ensures, among other things, that the CEO and other NEOs whose benefits under the Thrift Plan would otherwise be restricted by certain provisions of the IRC or limitations in the Thrift Plan are able to make elective pretax deferrals and receive the Bank matching contributions on those deferrals. In addition, the Supplemental Thrift Plan permits deferrals of Bank matching contributions on the current portion of the incentive compensation awards, subject to the limits on deferrals of compensation under the Supplemental Thrift Plan. Participants are permitted to elect to defer a portion of their deferred incentive awards to this Plan as well. Any such awards which are deferred to the Supplemental Thrift Plan are subject to a separate payment election.

The CEO and other NEOs may defer up to 80% of their eligible cash compensation, less their contributions to the qualified Thrift Plan. For each deferral period in the Supplemental Thrift Plan, the Bank credits a matching contribution equal to:
•200% on employee’s 3% contribution, up to 6% of total eligible earnings; less
•The Bank’s matching contribution to the qualified Thrift Plan.

The terms of the Supplemental Thrift Plan generally provide for distributions upon termination of employment with the Bank, in the event of the death of the employee or upon disability, at the discretion of the Human Resources Committee, and in accordance with applicable IRC and other requirements. Payment options under the Supplemental Thrift Plan include a lump-sum payment and annual installments for up to 10 years. No loans are permitted from the Supplemental Thrift Plan.

The current incentive award portion of any incentive compensation award for the CEO and other NEOs is eligible for a Bank matching contribution under the Supplemental Thrift Plan; any incentive award installments further deferred to the Supplemental Thrift Plan are not eligible for a Bank matching contribution. In addition, if a Supplemental Thrift Plan participant has contributed the maximum amount of employee contributions under the qualified Thrift Plan but was credited with matching Bank contributions to the Thrift Plan at a limited level due to IRC or Thrift Plan limitations, the participant is credited with an additional Bank contribution to the Supplemental Thrift Plan calculated after taking into account the Bank matching contributions actually credited to the Thrift Plan for the plan year. A description of the Supplemental Thrift Plan is also contained in the Supplemental Thrift Plan filed as Exhibit 10.1 to the Bank’s Second Quarter 2019 Form 10-Q.

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

Additional Retirement Benefits

The Bank offers post-retirement medical benefit dollars in the form of a Health Reimbursement Account (HRA) for eligible retirees and their spouses age 65 and older. HRA amounts can be used to purchase individual healthcare coverage and other eligible out-of-pocket healthcare expenses.

Severance Policy (excluding Change-in-Control)

The Bank provides severance benefits to the CEO and other NEOs. These benefits reflect the potential difficulty employees may encounter in their search for comparable employment within a short period of time.

The Bank’s severance policy is designed to help bridge this gap in employment. The policy provides the following for the CEO and the other NEOs:

•Four weeks’ base salary continuation per year of service, with a minimum of 26 weeks and a maximum of 52 weeks;
•Taxable compensation in the amount equivalent to the amount the Bank pays for medical coverage for its active employees for the length of the salary continuation; and
•Individualized outplacement service for a maximum of 12 months.

The Board provided a separate severance agreement as part of the employment offer for former President and CEO Mr. Watson. It is the same as above except that it provides for severance in the amount of 12 months of salary which is more fully described in the Post-Termination Compensation Table below.

Change-in-Control (CIC) Agreements

The Bank has entered into CIC agreements with the CEO and other NEOs. The Board believes that CIC agreements are an important recruitment and retention tool and that such agreements enable the CEO and other NEOs to effectively perform and meet their obligations to the Bank if faced with the possibility of consolidation with another FHLBank.

In the event of a merger of the Bank with another FHLBank, where the merger results in the termination of employment (including resignation for “good reason” as defined under the CIC agreement) for the CEO or any other Executives, each such individual(s) is (are) eligible for severance payments under his/her CIC agreement. Such severance is in lieu of severance under the severance policy discussed above. The severance policy (and in the case of the CEO, his separate severance agreement) continues to apply to employment terminations of the other NEOs, other than those resulting from a Bank merger.

Benefits under the CIC agreement for the CEO and other NEOs are as follows:

•2.99 times base salary (CEO); two times base salary (other NEOs);
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
•For the other NEOs, a payment of two times target incentive award opportunity in the year of termination, a pro-rated incentive payment in the year of termination and a payment equal to the additional benefit that the other NEOs would have received under the Bank’s qualified and nonqualified retirement plans calculated as if the other NEOs had two additional years of both age and service at the time of separation from the Bank;
•An amount equal to three (CEO) or two (other NEOs) times 6% of the NEO’s annual compensation (as defined in the Supplemental Thrift Plan) at the time of separation from the Bank;
•Taxable compensation equivalent to the Bank’s monthly contribution to its active employees’ medical plan coverage for the benefits continuation period of 18 months; and
•Individualized outplacement service for a maximum of 12 months and financial planning.

See Exhibit 10.9.1 to the Bank’s second quarter 2016 Form 10-Q for details regarding the change-in-control agreements. For NEOs hired after January 1, 2019, their respective CIC agreements include the above non-CEO terms, except that, instead of the qualified and nonqualified retirement plan age and years of service payments, each NEO would receive a payment equal to 2 times the percentage of the sum of base salary and current incentive that the Bank contributes each year to the Supplemental Thrift Plan for the NEO as the NEO’s additional nonqualified plan benefit.

Compensation Committee Interlocks and Insider Participation

During 2024, the following directors served on the Bank’s Human Resources Committee: Ms. Jeane M. Vidoni, Chair, Mr. Romulo L. Diaz, Jr., Esq., Vice Chair, Mr. Thomas A. Hendry, Ms. Sheryl Jordan and Mr. Joseph W. Major. No member of the Bank’s Human Resources Committee has at any time been an officer or employee of the Bank. None of the Bank’s executive officers have served, or are serving, on the Board or the compensation committee of any entity whose executive officers served on the Bank’s Human Resources Committee or Board. With respect to related party transactions, if any, and the independence of the directors serving on the Human Resources Committee during 2024, see Item 13. Certain Relationships and Related Transactions and Director Independence of this Form 10-K.

Compensation Committee Report

The Human Resources Committee has reviewed and discussed the CD&A with management. Based on that review and discussion, the Human Resources Committee has recommended to the Board that the CD&A be included in the Bank’s 2024 Form 10-K.

The Human Resources Committee of the Board:

Ms. Jeane M. Vidoni, Chair
Mr. Romulo L. Diaz, Jr., Esq., Vice Chair
Mr. Thomas A. Hendry
Ms. Sheryl Jordan
Mr. Joseph W. Major

Summary Compensation Table (SCT)

Name and Principal Position	Year	Salary	Bonus	Non-Equity Incentive Plan Compensation	Change in Pension Value and Nonqualified Deferred Compensation (7)	All Other Compensation	Total
David G. Paulson (1) President and CEO	2024	$651,896	$—	$519,387	$127,000	$59,262	$1,357,545
	2023	556,133	—	464,591	272,000	61,312	1,354,036
	2022	519,750	—	427,494	—	44,055	991,299
John P. Cassidy (2) Chief Technology and Operations Officer	2024	$525,250	$—	$419,787	$179,000	$50,283	$1,174,320
	2023	511,193	—	401,330	595,000	46,884	1,554,407
	2022	477,750	—	362,862	20,700	40,337	901,649
Mark S. Evanco (3) Chief Banking Officer	2024	$352,059	$—	$253,194	$79,000	$28,105	$712,358
	2023	336,277	—	213,152	152,000	26,564	727,993
Peggy Delinois Hamilton General Counsel and Corporate Secretary (4)	2024	$400,000	$—	$157,500	$—	$108,928	$666,428
Edward V. Weller (5) Chief Financial Officer	2024	$350,190	$—	$199,884	$83,000	$27,739	$660,813
	2023	324,250	—	159,806	164,000	25,492	673,548
Winthrop Watson (6) Executive Senior Advisor, Former President and CEO	2024	$1,070,481	$—	$1,062,427	$—	$88,595	$2,221,503
	2023	1,039,302	—	1,011,308	323,000	92,806	2,466,416
	2022	971,311	—	944,860	—	78,777	1,994,948
Notes:
(1) Mr. Paulson’s base salary reflects his service as the Bank’s COO through September 30, 2024, at the base salary of $572,817 and his service as the Bank’s President and CEO as of October 1, 2024, at the base salary of $890,000. For 2024, Mr. Paulson’s non-equity incentive plan compensation was the incentive plan described above and was based on the 2024 performance against goals as set forth below as well as deferred incentive earned in 2024 under the 2021, 2022, and 2023 Executive Officer Incentive Compensation Plans. All other compensation included employer contributions to defined contribution plans of $53,143 and the remainder is insurance premium contributions. For 2023, Mr. Paulson’s non-equity incentive plan compensation was the incentive plan described in the Bank’s 2023 Form 10-K as well as deferred incentive earned in the 2020, 2021, and 2022 Executive Officer Incentive Compensation Plans. All other compensation included employer contributions to defined contribution plans of $46,441, Club Membership initiation fee of $10,000 and the remainder is insurance premium contributions. For 2022, Mr. Paulson’s non-equity incentive plan compensation was the incentive plan described in the Bank’s 2022 Form 10-K as well as deferred incentive earned in the 2019, 2020, and 2021 Executive Officer Incentive Compensation Plans. All other compensation included employer contributions to defined contribution plans of $39,583 and the remainder is insurance premium contributions.

(2) For 2024, Mr. Cassidy’s non-equity incentive plan compensation was the incentive plan described above and was based on the 2024 performance against goals as set forth below as well as deferred incentive earned in 2024 under the 2021, 2022, and 2023 Executive Officer Incentive Compensation Plans. All other compensation included employer contributions to defined contribution plans of $43,632 and the remainder is insurance premium contributions. For 2023, Mr. Cassidy’s non-equity incentive plan compensation was the incentive plan described in the Bank’s 2023 Form 10-K as well as deferred incentive earned in the 2020, 2021, and 2022 Executive Officer Incentive Compensation Plans. All other compensation included employer contributions to defined contribution plans of $41,972 and the remainder is insurance premium contributions. For 2022, Mr. Cassidy’s non-equity incentive plan compensation was the incentive plan described in the Bank’s 2022 Form 10-K as well as deferred incentive earned in the 2019, 2020, and 2021 Executive Officer Incentive Compensation Plans. All other compensation included employer contributions to defined contribution plans of $35,920 and the remainder is insurance premium contributions.

(3) For 2024, Mr. Evanco’s non-equity incentive plan compensation was the incentive plan described above and was based on the 2024 performance against goals as set forth below as well as deferred incentive earned in 2024 under the 2021, 2022, and 2023 Executive Officer Incentive Compensation Plans. All other compensation included employer contributions to defined contribution plans of $28,090 and the remainder is insurance premium contributions. For 2023, Mr. Evanco’s non-equity incentive plan compensation was the incentive plan described in the Bank’s 2023 Form 10-K as well as deferred incentive earned in the 2020, 2021, and 2022 Executive Officer Incentive Compensation Plans. All other compensation included employer contributions to defined contribution plans of $26,548 and the remainder is insurance premium contributions.

(4) For 2024, Ms. Delinois Hamilton’s non-equity incentive plan compensation was the incentive plan described above and was based on the 2024 performance against goals as set forth below. All other compensation included employer contributions to defined contribution plans of $24,002, commuter allowance of $84,912, and the remainder is insurance premium contributions.

(5) For 2024, Mr. Weller’s non-equity incentive plan compensation was the incentive plan described above and was based on the 2024 performance against goals as set forth below as well as deferred incentive earned in 2024 under the 2021, 2022, and 2023 Executive Officer Incentive Compensation Plans. All other compensation included employer contributions to defined contribution plans of $27,724 and the remainder is insurance premium contributions. For 2023, Mr. Weller’s non-equity incentive plan compensation was the incentive plan described in the Bank’s 2023 Form 10-K as well as deferred incentive earned in the 2020, 2021, and 2022 Executive Officer Incentive Compensation Plans. All other compensation included employer contributions to defined contribution plans of $25,476 and the remainder is insurance premium contributions.

(6) Mr. Watson was appointed to serve as the Bank as Executive Senior Advisor effective October 1, 2024, from which date Mr. Watson no longer served as the Bank’s President and CEO, and he retired from the Bank, effective December 31, 2024. Mr. Watson’s base salary reflects his service as the Bank’s President and CEO through September 30, 2024, at the base salary of $1,070,481, and his service as Executive Senior Advisor as of October 1, 2024, at the base salary of $1,070,481. For 2024, Mr. Watson’s non-equity incentive plan compensation was the incentive plan described above and was based on the 2024 performance against goals as set forth below as well as deferred incentive earned in 2024 under the 2021, 2022, and 2023 Executive Officer Incentive Compensation Plans. All other compensation included employer contributions to defined contribution plans of $61,633, perquisite benefits totaling $25,091, and the remainder is insurance premium contributions. For 2023, Mr. Watson’s non-equity incentive plan compensation was the incentive plan described in the Bank’s 2023 Form 10-K as well as deferred incentive earned in the 2020, 2021, and 2022 Executive Officer Incentive Compensation Plans. All other compensation included employer contributions to defined contribution plans of $90,933 and the remainder is insurance premium contributions. For 2022, Mr. Watson’s non-equity incentive plan compensation was the incentive plan described in the Bank’s 2022 Form 10-K as well as deferred incentive earned in the 2019, 2020, and 2021 Executive Officer Incentive Compensation Plans. All other compensation included employer contributions to defined contribution plans of $76,569 and the remainder is insurance premium contributions. Mr. Watson is eligible for certain compensation and benefits as a Bank retiree.

(7) The change in pension value is the sum of the change in the Pentegra Defined Benefit Plan and the change in the SERP as described below. No amount of above market earnings on nonqualified deferred compensation is reported because above market rates are not possible under the Supplemental Thrift Plan, the only such plan that the Bank offers. During 2022, for Mr. Watson, Mr. Paulson, and Mr. Cassidy, the increase in interest rate for fiscal 2022 drove the change in pension value for such year to be negative (-$173,000, -$243,000, and -$504,000, respectively). During 2024, for Mr. Watson, the change in pension value was negative (-$149,000). In accordance with SEC disclosure requirements, these negative amounts are not included in this table.

CEO Pay Ratio

Consistent with SEC rules, the Bank is providing the following information regarding the relationship of the annual compensation of the Bank’s employees and the annual total compensation of the Bank’s CEO. For the year ended December 31, 2024, the annual total compensation of the CEO, as reported in the SCT above was $1,357,545 and the median of the annual total compensation of all of the Bank’s employees (not including the CEO), calculated as described below, was $170,062. Based on this information, the ratio of the annual total compensation of the CEO to the median of the annual total compensation of all employees (not including the CEO), was 8.0 to 1. Comparatively, for 2023, the pay ratio was 14.1 to 1. This change in ratio was expected due to the change of the CEO incumbent and differences in compensation.

To identify the median of the annual total compensation of all of the Bank’s employees, as well as to determine the annual total compensation of the Bank’s median employee, the Bank took the following steps. First, the Bank determined that, as of December 1, 2024, the Bank’s employee population consisted of 250 individuals (not including the CEO), all located in the United States. This population consisted of full-time, part-time and temporary employees. The Bank selected December 1, 2024 for purposes of identifying its median employee as such date provided the Bank with adequate time to gather data regarding its employees.

Second, the Bank identified the median employee by comparing the amount of salary or wages, as applicable (including overtime), and cash incentive awards as reflected in the Bank’s payroll records for the year ending December 31, 2024 for each of the employees (not including the CEO) who were employed by the Bank on December 1, 2024, and ranking such compensation for all such employees from lowest to highest. In making this determination, the Bank annualized the salary or wages, as applicable (excluding overtime which was a nominal amount and not readily estimable due to fluctuations), of 23 employees who were hired in 2024 but did not work for the Bank for the entire year. The cash incentive awards forming a part of the calculation to identify the median employee were paid to employees in 2024 for the 2023 performance year in accordance with the Bank’s employee and executive incentive plans. The Bank determined this approach to be an appropriate measure for purposes of identifying its median employee. As a result of a change in the Bank’s employee population during 2024, the Bank performed the above calculation to identify the median employee for the year ending December 31, 2024, rather than use the same median employee identified in the Bank’s 2023 Form 10-K for the year ending December 31, 2023.

For any employee not eligible to receive the cash incentive awards paid during 2024 for the 2023 performance year, the Bank estimated the cash incentive award such employee would have received had the employee been employed the entire plan year.

The estimated incentive was determined using the newly hired employees’ base salary and their incentive compensation opportunity level based on (1) the Bank’s performance as it relates to the 2023 Bankwide goals (refer to these goals in Exhibit 10.13 in the Bank’s 2023 Form 10-K) and (2) the incentive compensation payouts in 2024 for similar positions in their respective departments.

The above described compensation measure used to identify the median employee was applied consistently to all employees included in the calculation. The Bank determined this compensation measure reasonably reflects the annual compensation of all Bank employees as required by SEC rules.

Finally, after determining the median employee as set forth above, the annual total compensation for the median employee of $170,062 was then calculated in the same manner as shown for the CEO in the SCT. The annual total compensation amount of the median employee includes among other things, amounts attributable to the change in pension value, which varies among employees based upon their tenure at the Bank. All other compensation includes employer contributions to defined contribution plans and insurance premium contributions. The above is a reasonable estimate, prepared under applicable SEC rules, of the ratio of the annual total compensation of the CEO to the median of the annual total compensation of all of the Bank’s employees.

Non-Equity Incentive Plan Compensation

Under the 2024 Plan, the actual annual award opportunity for January 1, 2024, through December 31, 2024, and payouts are based on a percentage of the executive’s base salary as of December 31, 2024. Each goal includes performance measures at threshold, target and maximum. The specific performance goals and total weighting for each goal for the CEO and other NEOs are as follows.

A.Optimize member use of core products by year-end 2024. Core products include: Advances, MPF, letters of credit, safekeeping (20% weighting);
B.Optimize member use of community products by year-end 2024. Community products include statutory and voluntary community investment programs (20% weighting);
C.Community Investment Project. Launch and execute new First Front Door/Keys to Equity fund product (10% weighting);
D.Profitability as measured by adjusted earnings relative to total GAAP capital in excess of full year average Federal funds rate within identified risk parameters (25% weighting);
E.Select metrics around workforce and marketplace objectives (10% weighting); and
F.Technology and resiliency objectives as measured by four critical strategic milestones (15% weighting).

Adjusted earnings referenced above are quantified in the table below.

(in thousands)
2024 GAAP net income	$587,515
Adjustments:
Advance prepayment fees	$(8,550)
Mortgage delivery commitments	5,891
Earnings at risk (EaR) and unrealized gain/loss on securities	(13,708)
Derivative ineffectiveness	730
Board approved additional voluntary housing grant	13,333
Subtotal - adjustments	$(2,304)
AHP	230
Adjusted earnings (non-GAAP)	$585,441

The table below includes the performance goal, weighting, achievement levels, and payout percentages for the NEOs per the terms of the 2024 Plan.

		To Achieve:				Payout (2)
Goal (1)	Weighting	Threshold Payout	Target Payout	Maximum Payout	2024 Results	Paulson	Cassidy/Hamilton	Evanco	Weller	Watson
A	20%	475	495	530	531	17.0%	16.0%	14.3%	14.0%	20.0%
B	20%	162	168	180	175	15.8%	14.8%	13.1%	12.8%	17.9%
C	10%	0.5	0.75	1	1	8.5%	8.0%	7.2%	7.0%	10.0%
D	30%	360	440	520	526	25.5%	24.0%	21.5%	21.0%	30.0%
E	10%	1 of 3	2 of 3	3 of 3	3	8.5%	8.0%	7.2%	7.0%	10.0%
F	10%	2 of 4	3 of 4	4 of 4	4	8.5%	8.0%	7.2%	7.0%	10.0%
Total Payout						83.8%	78.8%	70.4%	68.8%	97.9%
Notes:
(1) Refer to the incentive goal scorecard attached to the 2024 Plan which is Exhibit 10.13 to the Bank’s 2023 Form 10-K.
(2) For performance achievement between threshold and target or target and maximum, the 2024 Plan provides for interpolation to determine the incentive compensation payout. To calculate payout for achievement between target and maximum, linear interpolation was used.

Named Executive Officers	Salary on which incentive is based (1)	Maximum incentive payout % potential (2)	Maximum incentive payout potential $ (3)	2024 actual incentive payout (A)	2023 deferred incentive $ (B)	2022 deferred incentive $ (C)	2021 deferred incentive $ (D)	Total incentive payout (4)
David G. Paulson	$651,896	85.0%	$554,111	$272,981	$97,323	$90,776	$58,307	$519,387
John P. Cassidy	$525,250	80.0%	$420,200	$206,817	$84,134	$78,464	$50,372	$419,787
Mark S. Evanco	$352,059	71.6%	$252,228	$124,152	$48,340	$44,241	$36,462	$253,194
Peggy Delinois Hamilton	$400,000	80.0%	$320,000	$157,500	$—	$—	$—	$157,500
Edward V. Weller	$350,190	70.0%	$245,133	$120,378	$46,611	$18,795	$14,101	$199,884
Winthrop Watson	$1,070,481	100.0%	$1,070,481	$524,090	$212,913	$198,422	$127,003	$1,062,427
Notes:
(1) Base salary in effect on December 31, 2024 used to calculate payouts for Mr. Cassidy, Ms. Delinois Hamilton, Mr. Weller, and Mr. Watson.
For Mr. Paulson, base salary increased from $572,817 to $890,000 effective October 1, 2024 and is prorated. For Mr. Evanco, base salary increased from $346,365 to $381,002 effective November 1, 2024 and is prorated.
(2) Mr. Evanco’s maximum incentive payout percent potential increased from 70% to 80% effective November 1, 2024 and is prorated.
(3) NEOs will be paid 50% of the incentive payout for 2024 in 2025 (see column A) and the remaining amount will be deferred and contingently payable in 2026, 2027 and 2028.
(4) Total incentive payout includes the sum of columns (A) (B) (C) and (D). As noted below, if both of the Stated Bank Performance Criteria are met in the preceding year, deferred incentive payments will be at 125% of the deferred amount.

The following table illustrates for each participant the maximum amount of unpaid deferred installments as of December 31, 2024 distributable under the 2021, 2022, 2023 and 2024 plans.

Name and Principal Position	Amount Distributable in 2025	Amount Distributable in 2026	Amount Distributable in 2027	Amount Distributable in 2028	Total (1)
David G. Paulson President and CEO	$246,406	$301,841	$211,065	$113,742	$873,055
John P. Cassidy Chief Technology and Operations Officer	$212,970	$248,771	$170,308	$86,174	$718,223
Mark S. Evanco Chief Banking Officer	$129,043	$144,311	$100,070	$51,730	$425,153
Peggy Delinois Hamilton General Counsel and Corporate Secretary	$—	$65,625	$65,625	$65,625	$196,875
Edward V. Weller Chief Financial Officer	$79,506	$115,563	$96,768	$50,157	$341,995
Winthrop Watson (2) Executive Senior Advisor, Former President and CEO	$538,337	$629,705	$431,283	$218,371	$1,817,696
Notes:
(1) Based on the provisions of the 2021, 2022, 2023 and 2024 Executive Officer Incentive Compensation Plans, the deferral amount from the 2021, 2022, 2023 and 2024 plan years includes a 25% increase since the deferral criteria were assumed to have been met at the maximum level payout.
(2) Mr. Watson retired from the Bank, effective December 31, 2024. As Mr. Watson is a retiree under the Bank’s 2024 Plan, he is eligible to receive the above future payments at the same time, and in the same manner, that such payments are made to the CEO and other NEOs.

Change in Pension Value

The Qualified Plan provides a benefit of 2.00% of a participant’s highest 3-year average earnings, multiplied by the participant’s years of benefit service for employees hired prior to January 1, 2008; or 1.50% of a participant’s highest 5-year average earnings, multiplied by the participant’s years of benefit service for employees hired on or after January 1, 2008. Employees hired after January 1, 2019 are not eligible to participate in the Plan. Earnings are defined as base salary rate as in effect for each month of such year, subject to an annual IRS limit of $345,000 on earnings for 2024. Annual benefits provided under the Qualified Plan also are subject to IRS limits, which vary by age and benefit payment type. The participant’s accrued benefits are calculated as of December 31, 2023 and December 31, 2024. The present value is calculated using the accrued benefit at each date multiplied by a present value factor based on an assumed age 65 retirement date. As of December 31, 2023, 55% of the benefit is valued using the PRI-2012 mortality table for white collar workers (with mortality improvement scale MP-2021) and 45% of the benefit is valued using the IRS Applicable Mortality table for lump sums projected to 2023. As of December 31, 2024, 55% of the benefit is valued using the PRI-2012 mortality table for white collar workers (with IRS 2024 adjusted mortality improvement scale MP-2021) and 45% of the benefit is valued using the IRS Applicable Mortality table for lump sums projected to 2024. The interest rates used are 4.83% as of December 31, 2023 and 5.54% as of December 31, 2024. The difference between the present value of the December 31, 2024 accrued benefit and the present value of the December 31, 2023 accrued benefit is the “change in pension value” for the Qualified Plan.

The Non-Qualified plan provides benefits under the same terms and conditions as the Qualified Plan, except earnings are defined as base salary rate as in effect for each month of such year plus incentive compensation. However, the Non-Qualified plan does not limit annual earnings or benefits. Benefits provided under the Qualified Plan are an offset to the benefits provided under the Non-Qualified plan. The participants’ benefits are calculated as of December 31, 2023 and December 31, 2024. The present value is calculated by multiplying the benefits accrued at each date by a present value factor based on an assumed age 65 retirement date. As of December 31, 2023, the benefit is valued using the PRI-2012 mortality table for white collar workers (with mortality improvement scale MP-2021). As of December 31, 2024, the benefit is valued using the PRI-2012 mortality table for white collar workers (with IRS 2024 adjusted mortality improvement scale MP-2021). As of December 31, 2023, the benefit is valued using an interest rate of 4.83% for the age 65 present value factor and then the age 65 present value factor is discounted back to current age using an interest rate of 4.50%. As of December 31, 2024, the benefit is valued using an interest rate of 5.54% for the age 65 present value factor and then the age 65 present value factor is discounted back to current age using an interest rate of 5.25%. The difference between the present value of the December 31, 2024 accrued benefit and the present value of the December 31, 2023 accrued benefit is the “change in pension value” for the Non-Qualified Plan.

The total change in pension value is the sum of the change in the Qualified Plan and the change in the Non-Qualified Plan.

Grants of Plan-Based Awards

The following table is based on salary as of December 31, 2024 and shows the value of non-equity incentive plan awards granted to the CEO and other NEOs in 2024 or future periods, as applicable. Note that these amounts are based on the potential awards available under the terms of the 2024 Plan, not actual performance. Actual performance under the 2024 Plan is as reflected in the SCT and in the detailed incentive award tables set forth below the SCT.

2024 Grants

			Estimated Future Payouts under Non-Equity Incentive Plan Awards (1)
Name and Principal Position		Performance Achieved in 2024	Amount Payable in 2025	Amount Payable in 2026	Amount Payable in 2027	Amount Payable in 2028
		Total Opportunity	50% Payout	Deferred Amount	Deferred Amount	Deferred Amount
David G. Paulson (2) President and CEO	Threshold	$358,543	$179,271	$74,696	$74,696	$74,696
	Target	$456,327	$228,163	$95,068	$95,068	$95,068
	Max	$554,111	$277,056	$115,440	$115,440	$115,440
John P. Cassidy Chief Technology and Operations Officer	Threshold	$262,625	$131,313	$54,714	$54,714	$54,714
	Target	$341,413	$170,706	$71,128	$71,128	$71,128
	Max	$420,200	$210,100	$87,542	$87,542	$87,542
Mark S. Evanco (2) Chief Banking Officer	Threshold	$146,611	$73,305	$30,544	$30,544	$30,544
	Target	$199,420	$99,710	$41,546	$41,546	$41,546
	Max	$252,228	$126,114	$52,548	$52,548	$52,548
Peggy Delinois Hamilton General Counsel and Corporate Secretary	Threshold	$200,000	$100,000	$41,667	$41,667	$41,667
	Target	$260,000	$130,000	$54,167	$54,167	$54,167
	Max	$320,000	$160,000	$66,667	$66,667	$66,667
Edward V. Weller Chief Financial Officer	Threshold	$140,076	$70,038	$29,183	$29,183	$29,183
	Target	$192,605	$96,302	$40,126	$40,126	$40,126
	Max	$245,133	$122,567	$51,069	$51,069	$51,069
Winthrop Watson (3) Executive Senior Advisor, Former President and CEO	Threshold	$642,289	$321,144	$133,810	$133,810	$133,810
	Target	$802,861	$401,430	$167,263	$167,263	$167,263
	Max	$1,070,481	$535,241	$223,017	$223,017	$223,017
Notes:
(1) As described above in the 2024 Plan, payment of each deferred incentive award installment is contingent on the participant meeting the required criteria and the Bank meeting the Stated Bank Performance Criteria described below. For the 2024 Plan, the first year payout is 50% of the award amount and then 33 1/3% of the remaining 50% in each deferral installment over the next three years based on whether or not the stated payment criteria were met. The deferred amount shown for each of the years 2026, 2027 and 2028 is 125% of the maximum deferred amount if both MV/CS and retained earnings levels are maintained, which the Bank has assumed are met in each year for purposes of this calculation.
(2) For Mr. Paulson, base salary increased from $572,817 to $890,000 effective October 1, 2024 and is prorated. For Mr. Evanco, base salary increased from $346,365 to $381,002 effective November 1, 2024 and is prorated.
(3) Mr. Watson retired from the Bank, effective December 31, 2024. As Mr. Watson is a retiree under the Bank’s 2024 Plan, he is eligible to receive the above future payments at the same time, and in the same manner, that such payments are made to the CEO and other NEOs.

Stated Bank Performance Criteria, 2024. Payment of each deferred incentive award installment in 2026, 2027 and 2028 related to December 31, 2024 incentive is contingent on the Bank continuing to meet the following stated Bank performance criteria as well as being contingent on the participant continuing to meet his/her requirements. In no event shall the aggregate amount of any current incentive award and deferred incentive award installments paid to a participant in any payment year exceed 100% of the participant’s base salary.

•MV/CS - The annual MV/CS must have an average above 105% (the annual average amount will be calculated using the ending amount of each month during the year); and
•Retained Earnings Level - Have retained earnings that exceed the Bank’s retained earnings target, defined as retaining earnings that cover both risk target and capital compliance, at each year-end of the applicable deferred payment period.

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

2025 Grants

			Estimated Future Payouts under Non-Equity Incentive Plan Awards (1)
Name and Principal Position		Performance Achieved in 2025	Amount Payable 2026	Amount Payable 2027	Amount Payable 2028	Amount Payable 2029
		Total Opportunity	50% Payout	Deferred Amount	Deferred Amount	Deferred Amount
David G. Paulson President and CEO	Threshold	$534,000	$267,000
	Target	$667,500	$333,750
	Max	$890,000	$445,000	$185,417	$185,417	$185,417
John P. Cassidy Chief Technology and Operations Officer	Threshold	$276,413	$138,207
	Target	$359,337	$179,668
	Max	$442,261	$221,130	$92,138	$92,138	$92,138
Mark S. Evanco Chief Banking Officer	Threshold	$200,026	$100,013
	Target	$260,034	$130,017
	Max	$320,042	$160,021	$66,675	$66,675	$66,675
Peggy Delinois Hamilton General Counsel and Corporate Secretary	Threshold	$207,500	$103,750
	Target	$269,750	$134,875
	Max	$332,000	$166,000	$69,167	$69,167	$69,167
Edward V. Weller Chief Financial Officer	Threshold	$155,834	$77,917
	Target	$214,272	$107,136
	Max	$272,710	$136,355	$56,815	$56,815	$56,815
Winthrop Watson (2) Executive Senior Advisor, Former President and CEO	Threshold	$—	$—
	Target	$—	$—
	Max	$—	$—	$—	$—	$—
Notes:
(1) As described above in the 2025 Plan, payment of each deferred incentive award installment is contingent on the participant meeting the required criteria and the Bank meeting the Stated Bank Performance Criteria described below. For the 2025 Plan, the first year payout is 50% of the award amount and then 33 1/3% of the remaining 50% in each deferral installment over the next three years based on whether or not the stated payment criteria were met. The deferred amount shown for each of the years 2027, 2028, and 2029 is 125% of the maximum deferred amount if both MV/CS and retained earnings levels are maintained, which the Bank has assumed is met in each year for purposes of this calculation.

(2) Mr. Watson retired from the Bank, effective December 31, 2024.

Estimated future payouts presented above were calculated based on the NEO’s base salary as of January 1, 2025. The actual amount of the payout will be based on the NEO’s base salary at December 31, 2025.

Under the 2025 Plan, the actual annual award opportunity for January 1, 2025, through December 31, 2025, and payouts are based on a percentage of the NEO’s base salary as of December 31, 2025. Each goal includes performance measures at threshold, target and maximum. The proposed performance goals and total weighting for each goal for the CEO and other NEOs are as follows and pending non-objection from the Finance Agency.

•Optimize member use of core credit products and services by year-end. Core credit products and services include: advances, letters of credit, safekeeping and MPF Program products (20% weighting);
•Optimize member use of community products in 2025. Community products include statutory and voluntary community investment programs (20% weighting);
•Community Impact. Expand the Bank’s impact by conducting listening sessions, developing a community investment strategy, and creating a new community product (10% weighting);
•Profitability as measured by adjusted earnings relative to total GAAP capital in excess of full year average federal funds rate within identified risk parameters (30% weighting);
•Select metrics around workforce and marketplace objectives (10% weighting); and
•Technology and resiliency objectives as measured by three critical strategic milestones (10% weighting).

Adjusted earnings and other measures referenced above are as defined in the 2025 Plan. See Exhibit 10.14 to this Form 10-K.

Stated Bank Performance Criteria, 2025. Payment of each deferred incentive award installment in 2027, 2028, and 2029 related to December 31, 2025 is contingent on the Bank continuing to meet the stated Bank performance criteria as well as being contingent on the participant continuing to meet his/her requirements. In no event shall the aggregate amount of any current incentive award and deferred incentive award installments paid to a participant in any payment year exceed 100% of the participant's base salary.

•MV/CS - The annual MV/CS must have an average above 105% (the annual average amount will be calculated using the ending amount of each month during the year); and
•Retained Earnings Level - Have retained earnings that exceed the Bank’s retained earnings target, defined as retaining earnings that cover both risk target and capital compliance, at each year-end of the applicable deferred payment period.

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

Pension Benefits

The following sets forth the NEOs’ pension benefits under their applicable plans.

Name and Principal Position	Plan Name	Number of Years Credited Service	Present Value of Accumulated Benefit	Payments During Last Fiscal Year
David G. Paulson President and CEO	Pentegra Defined Benefit Plan	14.25	$610,000	$—
	SERP	14.75	$1,000,000	$—
John P. Cassidy Chief Technology and Operations Officer	Pentegra Defined Benefit Plan	24.75	$1,659,000	$—
	SERP	25.25	$2,224,000	$—
Mark S. Evanco Chief Banking Officer	Pentegra Defined Benefit Plan	10.00	$432,000	$—
	SERP	10.50	$261,000	$—
Peggy Delinois Hamilton (2) General Counsel and Corporate Secretary	Pentegra Defined Benefit Plan	N/A	N/A	N/A
	SERP	N/A	N/A	N/A
Edward V. Weller Chief Financial Officer	Pentegra Defined Benefit Plan	12.67	$522,000	$—
	SERP	13.17	$293,000	$—
Winthrop Watson (1) Executive Senior Advisor, Former President and CEO	Pentegra Defined Benefit Plan	14.58	$721,000	$—
	SERP	15.08	$2,672,000	$—

Notes:
(1) Mr. Watson retired from the Bank, effective December 31, 2024. As Mr. Watson is a retiree under the SERP, he is eligible to receive payments in accordance with his payment elections, with such payments commencing in 2025.
(2) Ms. Delinois Hamilton is not eligible to participate in any of the Bank’s pension benefits plans.

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

Normal Retirement: Upon termination of employment at or after age 65 where an NEO has met the vesting requirement of completing 5 years of employment, an executive hired prior to January 1, 2008 is entitled to a normal retirement benefit under the Pentegra Defined Benefit Plan equal to: 2% of his/her highest three-year average salary multiplied by his/her years’ of benefit service. Under the SERP normal retirement benefit, the NEO also would receive 2% of his/her highest three-year average incentive payment (as defined in the SERP) for such same three-year period multiplied by his/her years of benefit service. An NEO hired on or after January 1, 2008 is entitled to a normal retirement benefit under the Pentegra Defined Benefit Plan equal to: 1.5% of his/her highest five-year average salary multiplied by his/her years of benefit service. Under the SERP normal retirement benefit, the NEO also would receive 1.5% of his/her highest five-year average incentive payment (as defined in the SERP) for such same five-year period multiplied by his/her years of benefit service. At December 31, 2024, Mr. Watson was eligible for normal retirement benefits.

Early Retirement: Upon termination of employment prior to age 65, executives meeting the 5 year vesting and age 45 (age 55 if hired on or after January 1, 2008) early retirement eligibility criteria are entitled to an early retirement benefit. The early retirement benefit amount, for those hired prior to January 1, 2008, is calculated by taking the normal retirement benefit amount and reducing it by 3% times the difference between the age of the early retiree and age 65. For example, if an individual retires at age 61, the early retirement benefit amount would be 88% of the normal retirement benefit amount, a total reduction of 12%. The early retirement benefit amount, for those hired after January 1, 2008, is calculated by taking the normal retirement benefit amount and reducing it by 4% (for ages 55 through 59) and 6% (for ages 60 through 64) times the difference between the age of the early retiree and age 65. At December 31, 2024, Mr. Paulson, Mr. Cassidy, Mr. Evanco, and Mr. Weller were eligible for early retirement benefits.
Non-Qualified Deferred Compensation

Name and Principal Position	Executive Contributions in 2024	Registrant Contributions in 2024	Aggregate Earnings (Losses) in 2024	Aggregate Withdrawals/Distributions	Aggregate Balance at December 31, 2024
David G. Paulson (1) President and CEO	$146,683	$38,822	$94,507	$—	$2,163,946
John P. Cassidy (2) Chief Technology and Operations Officer	$20,602	$22,932	$231,655	$(99,196)	$2,187,528
Mark S. Evanco (3) Chief Banking Officer	$173,777	$22,028	$35,302	$—	$488,769
Peggy Delinois Hamilton General Counsel and Corporate Secretary (4)	$17,001	$10,001	$(251)	$—	$26,750
Edward V. Weller (5) Chief Financial Officer	$58,238	$20,720	$22,778	$—	$311,651
Winthrop Watson (6) Executive Senior Advisor, President and CEO	$40,145	$40,933	$777,303	$—	$8,776,151
Notes:
(1) For Mr. Paulson, balance as of December 31, 2024 includes further deferral of deferred incentive compensation of $57,754 and applicable investment earnings of $9,748.
(2) For Mr. Cassidy, balance as of December 31, 2024 includes further deferral of deferred incentive compensation of $0 and applicable investment earnings of $88,739.
(3) For Mr. Evanco, balance as of December 31, 2024 includes further deferral of deferred incentive compensation of $97,137 and applicable investment earnings of $19,481.
(4) For Ms. Delinois Hamilton, balance as of December 31, 2024 includes further deferral of deferred incentive compensation of $0 and applicable investment earnings of $0.
(5) For Mr. Weller, balance as of December 31, 2024 includes further deferral of deferred incentive compensation of $0 and applicable investment earnings of $0.
(6) Mr. Watson retired from the Bank, effective December 31, 2024. As Mr. Watson is a retiree under the Bank’s Supplemental Thrift Plan, he is eligible to receive payments in accordance with his payment elections, with such payments commencing in 2025.

See descriptions in the Qualified and Nonqualified Defined Contribution Plans section of this Item. A description of the Supplemental Thrift Plan is in Exhibit 10.1 to the Bank’s Second Quarter 2019 Form 10-Q.

Amounts shown as “Executive Contributions in 2024” were deferred and reported as “Salary” and “Non-Equity Incentive Plan Compensation” in the SCT. Amounts shown as “Registrant Contributions in 2024” are reported as “All Other Compensation” in the SCT. Amounts shown as “Aggregate Earnings (Losses) in 2024” have not been reported in the SCT as none of the CEO or other NEOs received above-market preferential earnings. All contributions comprising a portion of the “Aggregate Balance at December 31, 2024” were included in the compensation reported in the SCT and in prior years’ Summary Compensation Tables, as applicable.

The CEO and other NEOs may defer up to 80% of their total cash compensation (base salary and annual incentive compensation), less their contributions to the qualified thrift plan. All benefits are fully vested at all times and subject to the forfeiture for cause provisions of the Supplemental Thrift Plan.

The investment options available under the nonqualified deferred compensation plan are closely matched to those available under the qualified defined contribution plan. Investment options include stock funds, bond funds, money market funds and target retirement funds.

Post-Termination Compensation

The CEO and other NEOs would have received the benefits below in accordance with the Bank’s severance policy (or in the case of the CEO the terms of his separate agreement, as applicable) if their employment had been severed without cause during 2024.

Post-Termination Compensation - Severance (Excluding Change-In-Control)

Name and Principal Position	Base Salary		Medical Coverage (1)		Executive Outplacement (2)		Total
	Length	Amount	Length	Amount	Length	Amount
David G. Paulson President and CEO	52 weeks	$890,000	52 weeks	$16,308	12 months	$15,000	$921,308
John P. Cassidy Chief Technology and Operations Officer	52 weeks	$525,250	52 weeks	$16,308	12 months	$15,000	$556,558
Mark S. Evanco Chief Banking Officer	40 weeks	$293,078	40 weeks	$14,316	12 months	$15,000	$322,394
Peggy Delinois Hamilton General Counsel and Corporate Secretary	26 weeks	$200,000	26 weeks	$8,344	12 months	$15,000	$223,344
Edward V. Weller Chief Financial Officer	52 weeks	$350,190	52 weeks	$18,611	12 months	$15,000	$383,801
Winthrop Watson (3) Executive Senior Advisor, President and CEO	52 weeks	$1,070,481	52 weeks	$16,308	12 months	$15,000	$1,101,789
Notes:
(1) Additional taxable compensation equivalent to the Bank’s share of medical coverage costs for its active employees.
(2) Estimated cost based on one year of individualized outplacement services with a firm of the Bank’s choosing.
(3) Mr. Watson retired from the Bank, effective December 31, 2024.

Under the CIC Agreements, in the event of employment termination other than for cause (including constructive discharge) following a change in control event, in place of the severance benefits above, the CEO and other NEOs would instead receive the benefits below.

Post-Termination Compensation - Change-In-Control

Name and Principal Position	Base Salary (1)	Potential Incentive Award (2) (7)	Medical Coverage (3)	Outplace- ment Services and Financial Planning (4)	Additional Severance Amount (5)*	Accelerated Deferred Incentive Installment Amount (7)	Severance/ Defined Contribution Match Amount (6)*	Total
David G. Paulson President and CEO	$2,661,100	$1,364,417	$24,461	$30,000	$1,060,000	$873,055	$272,340	$6,285,373
John P. Cassidy Chief Technology and Operations Officer	$1,050,500	$682,825	$24,461	$30,000	$2,074,000	$718,223	$104,000	$4,684,009
Mark S. Evanco Chief Banking Officer	$762,004	$398,839	$27,917	$30,000	$449,000	$425,153	$71,618	$2,164,531
Peggy Delinois Hamilton General Counsel and Corporate Secretary	$800,000	$520,000	$25,033	$30,000	$32,000	$196,875	$79,200	$1,683,108
Edward V. Weller Chief Financial Officer	$700,380	$385,209	$27,917	$30,000	$472,000	$341,995	$65,135	$2,022,636
Winthrop Watson (8) Executive Senior Advisor, Former President and CEO	$3,200,738	$2,400,554	$24,461	$30,000	$1,172,000	$1,817,696	$337,202	$8,982,651
* Includes both qualified and nonqualified plans
Notes:
(1) CIC agreements stipulate 2.99 times base salary (CEO) and two times base salary (other NEOs).
(2) CIC agreements stipulate an amount equal to 2.99 times (CEO) and two times (other NEOs) the payout award that could have been received at target payout amount.
(3) CIC agreements stipulate 18 months of additional taxable compensation equivalent to the Bank’s share of medical coverage costs for its active employees.
(4) CIC agreements stipulate 12 months of outplacement services and $15,000 for financial planning for eligible participants.
(5) CIC agreements stipulate additional severance in an amount equivalent to the additional benefit that the CEO and other NEOs would receive for three (CEO) and two (other NEOs) additional years of both age and service at the same annual compensation at the time of separation from the Bank under the qualified and nonqualified defined benefit plans.
(6) CIC agreements stipulate additional severance in an amount equivalent to three (CEO) and two (other NEOs) years of defined contribution match. Note that compensation for the defined contribution match includes base compensation and annual incentive.
(7) The 2021, 2022, and 2023 Executive Officer Incentive Compensation Plans provide for vesting of the remaining unpaid deferred award installments that correspond to each participant’s 2021, 2022, and 2023 current incentive award. The 2024 Executive Officer Incentive Compensation Plan also provides for vesting of deferred award installments in the event of a Change in Control. As a result, the unpaid deferred award installments for each participant that correspond to the 2024 current incentive award would also be paid out upon a CIC event along with the 2021, 2022, and 2023 Plans’ unpaid deferred installments. This payment is in addition to any current incentive award payout reflected in the SCT. The unpaid deferred installments that would vest for each participant are as set forth above in the deferred installments table. See Exhibit 10.15 to the Bank’s 2020 Form 10-K for the terms of the 2021 Plan. See Exhibit 10.14 to the Bank’s 2021 Form 10-K for the terms of the 2022 Plan. See Exhibit 10.13 to the Bank’s 2022 Form 10-K for the terms of the 2023 Plan. See Exhibit 10.13 to the Bank’s 2023 Form 10-K for the terms of the 2024 Plan.
(8) Mr. Watson retired from the Bank, effective December 31, 2024.

DIRECTOR COMPENSATION

The Bank’s directors were compensated in accordance with the 2024 Directors’ Compensation Policy (2024 Compensation Policy) as adopted by the Bank’s Board. Under the 2024 Compensation Policy, the total annual director fees were paid as a combination of a quarterly retainer fee and per meeting fees. The following table sets forth the maximum fees that Bank directors could earn in 2024.

	Retainer Fees	Meeting Fees	Total
Board Chair	$76,000	$76,000	$152,000
Board Vice Chair	$70,000	$70,000	$140,000
Audit, ERM, HR Committee Chair	$66,000	$66,000	$132,000
Other Committee Chair	$65,105	$65,105	$130,210
Director	$61,500	$61,500	$123,000

The 2024 Compensation Policy fee levels were as set forth in Exhibit 10.3.1 to the Bank’s 2023 Form 10-K. The Finance Agency has determined that the payment of director compensation is subject to Finance Agency review. Compensation can exceed the guidelines under the 2024 Compensation Policy based on a director assuming additional responsibilities, such as chairing a Committee or Board meeting. The following table sets forth the compensation of the Bank’s director’s for services rendered in 2024.

Name	Fees Earned or Paid in Cash	All Other Compensation	Total Compensation
Brendan J. McGill (Chair)	$152,000	$15	$152,015
Louise M. Herrle (Vice Chair)	140,000	15	140,015
Barbara M. Adams	123,000	15	123,015
Pamela C. Asbury	48,110	15	48,125
Thomas Bailey	127,500	15	127,515
Nathaniel Bonnell	43,478	15	43,493
Glenn R. Brooks	130,210	15	130,225
Romulo L. Diaz, Jr., Esq.	130,210	15	130,225
James V. Dionise	132,000	15	132,015
Angel L. Helm	130,210	15	130,225
Thomas Hendry	43,478	15	43,493
Blanche L. Jackson	123,000	15	123,015
Sheryl Jordan	123,000	15	123,015
H. Charles Maddy, III	41,451	15	41,466
Joseph Major	117,875	15	117,890
Thomas H. Murphy	127,498	15	127,513
Dr. Howard B. Slaughter, Jr.	130,210	15	130,225
Jeane M. Vidoni	132,000	15	132,015

“Total Compensation” does not include previously deferred director fees for prior years’ service and earnings on such fees for those directors participating in the Bank’s nonqualified deferred compensation deferred fees plan for directors. The plan allows directors to defer their fees for the year in total and receive earnings based on returns available under or comparable to certain publicly available mutual funds, including equity funds and money market funds. No Bank matching contributions are made under the plan. Directors who attended all Board and applicable Committee meetings in 2024 received the maximum total fees. In 2024, the Bank had a total of 8 Board meetings and 74 Board Committee meetings. There was one Board Executive Committee meeting in 2024.

“All Other Compensation” for each includes $15 per director annual premium for director travel and accident insurance.

For 2025, the Bank’s Board continued its 2024 Directors’ Compensation Policy with the basis for fee payment being a combination of quarterly retainer and per-meeting fees.

Item 12: Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Generally, the Bank may issue capital stock only to members. As a result, the Bank does not offer any compensation plan under which equity securities of the Bank are authorized for issuance.

Institutions Holding 5% or More of Outstanding Capital Stock
as of February 28, 2025

Name	Address	Capital Stock	% of Total Capital Stock
TD Bank, N.A.	2035 Limestone Road Wilmington, Delaware 19808	$843,636,100	26.8%
PNC Bank, N.A. (a)	222 Delaware Avenue Wilmington, Delaware 19899	786,950,000	25.0%
First National Bank of Pennsylvania (b)	166 Main Street, Greenville, Pennsylvania 16125	196,369,400	6.2%
Ally Bank (c)	200 West Civic Centre Drive Sandy, Utah 84070	187,000,000	5.9%
Santander Bank, N.A.	824 North Market Street, Suite 100 Wilmington, Delaware 19801	157,916,600	5.0%
(a) For Bank membership purposes, principal place of business is Pittsburgh, PA.
(b) For Bank membership purposes, principal place of business is Pittsburgh, PA.
(c) For Bank membership purposes, principal place of business is Horsham, PA.

Additionally, due to the fact that a majority of the Board of the Bank is elected from the membership of the Bank, these elected directors are officers and/or directors of member institutions that own the Bank’s capital stock. These institutions are provided in the following table.

Capital Stock Outstanding to Member Institutions
Whose Officers and/or Directors Served as a Director of the Bank
as of February 28, 2025

Name	Address	Capital (1)	% of Total Capital Stock
PNC Bank, N.A.	222 Delaware Avenue Wilmington, Delaware 19899	$786,950,000	25.0%
New York Life Insurance and Annuity Corporation (a)	51 Madison Avenue New York, New York 10010	25,000,000	0.8%
Penn Community Bank	3969 Durham Road Doylestown, Pennsylvania 18902	13,954,100	0.4%
Brentwood Bank	411 McMurray Road Bethel Park, Pennsylvania 15102	9,725,800	0.3%
NexTier Bank, N.A.	222 Market Street Kittanning, Pennsylvania 16201	7,558,400	0.2%
Citizens Bank of West Virginia	211 Third Street Elkins, West Virginia 26241	4,886,000	0.2%
Harleysville Bank	271 Main Street Harleysville, Pennsylvania 19438	3,988,900	0.1%
The Victory Bank	548 North Lewis Road Limerick, Pennsylvania 19468	891,700	*
Life Insurance Company of North America (b)	51 Madison Avenue New York, New York 10010	870,800	*
Stepping Stones Community Federal Credit Union	603 N Church St Wilmington, Delaware 19801	10,000	*
*Less than 0.1%.
(a) For Bank membership purposes, principal place of business is Newark, DE.
(b) For Bank membership purposes, principal place of business is Philadelphia, PA.
(1) In accordance with Section 10(c) of the FHLBank Act and the terms of the Bank’s security agreement with each member, the capital stock held by each member is pledged to the Bank as additional collateral to secure that member’s loans and other indebtedness to the Bank.

Item 13: Certain Relationships and Related Transactions, and Director Independence

Corporate Governance Guidelines

The Bank has adopted corporate governance guidelines titled “Corporate Governance Principles” which are available at www.fhlb-pgh.com by first clicking “About Us”, then selecting “Corporate Governance” from the drop-down menu, and then clicking “Corporate Governance Principles”. The Corporate Governance Principles are also available in print to any member upon written request to the Bank, 301 Grant Street, Suite 2000, Pittsburgh, Pennsylvania 15219, Attention: General Counsel. These principles were adopted by the Board to further the Board’s independence from management in support of the Board’s oversight of management and to help align the interests of the Board and management align with the interests of the Bank’s members.

On an annual basis, each director and executive officer is obligated to complete a director and officer questionnaire, which requires disclosure of any transactions with the Bank in which the director or executive officer, or any member of his or her immediate family, has a direct or indirect material interest. All directors must adhere to the Bank’s Code of Business Conduct which addresses conflicts of interest. Under the Code of Business Conduct, only the Board can grant a waiver of the Code’s requirements in regard to a director or executive officer.

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

Related Person Transaction Policy

In addition to the Bank’s Code of Business Conduct, which continues to govern potential director and executive officer conflicts of interest, originally effective January 31, 2007, most recently updated effective December 12, 2024, the Bank adopted a written Related Person Transaction Policy (Policy). The Policy is subject to annual review and approval and was most recently re-approved by the Board in February 2025. In accordance with the terms of the Policy, the Bank will enter into Related Person Transactions that are not in the ordinary course of Bank business only when the Governance and Public Policy Committee of the Board determines that the Related Person Transaction is in the best interests of the Bank and its investors. Ordinary course of Bank business is defined as providing the Bank’s products and services, including affordable housing products, to member institutions on terms no more favorable than the terms of comparable transactions with similarly situated members. A Related Person Transaction subject to disclosure is a transaction, arrangement or relationship, including any indebtedness or guarantee of indebtedness (or a series of transactions, arrangements or relationships) in which the Bank was, is or will be a participant, the amount involved exceeds $120,000 and in which a Related Person had, has or will have a direct or indirect material interest. A Related Person is any director or executive officer of the Bank, any member of their immediate families or any person (other than a tenant or employee) sharing their households, any firm, corporation or other entity in which any of the foregoing is employed, is a general partner or principal or in a similar position, or in which such person has a 5 percent or greater beneficial ownership interest, or any holder of more than 5 percent of any class of the Bank’s voting securities. A transaction with a company with which a Related Person is associated is deemed pre-approved where the Related Person: (1) serves only as a director of such company; (2) is only an employee (and not an executive officer) of such company; or (3) is the beneficial owner of less than 10 percent of such company’s shares.

Related Person Transactions

On February 19, 2009, the Governance and Public Policy Committee of the Board approved the Bank entering into interest bearing deposit, Federal funds, unsecured note purchase (including TLGP investments) and other money market transactions with Bank members, including 5 percent or greater shareholders of the Bank and Member Directors’ institutions. Beginning in 2011, the Governance and Public Policy Committee continued re-authorization in regard to additional member money market transactions annually. All such transactions must be in accordance with the terms of the Bank’s investment and counterparty policy statements and limits.

In 2024, the Bank engaged in Federal funds and interest-bearing deposit transactions with the following Related Person:
•PNC Bank, N.A., a Bank member holding 5 percent or more of the Bank’s outstanding capital stock. The largest principal amount of Federal funds outstanding with PNC Bank, N.A. in 2024 was $1 billion and the total amount of interest paid on Federal funds was $148,055.56.

Under the terms of the Bank’s Related Person Transaction Policy as most recently approved, the Governance and Public Policy Committee of the Board annually reviews previously approved Related Person Transactions to determine whether to authorize any new Related Person Transactions with each Related Person that the Governance and Public Policy Committee has previously approved. Such re-authorization applies solely to new Related Person Transactions with such entity(ies) and does not affect the authorized status of any existing and outstanding Related Person Transactions. In February 2025, the Governance and Public Policy Committee considered the previously approved member/stockholder money market transactions as described above and determined to continue the authorization of new such money market transactions with such entities.

Director Independence

Under the FHLBank Act, Bank management is not allowed to serve on the Bank’s Board. Consequently, all directors of the Bank are outside directors. As discussed in Item 10. Directors, Executive Officers and Corporate Governance in this Form 10-K, directors are classified under the FHLBank Act as either being a Member Director or an Independent Director. By statute, the Board cannot expand or reduce the number of directors that serve on the Board. Only the Finance Agency has the authority to determine how many seats exist on the Board, which is currently set at 16. As of February 28, 2025, the Board was comprised of 16 directors: nine Member Directors and seven Independent Directors. Currently, the Board has its full complement of directors.

The Bank’s directors are prohibited from personally owning stock in the Bank. In addition, the Bank is required to determine whether its directors are independent under two distinct director independence standards. First, the FHLBank Act and Finance Agency Regulations establish substantive independence criteria, including independence criteria for directors who serve on the Bank’s Audit Committee. Second, the SEC rules require, for disclosure purposes, that the Bank’s Board apply the independence criteria of a national securities exchange or automated quotation system in assessing the independence of its directors.

The FHLBank Act and Finance Agency Regulations. Under the FHLBank Act and Finance Agency Regulations, an individual is not eligible to be an Independent Bank Director if the individual serves as an officer, employee, or director of any member of the Bank, or of any recipient of loans from the Bank. During 2024 and through February 28, 2025, none of the Bank’s Independent Directors was an officer, employee or director of any member or of any institution that received advances from the Bank.

Under the FHLBank Act and Finance Agency regulations, the FHLBanks are required to comply with certain substantive Audit Committee director independence standards under the Exchange Act. A relevant rule for those standards generally provides that in order to be considered to be independent, a member of an audit committee may not: a) accept directly or indirectly a compensatory fee (other than from the issuer for service on the Board) or b) be an affiliated person of the issuer, defined as someone who directly or indirectly controls the issuer. Relevant rules generally provide that a person will be deemed not to control an issuer if the person does not own directly or indirectly more than 10 percent of any class of voting equity securities. The rules do not create a presumption in any way that a person exceeding the ownership requirement controls or is otherwise an affiliate of a specified person. As a result, applicable law raises an issue whether a Member Director whose institution is a 10 percent or greater Bank shareholder could be viewed as an affiliate of the Bank, rendering such Member Director ineligible to serve on the Bank’s Audit Committee. Because of the cooperative structure of the FHLBanks, the limited items on which FHLBank stockholders may vote and the statutory cap limiting the votes that any one member may cast for a director to the state average, it is not clear that the fact that a Member Director’s institution that is a 10 percent or greater Bank shareholder is an affiliate of the Bank. Nevertheless, none of the Bank’s current Audit Committee members nor those who served during 2024 were Member Directors from institutions that were 10 percent or greater Bank shareholders.

In addition, the Finance Agency Director independence standards prohibit individuals from serving as members of the Bank’s Audit Committee if they have one or more disqualifying relationships with the Bank or its management that would interfere with the exercise of that individual’s independent judgment. Disqualifying relationships considered by the Board are: employment with the Bank at any time during the last five years; acceptance of compensation from the Bank other than for service as a director; being a consultant, advisor, promoter, underwriter or legal counsel for the Bank at any time within the last five years; and being an immediate family member of an individual who is or who has been within the past five years, a Bank executive officer. As of February 28, 2025 and as of the date of this filing, all members of the Audit Committee were independent under these standards.

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

After applying the NYSE independence standards, the Board determined that, for purposes of the SEC disclosure rules, as of February 28, 2025, all seven of the Bank’s Independent Directors, Adams, Brooks, Diaz, Helm, Herrle, Murphy and Slaughter, are independent. In determining that Director Brooks was independent, the Board considered that Leon N. Weiner & Associates, Inc., the organization for which Director Brooks serves as President, received an AHP grant in the amount of $405,000 from the Bank in 2020 and that Leon N. Weiner Education Foundation, a charitable organization for which Mr. Brooks serves as Vice President, received a $5,000 charitable contribution in 2023 and $8,000 in 2024. In determining that Director Herrle was independent, the Board considered that Light of Light Rescue Mission, a non-profit organization for which Ms. Herrle has provided volunteer assistance, received an AHP grant in the amounts of $403,857 in 2023. The Board also considered that Light of Life Rescue Mission received charitable contributions of $8,000 in 2023 and $8,000 in 2024. Additionally, Strong Women, Strong Girls, a non-profit organization to which Ms. Herrle provides volunteer assistance, serves as a director emeritus and has previously served on the organization’s board received a $8,000 charitable contribution in 2023 and $8,000 in 2024.

The Board was unable to affirmatively determine that there are no material relationships (as defined in the NYSE rules) between the Bank and its nine Member Directors, and on February 15, 2025, concluded that none of the Bank’s current Member Directors was independent under the NYSE independence standards. In making this determination, the Board considered the cooperative relationship between the Bank and its Member Directors. Specifically, the Board considered the fact that each of the Bank’s Member Directors is an officer or director of a Bank member institution, and each member institution has access to, and is encouraged to use, the Bank’s products and services. Furthermore, the Board considered the appropriateness of making a determination of independence with respect to the Member Directors based on a member’s given level of business as of a particular date, when the level of each member’s business with the Bank is dynamic and the Bank’s desire as a cooperative is to increase its level of business with each of its members. As the scope and breadth of a member’s business with the Bank changes, such member’s relationship with the Bank might, at any time, constitute a disqualifying transaction or business relationship under the NYSE’s independence standards. For former Member Directors Asbury and Maddy, who served on the Board in 2024, the Board determined that they were not independent as well.

The Board’s Human Resources Committee has responsibility for overseeing executive compensation. Applying the NYSE independence standards for compensation committee members, the Board determined that the current Member Directors serving on the Human Resources Committee, Messrs. Major and Hendry, Mses. Jordan and Vidoni, are not independent. The Board determined that Independent Director Mr. Diaz is independent.

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

Item 14: Principal Accountant Fees and Services

    The following table sets forth the aggregate fees billed to the Bank for 2024 and 2023 by its independent registered public accounting firm, PricewaterhouseCoopers LLP.

(in thousands)	2024	2023
Audit fees	$1,045	$1,022
Audit-related fees	110	111
All other fees	2	1
Total fees	$1,157	$1,134

Audit fees consist of fees billed for professional services rendered for the audits of the financial statements, reviews of interim financial statements, and audits of the Bank’s internal controls over financial reporting for the years ended December 31, 2024 and 2023.

Audit-related fees consist of fees billed during 2024 and 2023 for assurance and related services reasonably related to the performance of the audit or review of the financial statements. Audit-related fees were for assurance and related services primarily for accounting consultations and fees related to participation in, and presentations at, conferences. All other fees were for the annual license of disclosure compliance checklist.

The Bank is exempt from all Federal, state and local income taxation with the exception of real estate property taxes and certain employer payroll taxes. There were no tax fees paid during 2024 and 2023.

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

The Bank paid additional fees to PricewaterhouseCoopers LLP in the form of assessments paid to the OF. These fees were approximately $58 thousand and $54 thousand for 2024 and 2023, respectively. These fees were classified as Other Expense - Office of Finance on the Statements of Income and were not included in the totals above.

PART IV

Item 15: Exhibits and Financial Statement Schedules

(a)(1) Financial Statements

The following financial Statements of the Federal Home Loan Bank of Pittsburgh, set forth in Item 8 above, are filed as part of this Report.

Management’s Report on Internal Control over Financial Reporting
Report of Independent Registered Public Accounting firms (PCAOB ID 238)
Statements of Income for each of the years ended December 31, 2024, 2023 and 2022
Statements of Comprehensive Income for each of the years ended December 31, 2024, 2023 and 2022
Statements of Condition as of December 31, 2024 and 2023
Statements of Cash Flows for each of the years ended December 31, 2024, 2023 and 2022
Statements of Changes in Capital for each of the years ended December 31, 2024, 2023 and 2022
Notes to Financial Statements

(2) Financial Statement Schedules

The schedules required by the applicable accounting regulations of the Securities and Exchange Commission that would normally appear in Item 8. Financial Statements and Supplementary Data are included in the Earnings Performance and Financial Condition sections within Item 7. Management’s Discussion and Analysis.

(b) Index of Exhibits

The following is a list of the exhibits filed or furnished with the Bank’s 2024 Form 10-K or incorporated herein by reference.

Exhibit No.	Description	Method of Filing +
3.1	Certificate of Organization	Incorporated by reference to the correspondingly numbered Exhibit to the Bank’s registration statement on Form 10 filed with the SEC on June 9, 2006.
3.2	The Bylaws of the Federal Home Loan Bank of Pittsburgh as amended effective March 10, 2016	Incorporated by reference to Exhibit 3.2.1 to the Bank’s Form 10-K filed with the SEC on March 10, 2016.
4.1	Bank Capital Plan, as amended and restated effective October 6, 2014	Incorporated by reference to Exhibit 4.1 to the Bank’s Form 10-K filed with the SEC on March 9, 2022.
4.2	Description of Registered Securities	Incorporated by reference to Exhibit 4.2 to the Bank’s Form 10-K filed with the SEC on March 10, 2020.
10.1	2023 Severance Policy*	Incorporated by reference to Exhibit 10.1.2 to the Bank’s Form 10-K filed with the SEC on March 6, 2024.
10.1.2	2024 Severance Policy*	Filed herewith.
10.2	Amended and Restated Federal Home Loan Banks P&I Funding and Contingency Plan Agreement	Incorporated by reference to Exhibit 10.3.1 to the Bank’s Form 10-Q filed with the SEC on May 9, 2017.
10.3	2024 Directors’ Compensation Policy*	Incorporated by reference to Exhibit 10.3.1 to the Bank’s Form 10-K filed with the SEC on March 6, 2024.
10.4	Supplemental Executive Retirement Plan Amended and Restated Effective June 26, 2007, Revised December 19, 2008, December 18, 2009, October 26, 2012 and March 26, 2015*	Incorporated by reference to Exhibit 10.5.2 to the Bank’s Form 10-Q filed with the SEC on May 7, 2015.
10.5	Pentegra Defined Benefit Plan for Financial Institutions Summary Plan Description Dated January 1, 2019*	Incorporated by reference to Exhibit 10.5 to the Bank’s Form 10-K filed with the SEC on March 6, 2024.
10.6	Supplemental Thrift Plan Amended and Restated Effective June 26, 2007, Revised September 26, 2007, December 19, 2008, December 18, 2009, October 26, 2012, March 26, 2015, and June 21, 2019*	Incorporated by reference to Exhibit 10.1 to the Bank’s Form 10-Q filed with the SEC on August 8, 2019.
10.6.1	Federal Home Loan Bank of Pittsburgh Defined Contribution Plan Summary Plan Description Dated July 1, 2020*	Incorporated by reference to Exhibit 10.6.1 to the Bank’s Form 10-K filed with the SEC on March 9, 2021.
10.6.2	Amendment to the Federal Home Loan Bank of Pittsburgh Defined Contribution Plan, as restated effective July 1, 2020*	Incorporated by reference to Exhibit 10.6.2 to the Bank’s Form 10-K filed with the SEC on March 9, 2022.
10.7	Mortgage Partnership Finance® Consolidated Interbank Agreement Dated July 22, 2016	Incorporated by reference to Exhibit 10.7.1 to the Bank’s Form 10-Q filed with the SEC on August 9, 2016.
10.7.1	Addendum to the Mortgage Partnership Finance® Consolidated Interbank Agreement Dated August 21, 2017	Incorporated by reference to Exhibit 10.7.1 to the Bank’s Form 10-K filed with the SEC on March 6, 2024.

Exhibit No.	Description	Method of Filing +
10.8	August 2016 Form of Executive Officer Severance Agreement (CIC)*	Incorporated by reference to Exhibit 10.9.1 to the Bank’s Form 10-Q filed with the SEC on August 9, 2016.
10.9	December 2024 Executive Officer Severance Agreement for David G. Paulson*	Filed herewith.
10.10	2021 Executive Officer Incentive Compensation Plan*	Incorporated by reference to Exhibit 10.15 to the Bank’s Form 10-K filed with the SEC on March 9, 2021.
10.11	2022 Executive Officer Incentive Compensation Plan*	Incorporated by reference to Exhibit 10.14 to the Bank’s Form 10-K filed with the SEC on March 9, 2022.
10.12	2023 Executive Officer Incentive Compensation Plan*	Incorporated by reference to Exhibit 10.13 to the Bank’s Form 10-K filed with the SEC on March 8, 2023.
10.13	2024 Executive Officer Incentive Compensation Plan*	Incorporated by reference to Exhibit 10.13 to the Bank’s Form 10-K filed with the SEC on March 6, 2024.
10.14	2025 Executive Officer Incentive Compensation Plan*	Filed herewith.
10.15	Offer Letter for David G. Paulson*	Filed herewith.
10.16	Joint Capital Enhancement Agreement Dated February 28, 2011	Incorporated by reference to Exhibit 99.1 of the Bank’s Form 8-K filed with the SEC on March 1, 2011.
10.17	Amended Joint Capital Enhancement Agreement Dated August 5, 2011	Incorporated by reference to Exhibit 99.1 of the Bank’s Form 8-K filed with the SEC on August 5, 2011.
10.18	Form of Director and Officer Indemnification Agreement*	Incorporated by reference to Exhibit 10.1 to the Bank’s Form 10-Q filed with the SEC on May 7, 2019.
19.1	Securities Trading Policy	Filed herewith.
24.0	Power of Attorney	Filed herewith.
31.1	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 for the Chief Executive Officer	Filed herewith.
31.2	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 for the Principal Financial Officer	Filed herewith.
32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 for the Chief Executive Officer	Furnished herewith.
32.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 for the Principal Financial Officer	Furnished herewith.
99.1	Federal Home Loan Bank of Pittsburgh Board of Directors Audit Committee Charter	Filed herewith.
99.2	Report of the Audit Committee	Furnished herewith.
101.INS	XBRL Instance Document - The instance document does not appear in the interactive data file because its XBRL tags are embedded within the inline XBRL document.	Filed herewith.
101.SCH	XBRL Taxonomy Extension Schema Document	Filed herewith.
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document	Filed herewith.
101.LAB	XBRL Taxonomy Extension Label Linkbase Document	Filed herewith.
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document	Filed herewith.
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document	Filed herewith.
104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)	Filed herewith.

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
CODM: Bank’s chief operating decision maker
Collateral: Property subject to a security interest that secures the discharge of an obligation (e.g., mortgage or debt obligation); a security interest that the Bank is required by statute to obtain and thereafter maintain beginning at the time of origination or renewal of a loan.

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

Federal Home Loan Bank Act of 1932 (the FHLBank Act): Enacted by Congress in 1932 creating the FHLBank Board of Directors, whose role was to supervise a series of discount banks across the country. The intent was to increase the supply of money available to local institutions that made home loans and to serve them as a reserve credit resource. The FHLBank Board of Directors became the Federal Housing Board of Directors in 1989, which was replaced by the Federal Housing Finance Agency in 2008.

Federal Home Loan Bank Office of Finance (OF): FHLBank System’s centralized debt issuance facility that also prepares combined financial statements, selects/evaluates underwriters, develops/maintains the infrastructure needed to meet FHLBank System goals and administers REFCORP.

Federal Home Loan Mortgage Corporation (Freddie Mac or FHLMC): GSE chartered by Congress in 1970 to keep money flowing to mortgage lenders in support of homeownership and rental housing.
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
NYSE: The New York Stock Exchange located in New York, New York.
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

Federal Home Loan Bank of Pittsburgh
(Registrant)

By: /s/David G. Paulson
David G. Paulson
President and Chief Executive Officer

Date: March 5, 2025

    Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Capacity	Date
/s/ David G. Paulson David G. Paulson	President and Chief Executive Officer (Principal Executive Officer)	March 5, 2025
/s/ Edward V. Weller Edward V. Weller	Chief Financial Officer (Principal Financial Officer)	March 5, 2025
/s/ Matthew A. Cooper Matthew A. Cooper	Chief Accounting Officer (Principal Accounting Officer)	March 5, 2025
*/s/ Brendan J. McGill Brendan J McGill	Chairman of the Board of Directors	March 5, 2025
*/s/ Louise M. Herrle Louise M. Herrle	Vice Chairman of the Board of Directors	March 5, 2025
*/s/ Barbara M. Adams Barbara M. Adams	Director	March 5, 2025
*/s/ Thomas Bailey Thomas Bailey	Director	March 5, 2025
*/s/ Nathaniel S. Bonnell Nathaniel S. Bonnell	Director	March 5, 2025
*/s/ Glenn R. Brooks Glenn R. Brooks	Director	March 5, 2025

Signature	Capacity	Date
*/s/ Romulo L. Diaz, Jr., Esq. Romulo L. Diaz, Jr., Esq.	Director	March 5, 2025
*/s/ James V. Dionise James V. Dionise	Director	March 5, 2025
*/s/ Angel L. Helm Angel L. Helm	Director	March 5, 2025
*/s/ Thomas A. Hendry Thomas A. Hendry	Director	March 5, 2025
*/s/ Blanche L. Jackson Blanche L. Jackson	Director	March 5, 2025
*/s/ Sheryl Jordan Sheryl Jordan	Director	March 5, 2025
*/s/ Joseph W. Major Joseph W. Major	Director	March 5, 2025
*/s/ Thomas H. Murphy Thomas H. Murphy	Director	March 5, 2025
*/s/ Dr. Howard B. Slaughter, Jr. Dr. Howard B. Slaughter, Jr.	Director	March 5, 2025
*/s/ Jeane M. Vidoni Jeane M. Vidoni	Director	March 5, 2025
*By: /s/ Peggy Delinois Hamilton Peggy Delinois Hamilton, Attorney-in-fact, pursuant to Power of Attorney filed herewith