Form 10-Q
period 2025-06-30
Federal Home Loan Bank of Pittsburgh
filed 2025-08-05
CIK 1330399

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2025
or
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

There were 27,054,412 shares of common stock with a par value of $100 per share outstanding at July 31, 2025.

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

Executive Summary

Overview. The Bank’s financial condition and results of operations are influenced by global and national economies, local economies within its three-state district, and the conditions in the financial, housing and credit markets, which impact the interest rate environment.

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

Major themes impacting financial markets during the second quarter of 2025 were tariff uncertainty, rising geopolitical tensions in the Middle East and fiscal policy concerns. As a result, U.S. Treasury yields were volatile throughout the quarter and the U.S Treasury curve steepened. In addition, the Federal Reserve held the federal funds target range constant at its May and June meetings. Long-term FHLBank debt spreads to U.S. Treasuries remained attractive relative to historical spreads.

Results of Operations. The Bank’s net income for the second quarter of 2025 totaled $111.7 million, compared to $149.2 million for the second quarter of 2024. The $37.5 million decrease was driven primarily by lower net interest income and lower noninterest income. The decrease in interest income was the result of lower average advances and lower short-term interest rates. The decrease in noninterest income was due primarily to valuation changes in FHLBank’s derivative and trading securities portfolios resulting from interest rate volatility. The net interest margin was 71 basis points in the second quarter of 2025 and 74 basis points in the second quarter of 2024.

For the six months ended June 30, 2025, the Bank’s net income totaled $231.8 million, compared to $303.2 million for the same prior-year period. The $71.4 million decrease was primarily driven by lower net interest income and lower noninterest income. The decrease in interest income was the result of lower average advances and lower short-term interest rates. The decrease in noninterest income was due primarily to valuation changes in FHLBank’s derivative and trading securities portfolios resulting from interest rate volatility. The net interest margin was 70 basis points for the first six months of 2025 and 73 basis points for the first six months of 2024.

In addition to statutory Affordable Housing Program (AHP) assessments under the FHLBank Act, the Bank expects to continue to make voluntary contributions of at least 5% of the prior year’s pre-assessment net income to voluntary community investment products, a committed target of $35.3 million for 2025. In addition, FHLBank will continue to make a supplemental voluntary contribution to AHP to increase the pool of available AHP funds to the amount that would have been statutorily required, absent FHLBank’s voluntary contributions. For additional information on the Bank’s Community Investment Products, refer to Community Investment Products in Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations of the Bank’s 2024 Form 10-K.

Financial Condition. Advances. Advances totaled $52.5 billion at June 30, 2025 a decrease of $17.4 billion compared to $69.9 billion at December 31, 2024. In addition, the par value of advances that had a remaining maturity of more than one year increased to 31% at June 30, 2025 compared to 27% at December 31, 2024. Member demand for advances continues to be driven by members’ liquidity management practices, which are influenced by their loan demand, deposit balances and investment activities. Although advance levels decreased, it is not uncommon for FHLBank to experience fluctuations in the overall advance portfolio driven by changes in member needs.

The ability to grow and/or maintain the advance portfolio is affected by, among other things, the following: (1) the liquidity demands of the Bank’s borrowers; (2) the composition of the Bank’s membership; (3) members’ regulatory requirements; (4) current and future credit market conditions; (5) housing market trends; (6) the shape of the yield curve; and (7) advance pricing.

Liquidity Investments. The Bank maintains liquidity to meet member borrowing needs and regulatory standards. The liquidity investment portfolio is comprised of cash, interest-bearing deposits, Federal funds sold, securities purchased under agreements to resell, and U.S. Treasury obligations classified as trading or available-for-sale (AFS). At June 30, 2025, the Bank held $15.1 billion of liquid assets compared to $15.8 billion at December 31, 2024. Liquid assets decreased as a result of normal portfolio management.

Investments. The Bank’s investment portfolio, excluding those investments included in the liquidity portfolio, is comprised of trading, AFS and held-to-maturity (HTM) investments. The investments must meet the Bank’s risk guidelines and certain other requirements, such as yield. The Bank’s investment portfolio remained relatively flat at $15.9 billion at June 30, 2025 compared to $15.5 billion at December 31, 2024. During the first six months of 2025, the MBS portfolio remained relatively flat as the Bank curtailed its purchases of MBS as the portfolio began to approach the regulatory limit relative to equity.

Consolidated Obligations. The Bank’s consolidated obligations totaled $82.8 billion at June 30, 2025, a decrease of $16.9 billion from December 31, 2024. At June 30, 2025, bonds represented 94% of the Bank’s consolidated obligations, compared with 88% at December 31, 2024. Discount notes represented 6% of the Bank’s consolidated obligations at June 30, 2025 compared with 12% at year-end 2024. The overall decrease in consolidated obligations outstanding is consistent with the decrease in advance balances. The funding mix shifted slightly towards fixed rate callable bonds that replaced maturing floating-rate bonds and discount notes as the Bank took advantage of favorable funding spreads.

Capital Position and Regulatory Requirements. Total capital at June 30, 2025 was $5.1 billion, compared to $5.6 billion at December 31, 2024. Total capital decreased due to decreased capital stock as a result of lower advances. Total retained earnings at June 30, 2025 were $2.2 billion, compared with $2.1 billion at December 31, 2024. Accumulated other comprehensive income (loss) (AOCI) was $(54.9) million at June 30, 2025, compared with $(30.5) million at December 31, 2024. The change was driven by decreases in the fair values of securities within the AFS portfolio.

In July 2025, the Bank paid quarterly dividends of 9.50% annualized on activity stock and 4.85% annualized on membership stock. These dividends are calculated on stockholders’ average balances for the second quarter of 2025. For additional information on quarterly dividends, see Note 7 - Capital in this Form 10-Q.

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

The Bank met all of its capital requirements as of June 30, 2025, and in the Federal Housing Finance Agency’s (Finance Agency) most recent determination, as of March 31, 2025, the Bank was deemed “adequately capitalized”.

    2025 Executive Officer Incentive Compensation Plan (2025 Plan). The 2025 Plan is an incentive compensation plan that is intended to retain and motivate the Bank’s Named Executive Officers (NEOs). The 2025 Plan is available as Exhibit 10.14 to the Bank’s 2024 Form 10-K and is described in greater detail in Item 11: Executive Compensation – Compensation Discussion and Analysis – Executive Officer Incentive Plans. During the period covered by this report, the 2025 performance goals and total weighting for each goal for the NEOs have been revised as follows and have received non-objection from the Finance Agency.

▪Optimize member use of core credit products and services by year-end. Core credit products and services include: advances, letters of credit, safekeeping and Mortgage Partnership Finance® (MPF®) Program products (25% weighting);
▪Optimize member use of community products in 2025. Community products include the AHP, voluntary housing grants, Community Lending Program, Banking On Business and Banking On Business Inclusion and Equity fund, and First Front Door and First Front Door Keys to Equity fund (30% weighting);
▪Profitability as measured by adjusted earnings relative to total GAAP capital in excess of full year average Federal funds rate within identified risk parameters (30% weighting); and
▪Technology and resiliency objectives as measured by three critical strategic milestones (15% weighting).

Adjusted earnings and other measures referenced above are as defined in the 2025 Plan. “Mortgage Partnership Finance” and “MPF” are registered trademarks of the Federal Home Loan Bank of Chicago.

Earnings Performance

    The following is a summary of the Bank’s earnings performance for the three and six months ended June 30, 2025, which should be read in conjunction with the Bank’s unaudited interim financial statements included in this Form 10-Q as well as the audited financial statements included in Item 8. Financial Statements and Supplementary Data in the Bank’s 2024 Form 10-K.

Summary of Financial Results

Net Income and Return on Average Equity

The Bank’s net income totaled $111.7 million for the second quarter of 2025, compared to $149.2 million for the second quarter of 2024. The $37.5 million decrease in net income was driven primarily by the following:
▪Net interest income was $167.8 million for the second quarter of 2025, a decrease of $29.3 million from $197.1 million during the same prior-year period.
–Interest income was $1,115.8 million for the second quarter of 2025, compared to $1,516.1 million in the same prior-year period. This decrease was driven by lower short-term interest rates and lower average advances.
–Interest expense was $948.0 million for the second quarter of 2025, compared to $1,319.0 million in the same prior-year period. This decrease was the result of lower short-term interest rates and lower average consolidated obligations.
▪Noninterest income (loss) was $1.5 million for the second quarter of 2025, compared to $10.5 million in the same prior-year period. This $9.0 million decrease was due primarily to valuation changes in the Bank’s derivative and trading securities portfolios resulting from interest rate volatility.
▪Other expense, excluding voluntary contributions, was $32.6 million for the second quarter of 2025, compared to $30.9 million in the same prior-year period, an increase of $1.7 million. This increase was primarily driven by higher compensation and benefits, including higher non-qualified benefit plan expense.
▪Voluntary contributions to community investment products were $11.8 million, including a supplemental voluntary contribution to AHP of $1.3 million, for the second quarter of 2025, an increase of $1.6 million compared to $10.2 million in the same prior-year period. The Bank expects to continue to make voluntary contributions of at least 5% of the prior year’s pre-assessment net income to voluntary community investment products, a commitment target of $35.3 million. In addition, the Bank expects to continue to make a supplemental voluntary contribution to AHP to increase the pool of available AHP funds to the amount that would have been statutorily required, absent the Bank’s voluntary contributions.
▪Statutory AHP assessments were $12.5 million as a result of second quarter 2025 earnings, compared to $16.6 million in the same prior-year period.

The Bank’s net income totaled $231.8 million for the six months ended June 30, 2025, compared to $303.2 million for the same prior-year period. The $71.4 million decrease in net income was driven primarily by the following:
▪Net interest income was $340.0 million for the six months ended June 30, 2025, a decrease of $52.8 million from $392.8 million during the same prior-year period.
–Interest income was $2,313.9 million for the six months ended June 30, 2025, compared to $3,055.2 million in the same prior-year period. This decrease was driven by lower short-term interest rates and lower average advances.
–Interest expense was $1,973.9 million for the six months ended June 30, 2025, compared to $2,662.4 million in the same prior-year period. This decrease was the result of lower short-term interest rates and lower average consolidated obligations.
▪Noninterest income was $1.4 million for the six months ended June 30, 2025, compared to $25.4 million in the same prior-year period. This $24.0 million decrease was due primarily to valuation changes in the Bank’s derivative and trading securities portfolios resulting from interest rate volatility.
▪Other expense, excluding voluntary contributions, was $63.5 million for the six months ended June 30, 2025, compared to $62.1 million in the same prior-year period, an increase of $1.4 million. This increase was primarily driven by higher compensation and benefits, including non-qualified benefit plan expense.
▪Voluntary contributions to community investment products were $18.8 million, including a supplemental voluntary contribution to AHP of $2.0 million, for the six months ended June 30, 2025, an increase of $1.7 million compared to $17.1 million in the same prior-year period. The Bank expects to continue to make voluntary contributions of at least 5% of the prior year’s pre-assessment net income to voluntary community investment products, a commitment target of $35.3 million. In addition, the Bank expects to continue to make a supplemental voluntary contribution to AHP to increase the pool of available AHP funds to the amount that would have been statutorily required, absent the Bank’s voluntary contributions.
▪Statutory AHP assessments were $25.8 million based on earnings for the six months ended June 30, 2025, compared to $33.8 million in the same prior-year period.

The Bank’s return on average equity for the three and six months ended June 30, 2025 was 8.75% and 8.88%. The Bank’s return on average equity for the three and six months ended June 30, 2024 was 10.91% and 11.03%.

Net Interest Income

Average Balances and Interest Yields/Rates Paid. The following table summarizes the average balances, yields or rates paid, and net interest margin on interest-earning assets and interest-bearing liabilities for the three and six months ended June 30, 2025 and 2024.

	Three months ended June 30,
	2025			2024
(dollars in millions)	Average Balance	Interest Income/ Expense	Avg. Yield/ Rate (%)	Average Balance	Interest Income/ Expense	Avg. Yield/ Rate (%)
Assets:
Securities purchased under agreements to resell	$2,760.9	$30.0	4.36	$6,813.0	$91.3	5.39
Federal funds sold	8,353.4	91.3	4.38	3,459.0	46.5	5.41
Interest-bearing deposits (1)	3,321.2	36.6	4.42	3,733.4	51.3	5.52
Investment securities (2)	19,946.4	249.0	5.01	17,924.9	261.8	5.87
Advances (3)	55,164.8	661.0	4.81	71,003.5	1,023.5	5.80
Mortgage loans held for portfolio (4)	4,986.7	47.9	3.86	4,743.2	41.7	3.54
Total interest-earning assets	94,533.4	1,115.8	4.73	107,677.0	1,516.1	5.66
Other assets	1,061.1			1,456.0
Total assets	$95,594.5			$109,133.0
Liabilities and capital:
Deposits (1)	$638.5	$6.8	4.30	$691.8	$9.2	5.34
Consolidated obligation discount notes	7,271.5	78.1	4.31	11,375.6	151.9	5.37
Consolidated obligation bonds	80,988.5	862.9	4.27	89,264.3	1,157.3	5.21
Other borrowings	6.3	0.2	9.21	27.9	0.6	8.93
Total interest-bearing liabilities	88,904.8	948.0	4.28	101,359.6	1,319.0	5.23
Other liabilities	1,569.9			2,272.9
Total capital	5,119.8			5,500.5
Total liabilities and capital	$95,594.5			$109,133.0
Net interest spread			0.45			0.43
Impact of noninterest-bearing funds			0.26			0.31
Net interest income/net interest margin (5)		$167.8	0.71		$197.1	0.74
Notes:
(1) Average balances of deposits (assets and liabilities) include cash collateral received from/paid to counterparties which is reflected in the Statements of Condition as derivative assets/liabilities.
(2) Investment securities include trading, AFS and HTM securities. The average balances of AFS and HTM are reflected at amortized cost.
(3) Interest on advances includes prepayment fees, net of $0.0 million and $6.4 million in 2025 and 2024, respectively.
(4) Nonaccrual mortgage loans are included in average balances in determining the average rate.
(5) Net interest margin is net interest income before provision (reversal) for credit losses as a percentage of average interest-earning assets.

	Six months ended June 30,
	2025			2024
(dollars in millions)	Average Balance	Interest Income/ Expense	Avg. Yield/ Rate (%)	Average Balance	Interest Income/ Expense	Avg. Yield/ Rate (%)
Assets:
Securities purchased under agreements to resell	$4,837.8	$104.1	4.34	$7,292.4	$195.5	5.39
Federal funds sold	6,838.7	148.6	4.38	3,014.9	81.1	5.41
Interest-bearing deposits (1)	3,467.6	75.6	4.40	3,757.6	102.7	5.50
Investment securities (2)	19,735.3	492.3	5.03	17,337.2	504.8	5.86
Advances (3)	58,628.5	1,399.4	4.81	72,756.0	2,088.7	5.77
Mortgage loans held for portfolio (4)	4,930.1	93.9	3.84	4,727.9	82.4	3.51
Total interest-earning assets	98,438.0	2,313.9	4.74	108,886.0	3,055.2	5.64
Other assets	1,154.9			1,512.7
Total assets	$99,592.9			$110,398.7
Liabilities and capital:
Deposits (1)	$657.6	$14.1	4.30	$684.3	$18.2	5.34
Consolidated obligation discount notes	8,743.6	187.2	4.32	12,113.9	323.1	5.36
Consolidated obligation bonds	83,256.4	1,772.3	4.29	89,584.0	2,319.9	5.21
Other borrowings	6.6	0.3	8.93	27.8	1.2	8.81
Total interest-bearing liabilities	92,664.2	1,973.9	4.30	102,410.0	2,662.4	5.23
Other liabilities	1,665.7			2,459.0
Total capital	5,263.0			5,529.7
Total liabilities and capital	$99,592.9			$110,398.7
Net interest spread			0.44			0.41
Impact of noninterest-bearing funds			0.26			0.32
Net interest income/net interest margin (5)		$340.0	0.70		$392.8	0.73
Notes:
(1) Average balances of deposits (assets and liabilities) include cash collateral received from/paid to counterparties which is reflected in the Statements of Condition as derivative assets/liabilities.
(2) Investment securities include trading, AFS and HTM securities. The average balances of AFS and HTM are reflected at amortized cost.
(3) Interest on advances includes prepayment fees, net of $0.8 million and $6.4 million in 2025 and 2024, respectively.
(4) Nonaccrual mortgage loans are included in average balances in determining the average rate.
(5) Net interest margin is net interest income before provision (reversal) for credit losses as a percentage of average interest-earning assets.

The Bank’s business model is intended to protect the net interest spread earned by the Bank and withstand fluctuations in both the level of interest rates and volume of business. Net interest spread increased in the second quarter of 2025 to 45 basis points compared to 43 basis points over the same prior year period. This was primarily due to lower average advances resulting in the relatively higher net spread MBS making up a larger portion of total assets.

Net interest spread increased in the first six months of 2025 to 44 basis points compared to 41 basis points over the same prior year period. This was primarily due to lower average advances resulting in the relatively higher net spread MBS making up a larger portion of total assets.

Net interest margin decreased to 71 basis points for the second quarter of 2025, compared to 74 basis points in the second quarter of 2024. The Bank’s net interest margin decreased by 3 basis points to 70 basis points during the first six months of 2025, compared to 73 basis points during first six months of 2024. The decrease in both periods was due to a reduction in earnings on capital from lower short-term interest rates.

Rate/Volume Analysis. Changes in both volume and interest rates influence changes in net interest income and net interest margin. The following table summarizes changes in interest income and interest expense between the three and six months ended June 30, 2025 and 2024.

	Increase (Decrease) in Interest Income/Expense Due to Changes in Rate/Volume 2025 compared to 2024
	Three months ended June 30,			Six months ended June 30,
(in millions)	Volume (1) (3)	Rate (2) (3)	Total	Volume (1) (3)	Rate (2) (3)	Total
Securities purchased under agreements to resell	$(46.3)	$(15.0)	$(61.3)	$(57.9)	$(33.5)	$(91.4)
Federal funds sold	55.1	(10.3)	44.8	85.4	(17.9)	67.5
Interest-bearing deposits	(5.2)	(9.5)	(14.7)	(7.6)	(19.5)	(27.1)
Investment securities	28.0	(40.8)	(12.8)	64.2	(76.7)	(12.5)
Advances	(205.0)	(157.5)	(362.5)	(371.8)	(317.5)	(689.3)
Mortgage loans held for portfolio	2.3	3.9	6.2	3.6	7.9	11.5
Total interest-earning assets	$(171.1)	$(229.2)	$(400.3)	$(284.1)	$(457.2)	$(741.3)

Deposits	$(0.7)	$(1.7)	$(2.4)	$(0.7)	$(3.4)	$(4.1)
Consolidated obligation discount notes	(47.6)	(26.2)	(73.8)	(80.0)	(55.9)	(135.9)
Consolidated obligation bonds	(99.7)	(194.7)	(294.4)	(157.3)	(390.3)	(547.6)
Other borrowings	(0.5)	0.1	(0.4)	(0.9)	—	(0.9)
Total interest-bearing liabilities	$(148.5)	$(222.5)	$(371.0)	$(238.9)	$(449.6)	$(688.5)
Total increase (decrease) in net interest income	$(22.6)	$(6.7)	$(29.3)	$(45.2)	$(7.6)	$(52.8)
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

Interest income decreased in the quarter over quarter comparison. The decrease was driven by lower yields due to a decrease in short-term interest rates and lower average advances; partially offset by growth in the Bank’s MBS portfolio.

Interest expense decreased in the quarter-over-quarter comparison. The decrease was driven by lower rates paid on consolidated obligations brought on by decreases in short-term interest rates and lower average consolidated obligations.

Interest income decreased in the year-over-year comparison. The decrease was driven by lower yields due to a decrease in short-term interest rates and lower average advances; partially offset by growth in the Bank’s MBS portfolio.

Interest expense decreased in the year-over-year comparison. The decrease was driven by lower rates paid on consolidated obligations brought on by decreases in short-term interest rates and lower average consolidated obligations.

Advance Prepayment Fees. The Bank charges a borrower a prepayment fee when the borrower elects to prepay an advance, which makes the Bank financially indifferent to a borrower’s decision to prepay an advance. The Bank records prepayment fees net of basis adjustments, if applicable, which are primarily related to hedging activities included in the carrying value of the advance, as interest income on advances on the Statements of Income. The following table summarizes the advance prepayment fees for the three and six months ended June 30, 2025 and 2024.

	Three months ended June 30,		Six months ended June 30,
(in millions)	2025	2024	2025	2024
Gross amount of prepayment fees received from advance borrowers	$—	$1.2	$0.3	$1.2
Hedging fair value adjustments	—	5.2	0.5	5.2
Total advance prepayment fees, net	$—	$6.4	$0.8	$6.4

    Derivative Effects on Net Interest Income. The following tables quantify the effects of the Bank’s derivative activities on net interest income for the three and six months ended June 30, 2025 and 2024.

Three months ended June 30, 2025
(in millions)	Advances	Investments	Mortgage Loans	Bonds	Discount Notes	Total
Amortization/accretion of hedging activities in net interest income	$0.1	$—	$0.1	$—	$—	$0.2
Gains (losses) on designated fair value hedges	—	0.4	—	0.1	0.4	0.9
Other - price alignment amount on cleared derivatives	(0.8)	(2.7)	—	(0.2)	—	(3.7)
Net interest settlements included in net interest income	27.0	38.6	—	(55.9)	(0.6)	9.1
Total effect on net interest income	$26.3	$36.3	$0.1	$(56.0)	$(0.2)	$6.5

Six months ended June 30, 2025
(in millions)	Advances	Investments	Mortgage Loans	Bonds	Discount Notes	Total
Amortization/accretion of hedging activities in net interest income	$0.2	$—	$0.2	$—	$—	$0.4
Gains (losses) on designated fair value hedges	—	0.1	—	0.1	1.2	1.4
Other - price alignment amount on cleared derivatives	(2.4)	(6.7)	—	(0.3)	—	(9.4)
Net interest settlements included in net interest income	56.7	77.4	—	(110.1)	(0.2)	23.8
Total effect on net interest income	$54.5	$70.8	$0.2	$(110.3)	$1.0	$16.2

Three months ended June 30, 2024
(in millions)	Advances	Investments	Mortgage Loans	Bonds	Discount Notes	Total
Amortization/accretion of hedging activities in net interest income	$0.1	$—	$(0.1)	$—	$—	$—
Gains (losses) on designated fair value hedges	—	—	—	0.1	(0.4)	(0.3)
Other - price alignment amount on cleared derivatives	(4.9)	(7.0)	—	—	—	(11.9)
Net interest settlements included in net interest income	83.8	60.2	—	(136.9)	(1.3)	5.8
Total effect on net interest income	$79.0	$53.2	$(0.1)	$(136.8)	$(1.7)	$(6.4)

Six months ended June 30, 2024
(in millions)	Advances	Investments	Mortgage Loans	Bonds	Discount Notes	Total
Amortization/accretion of hedging activities in net interest income	$0.2	$(0.1)	$(0.2)	$—	$—	$(0.1)
Gains (losses) on designated fair value hedges	—	0.2	—	0.9	(0.5)	0.6
Other - price alignment amount on cleared derivatives	(9.2)	(12.7)	—	—	0.1	(21.8)
Net interest settlements included in net interest income	175.3	119.4	—	(290.3)	(2.8)	1.6
Total effect on net interest income	$166.3	$106.8	$(0.2)	$(289.4)	$(3.2)	$(19.7)

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

Provision for Credit Losses. The provision for credit losses was $0.7 million in the second quarter of both 2025 and 2024. The provision for credit losses was $1.5 million and $2.0 million for the six months ended June 30, 2025 and June 30, 2024, respectively. The provisions for all periods presented were driven by private label MBS classified as AFS primarily due to slower prepayment speeds and declines in market values.

Noninterest Income

	Three months ended June 30,		Six months ended June 30,
(in millions)	2025	2024	2025	2024
Net gains (losses) on investment securities	$0.7	$—	$3.1	$(1.0)
Net gains (losses) on derivatives	(7.7)	1.5	(19.6)	7.3
Standby letters of credit fees	8.9	8.5	17.6	16.9
Other, net	(0.4)	0.5	0.3	2.2
Total noninterest income (loss)	$1.5	$10.5	$1.4	$25.4

The changes in the Bank’s total noninterest income for the three and six months ended June 30, 2025 compared to the same prior year period were due primarily to valuation changes in the Bank’s derivative and trading securities portfolios resulting from interest rate volatility.

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

The following tables detail the net effect of economic derivatives on noninterest income for the three and six months ended June 30, 2025 and 2024. For information on derivatives utilizing hedge accounting reported in net interest income, see Derivative Effects on Net Interest Income within the Earnings Performance - Net Interest Income section of this Form 10-Q.

	Three months ended June 30, 2025
(in millions)	Advances	Investments	Mortgage Loans	Bonds	Discount Notes	Other	Total
Net gains (losses) on derivatives:
Gains (losses) on derivatives not receiving hedge accounting, including net interest settlements	$—	$(3.6)	$(6.2)	$2.1	$—	$—	$(7.7)
Other - price alignment amount on cleared derivatives	—	—	—	—	—	—	—
Total net gains (losses) on derivatives	$—	$(3.6)	$(6.2)	$2.1	$—	$—	$(7.7)

	Six months ended June 30, 2025
(in millions)	Advances	Investments	Mortgage Loans	Bonds	Discount Notes	Other	Total
Net gains (losses) on derivatives:
Gains (losses) on derivatives not receiving hedge accounting, including net interest settlements	$(1.4)	$(10.2)	$(15.7)	$7.9	$—	$—	$(19.4)
Other - price alignment amount on cleared derivatives	—	—	—	—	—	(0.2)	(0.2)
Total net gains (losses) on derivatives	$(1.4)	$(10.2)	$(15.7)	$7.9	$—	$(0.2)	$(19.6)

	Three months ended June 30, 2024
(in millions)	Advances	Investments	Mortgage Loans	Bonds	Discount Notes	Other	Total
Net gains (losses) on derivatives:
Gains (losses) on derivatives not receiving hedge accounting, including net interest settlements	$2.8	$2.3	$2.0	$(5.1)	$—	$—	$2.0
Other - price alignment amount on cleared derivatives	—	—	—	—	—	(0.5)	(0.5)
Total net gains (losses) on derivatives	$2.8	$2.3	$2.0	$(5.1)	$—	$(0.5)	$1.5

	Six months ended June 30, 2024
(in millions)	Advances	Investments	Mortgage Loans	Bonds	Discount Notes	Other	Total
Net gains (losses) on derivatives:
Gains (losses) on derivatives not receiving hedge accounting, including net interest settlements	$11.8	$9.2	$6.3	$(18.8)	$—	$—	$8.5
Other - price alignment amount on cleared derivatives	—	—	—	—	—	(1.2)	(1.2)
Total net gains (losses) on derivatives	$11.8	$9.2	$6.3	$(18.8)	$—	$(1.2)	$7.3

Derivatives not receiving hedge accounting. For derivatives not receiving hedge accounting (i.e., economic hedges and mortgage delivery commitments), the Bank includes the net interest settlements and the fair value changes in the Net gains (losses) on derivatives financial statement line item. For economic hedges, the Bank recorded net losses of $(7.7) million in the second quarter of 2025 compared to net gains of $2.0 million for the second quarter of 2024. The net losses observed for the second quarter of 2025 were primarily driven by a decline in the market value of the Bank's asset swaps, partially offset by gains on liability swaps, resulting from a decrease in mid- and long-term rates in the second quarter 2025, in contrast to an increase in rates in the same prior year period. For the six months ended June 30, 2025, the Bank recorded net losses of ($19.4) million compared to net gains of $8.5 million for the six months ended June 30, 2024. The year-to-date losses were similarly driven by a decline in asset swap valuations, partially offset by gains on liability swaps, due to decreases in mid- and long- term rates in 2025 compared to rising rates in the prior year period. The total notional amount of economic hedges, which includes mortgage delivery commitments, was $5.8 billion at June 30, 2025 and $4.9 billion at December 31, 2024.

Other Expense

	Three months ended June 30,		Six months ended June 30,
(in millions)	2025	2024	2025	2024
Compensation and benefits	$15.6	$14.9	$31.9	$31.1
Other operating	13.1	12.4	23.4	23.5
Finance Agency	2.5	2.1	5.0	4.1
Office of Finance	1.4	1.5	3.2	3.4
Voluntary contributions	11.8	10.2	18.8	17.1
Total other expense	$44.4	$41.1	$82.3	$79.2

The Bank’s total other expense increased $3.3 million to $44.4 million for the second quarter of 2025, compared with the same prior-year period. This increase was primarily driven by higher compensation and benefits, including higher non-qualified benefit plan expense. In addition, voluntary contributions to community investment products were $11.8 million, including a supplemental voluntary contribution to AHP of $1.3 million, for the second quarter of 2025, an increase of $1.6 million compared to $10.2 million in the same prior-year period.

The Bank’s total other expense increased $3.1 million to $82.3 million for the six months ended June 30, 2025, compared to the same prior-year period. This increase was primarily driven by higher compensation and benefits, including non-qualified benefit plan expense. In addition, voluntary contributions to community investment products were $18.8 million, including a supplemental voluntary contribution to AHP of $2.0 million, for the six months ended June 30, 2025, an increase of $1.7 million compared to $17.1 million in the same prior-year period.

The Bank expects to continue to make voluntary contributions of at least 5% of the prior year’s pre-assessment net income to voluntary community investment products, a commitment target of $35.3 million. In addition, the Bank expects to continue to make a supplemental voluntary contribution to AHP to increase the pool of available AHP funds to the amount that would have been statutorily required, absent the Bank’s voluntary contributions.

Financial Condition

    The following should be read in conjunction with the Bank’s unaudited interim financial statements in this Form 10-Q and the audited financial statements in the Bank’s 2024 Form 10-K.

Assets

    Total assets were $89.3 billion at June 30, 2025, compared with $106.9 billion at December 31, 2024. The decrease of $17.6 billion was primarily due to a decline in advances. Advances totaled $52.5 billion at June 30, 2025, compared to $69.9 billion at December 31, 2024. The MBS portfolio remained relatively flat totaling $14.7 billion at June 30, 2025 compared to $14.3 billion at December 31, 2024 resulting from the Bank curtailing its purchases of MBS as the portfolio began to approach the regulatory limit relative to equity. The Bank’s return on average assets for the three months ended June 30, 2025 and June 30, 2024 was 0.47% and 0.55%, respectively. The Bank’s return on average assets for the six months ended June 30, 2025 and June 30, 2024 was 0.47% and 0.55%, respectively.

    The Bank’s core mission activities include the issuance of advances and acquiring member assets through the MPF Program. The core mission asset ratio, defined as the ratio of par amount of advances and MPF loans relative to consolidated obligations adjusted for certain U.S. Treasury securities using a year to date average, was 72.1% as of June 30, 2025 and 77.8% as of December 31, 2024. The decrease in this ratio is primarily due to lower average advances.

    Advances. Advances (par) totaled $52.5 billion at June 30, 2025 compared to $70.0 billion at December 31, 2024. Advance demand continues to be driven by members’ liquidity management, which are influenced by their loan demand, deposit balances and investment activities. Although advance demand decreased, it is not uncommon for fluctuation in the overall advance portfolio driven by changes in member needs. At June 30, 2025, the Bank had advances to 138 borrowing members, compared to 153 borrowing members at December 31, 2024. Advances outstanding to the Bank’s five largest borrowers totaled 70.3% of total advances as of June 30, 2025, and 80.5% at December 31, 2024. Fixed rate advances with a balance of $22.6 billion comprised 43.0% of the total par value of advances outstanding at June 30, 2025 compared to $22.4 billion comprising 32.0% at December 31, 2024.

The following table provides information on advances at par by redemption terms at June 30, 2025 and December 31, 2024.

(in millions)	June 30, 2025	December 31, 2024
Fixed-rate
Due in 1 year or less (1)	$13,408.4	$12,497.3
Due after 1 year through 3 years	7,674.4	7,589.3
Due after 3 years through 5 years	557.3	1,605.5
Due after 5 years through 15 years	68.0	71.0
Thereafter	74.8	74.8
Total par value	$21,782.9	$21,837.9

Fixed-rate, callable or prepayable (2)
Due in 1 year or less	$300.0	$—
Total par value	$300.0	$—

Variable-rate
Due in 1 year or less (1)	$20,448.6	$36,253.0
Due after 1 year through 3 years	7,225.0	8,225.0
Due after 3 years through 5 years	—	1,000.0
Total par value	$27,673.6	$45,478.0

Variable-rate, callable or prepayable (2)
Due in 1 year or less	$2,005.0	$2,000.0
Due after 1 year through 3 years	222.5	27.5
Due after 3 years through 5 years	52.5	92.5
Total par value	$2,280.0	$2,120.0

Due in 1 year or less	$226.7	$223.9
Due after 1 year through 3 years	234.4	321.0
Due after 3 years through 5 years	25.9	34.6
Due after 5 years through 15 years	9.8	12.2
Total par value	$496.8	$591.7
Total par balance	$52,533.3	$70,027.6
Notes:
(1) Includes overnight advances.
(2) Prepayable advances are those advances that may be contractually prepaid by the borrower on specified dates without incurring prepayment or termination fees.
(3) Includes fixed-rate amortizing/mortgage matched, convertible, and other advances.

The Bank had no putable advances at June 30, 2025 or December 31, 2024.

The following table provides a distribution of the number of members, categorized by individual member asset size (as reported quarterly), that had an outstanding advance balance during the six months ended June 30, 2025 and 2024. Commercial bank and savings institution members are classified by asset size as follows: Super-Regional (over $150 billion), Regional ($25 billion to $150 billion), Mid-size ($1.46 billion to $25 billion) and Community Financial Institutions (CFIs) (under $1.46 billion). Credit union and insurance members are classified separately.

Member Classification	June 30, 2025	June 30, 2024
Super-Regional	3	3
Regional	6	5
Mid-size	32	36
CFI	103	104
Credit Union	26	26
Insurance	18	18
Total borrowing members during the period	188	192
Total membership	285	282
Percentage of members borrowing during the period	66.0%	68.1%

The following table provides information at par on advances by member classification at June 30, 2025 and December 31, 2024.

(in millions)	June 30, 2025	December 31, 2024
Member Classification
Super-Regional	$32,125.0	$49,325.0
Regional	7,364.4	7,884.4
Mid-size	5,886.9	6,891.7
CFI	2,735.8	2,717.1
Credit Union	1,615.3	1,913.1
Insurance	2,795.2	1,275.4
Non-member	10.7	20.9
Total	$52,533.3	$70,027.6

See the Credit and Counterparty Risk - TCE and Collateral discussion in the Risk Management section of this Item 2 for further information on collateral policies and practices and details regarding eligible collateral, including amounts and percentages of eligible collateral securing member advances as of June 30, 2025.

    Allowance for Credit Losses (ACL) - Advances. The Bank evaluates its advances for an allowance for credit losses on a collective, or pooled, basis unless an individual assessment is deemed necessary because the instruments do not possess similar risk characteristics. The Bank pools advances by member type. Based on the collateral held as security, the Bank’s credit extension and collateral policies and repayment history on advances, including that the Bank has not incurred any credit losses since inception, the Bank has not recorded an ACL at June 30, 2025 or December 31, 2024. For additional information on the allowance methodology, see Note 3 - Advances in this Form 10-Q.

Mortgage Loans Held for Portfolio, Net. Mortgage loans held for portfolio, net of ACL, was $5.1 billion and $4.8 billion at June 30, 2025 and December 31, 2024, respectively.

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

Foregone interest represents income the Bank would have recorded if the loan was paying according to its contractual terms. Foregone interest was immaterial for the Bank’s mortgage loans for each of the six months ended June 30, 2025 and June 30, 2024.

The Bank continues to accrue interest on its government-insured or -guaranteed mortgage loans after becoming 90 days or more delinquent. The amount of mortgage loans 90 days or more delinquent and still accruing interest was $2.0 million and $2.8 million at June 30, 2025 and December 31, 2024, respectively.

The performance of the mortgage loans in the Bank’s MPF Program remained stable compared to December 31, 2024, and the MPF Original portfolio continues to outperform the market based on national delinquency statistics. As of June 30, 2025, the Bank’s seriously delinquent mortgage loans (90 days or more delinquent or in the process of foreclosure) represented 0.3% of the MPF Original portfolio, 1.2% of the MPF Plus portfolio, and 0.6% of the MPF 35 portfolio, compared with 0.3%, 1.6%, and 0.5%, respectively, at December 31, 2024.

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

The following table presents the balance of the MPF CE structure at June 30, 2025 and December 31, 2024.

	June 30, 2025			December 31, 2024
(in millions)	Par Value	FLA	Available CE	Par Value	FLA	Available CE
MPF Original	$1,868.9	$9.6	$80.0	$1,849.3	$9.3	$76.7
MPF 35	2,974.0	21.4	139.6	2,728.8	20.1	128.6
MPF Plus	89.5	14.9	0.6	99.2	14.9	0.7
Total	$4,932.4	$45.9	$220.2	$4,677.3	$44.3	$206.0

The following table presents certain metrics and ratios related to the Bank’s mortgage loans held for portfolio. The ratios in the table below are reported after the application of CE.

	Six months ended June 30,
(dollars in millions)	2025	2024
Average mortgage loans outstanding during the period (unpaid principal balance (UPB))	$4,881.8	$4,671.7
(Charge-offs) Recoveries, net (1)	$(0.2)	$(0.4)
Net charge-offs (recoveries) to average loans outstanding during the period	—%	0.01%

(dollars in millions)	June 30, 2025	December 31, 2024
Mortgage loans held for portfolio (UPB)	$5,020.1	$4,769.6
Nonaccrual loans (UPB)	$25.9	$24.9
ACL on mortgage loans held for portfolio	$2.2	$2.4
ACL to mortgage loans held for portfolio	0.04%	0.05%
Nonaccrual loans to mortgage loans held for portfolio	0.52%	0.52%
ACL to nonaccrual loans	8.47%	9.75%
Note:
(1) Net charge-offs that the Bank does not expect to recover through CE receivable.

    The ACL on mortgage loans decreased by $0.2 million during the six months ended June 30, 2025. Changes in the ACL are typically not significant, as expected credit losses are reduced by the CE available to absorb losses on the loans in accordance with the credit structure of the MPF Program.

Cash and Investments. The Bank’s strategy is to maintain its short-term liquidity position in part to be able to meet members’ advance demand and Bank regulatory liquidity requirements. Excess cash is typically invested in overnight investments. The Bank also maintains an investment portfolio to enhance earnings. These investments may be classified as trading, AFS or HTM.

The Bank maintains a liquidity portfolio comprised of cash, interest-bearing deposits, Federal funds sold, securities purchased under agreements to resell, and U.S. Treasury obligations classified as trading or AFS. The liquidity portfolio totaled $15.1 billion at June 30, 2025 and $15.8 billion at December 31, 2024. Liquid assets decreased as a result of normal portfolio management.

The Bank’s investment portfolio, excluding those investments included in the liquidity portfolio, is comprised of trading, AFS and HTM investments. The investments must meet the Bank’s risk guidelines and certain other requirements, such as yield. The Bank’s investment portfolio remained relatively flat at $15.9 billion at June 30, 2025 compared to $15.5 billion at December 31, 2024. During the first six months of 2025, the MBS portfolio remained relatively flat as the Bank curtailed its purchases of MBS as the portfolio began to approach the regulatory limit relative to equity.

Investment securities, defined as all trading, AFS, and HTM securities, totaled $19.8 billion at June 30, 2025, compared to $19.6 billion at December 31, 2024. Details of the investment securities portfolio follow.

	Carrying Value
(in millions)	June 30, 2025	December 31, 2024
Trading securities:
Non-MBS:
GSE	$141.9	$149.2
Total trading securities	$141.9	$149.2
Yield on trading securities	3.20%	3.18%
AFS securities:
Non-MBS:
U.S. Treasury obligations	$3,923.0	$4,113.0
GSE and Tennessee Valley Authority (TVA) obligations	858.1	907.1
State or local agency obligations	167.2	169.3
MBS:
U.S. obligations single-family	1,484.5	1,712.4
GSE single-family	5,172.5	4,597.9
GSE multifamily	6,668.7	6,550.6
Private label	107.8	113.5
Total AFS securities	$18,381.8	$18,163.8
Yield on AFS securities (1) (2)	4.07%	4.41%
HTM securities:
MBS:
U.S. obligations single-family	$553.1	$636.0
GSE single-family	448.7	382.4
GSE multifamily	243.4	243.9
Private label	32.8	36.5
Total HTM securities	$1,278.0	$1,298.8
Yield on HTM securities (1) (2)	4.37%	4.48%
Total investment securities	$19,801.7	$19,611.8
Yield on investment securities (1) (2)	4.08%	4.41%
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

ACL - Investments. The Bank invests in interest-bearing deposits and Federal funds sold which are unsecured investments. The Bank also invests in securities purchased under agreements to resell which are secured investments. At June 30, 2025 and December 31, 2024, these investments were repaid according to the contractual terms. No ACL was recorded for these assets at June 30, 2025 or December 31, 2024.

AFS securities are evaluated quarterly for expected credit losses on an individual security basis. In assessing whether a credit loss exists, the Bank considers whether there would be a shortfall in receiving all cash flows contractually due. The allowance is limited to the amount of the AFS security’s unrealized loss, if any. If the AFS security is in an unrealized gain, the ACL is zero. The ACL on AFS private label MBS was $15.7 million at June 30, 2025 and $14.2 million at December 31, 2024. The increase in the ACL was driven by private label MBS classified as AFS primarily due to slower prepayment speeds and a decline in market values.

HTM securities are evaluated quarterly for expected credit losses on a pool basis unless an individual assessment is deemed necessary because the securities do not possess similar risk characteristics. An ACL is recorded with a corresponding adjustment to the provision (reversal) for credit losses. There was no ACL at June 30, 2025 or December 31, 2024.

    For additional information on the allowance methodology, see Note 2 - Investments in this Form 10-Q.

Liabilities and Capital

Deposits. The Bank offers demand, overnight and term deposits for members and qualifying nonmembers. Total deposits at June 30, 2025 decreased to $599.9 million from $774.9 million at December 31, 2024. All of the Bank’s deposits are uninsured.

    Consolidated Obligations. Consolidated obligations consist of bonds and discount notes. The Bank’s consolidated obligations totaled $82.8 billion at June 30, 2025, a decrease of $16.9 billion from December 31, 2024. The overall decrease in consolidated obligations outstanding is consistent with the decrease in advance balances. At June 30, 2025, the Bank’s bonds outstanding decreased to $78.2 billion compared to $88.0 billion at December 31, 2024. Discount notes outstanding at June 30, 2025 decreased to $4.6 billion from $11.7 billion at December 31, 2024. The funding mix shifted slightly towards fixed rate callable bonds that replaced maturing floating-rate bonds and discount notes as the Bank took advantage of more favorable funding spreads.

The Bank primarily uses noncallable bonds as a source of funding but also utilizes structured notes such as callable bonds. Unswapped callable bonds primarily fund the Bank’s mortgage portfolio while swapped callable bonds fund other floating rate assets.

The following table provides information on consolidated obligations by product type and contractual maturity at June 30, 2025 and December 31, 2024.

(in millions)	June 30, 2025	December 31, 2024
Discount Notes
Overnight	$—	$250.0
Due after 1 day through 30 days	2,915.7	4,394.2
Due after 30 days through 90 days	1,130.0	2,120.8
Due after 90 days though 1 Year	601.0	5,012.4
Total par value	$4,646.7	$11,777.4
Fixed-rate, non-callable
Due in 1 year or less	$2,930.0	$4,581.9
Due after 1 year through 3 years	3,080.0	2,887.4
Due after 3 years through 5 years	1,037.2	1,917.2
Thereafter	701.0	752.0
Total par value	$7,748.2	$10,138.5
Fixed-rate, callable
Due in 1 year or less	$10,853.2	$4,060.0
Due after 1 year through 3 years	7,419.5	7,411.5
Due after 3 years through 5 years	2,039.5	2,382.0
Thereafter	2,758.0	2,423.0
Total par value	$23,070.2	$16,276.5
Variable- rate, non-callable
Due in 1 year or less	$41,166.0	$54,224.4
Total par value	$41,166.0	$54,224.4
Variable- rate, callable
Due in 1 year or less	$5,160.0	$6,315.0
Total par value	$5,160.0	$6,315.0
Step-up, non-callable
Due in 1 year or less	$195.0	$156.0
Due after 1 year through 3 years	395.0	515.0
Due after 3 years through 5 years	35.0	50.0
Total par value	$625.0	$721.0
Step-up, callable
Due in 1 year or less	$65.0	$75.0
Due after 1 year through 3 years	295.0	395.0
Due after 3 years through 5 years	120.0	40.0
Thereafter	120.0	110.0
Total par value	$600.0	$620.0
Total par balance	$83,016.1	$100,072.8
Other Adjustments (1)	$(211.2)	$(422.5)
Total consolidated obligations	$82,804.9	$99,650.3
    Note:
(1) Consists of premiums, discounts, and hedging and other adjustments.

For additional information on the Bank’s consolidated obligations, refer to Note 9 to the audited financial statements in Item 8. Financial Statements and Supplementary Data of the Bank’s 2024 Form 10-K.

Commitments and Off-Balance Sheet Items. As of June 30, 2025, the Bank was obligated to fund approximately $40.2 million of mortgage loans and to issue $1.5 billion in consolidated obligations. In addition, the Bank had $28.1 billion in outstanding standby letters of credit as of June 30, 2025. The Bank does not consolidate any off-balance sheet special purpose entities or other off-balance sheet conduits.

Capital and Retained Earnings. The Bank’s return on average equity for the three and six months ended June 30, 2025 was 8.75% and 8.88% The Bank’s return on average equity for the three and six months ended June 30, 2024 was 10.91% and 11.03%. Capital adequacy, including the level of retained earnings, is monitored through the evaluation of market value of equity to par value of capital stock (MV/CS) as well as other risk metrics. Details regarding these metrics are discussed in the Risk Management portion of this Item 2.

The Bank’s capital stock is owned by its members and former members. The concentration of the Bank’s capital stock by institution type is presented below.

(dollars in millions)	June 30, 2025		December 31, 2024
Commercial banks	119	$2,490.5	121	$3,179.3
Savings institutions	47	164.6	48	156.6
Insurance companies	45	172.9	43	114.0
Credit unions	71	102.9	69	111.5
Community Development Financial Institutions	3	0.3	3	0.3
Total member institutions / total GAAP capital stock	285	$2,931.2	284	$3,561.7
Mandatorily redeemable capital stock		6.2		7.0
Total capital stock		$2,937.4		$3,568.7

    The total number of members as of June 30, 2025 increased by one member compared to December 31, 2024. The Bank added four new members and lost three members: two members merged with another institution within the Bank’s district, and one member withdrew from membership.

The following tables present member holdings of 10% or more of the Bank’s total capital stock, including mandatorily redeemable capital stock, outstanding as of June 30, 2025 and December 31, 2024.

(dollars in millions)	June 30, 2025
Member	Capital Stock	% of Total
PNC Bank, N.A., Wilmington, DE (2)	$787.7	26.8%
TD Bank U.S. Holding Company (1)	$469.9	16.0%

(dollars in millions)	December 31, 2024
Member	Capital Stock	% of Total
TD Bank U.S. Holding Company (1)	$1,039.5	29.1%
PNC Bank, N.A., Wilmington, DE (2)	$907.0	25.4%
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

The Bank developed a framework for evaluating retained earnings adequacy, consistent with regulatory guidance and requirements. Retained earnings are intended to cover unexpected losses and protect members’ par value of capital stock. The framework also assists management in its overall analysis of the level of future dividends. The framework includes four risk elements that comprise the Bank’s total retained earnings target: (1) market risk; (2) credit risk; (3) operational risk; and (4)

accounting risk. The retained earnings target generated from this framework is sensitive to changes in the Bank’s risk profile, whether favorable or unfavorable. The framework generated a retained earnings target of $803 million as of June 30, 2025.

In addition to the retained earnings target, the Bank considers the amount of retained earnings needed for compliance with the regulatory minimum capital-to-asset ratio of 4% to determine an overall retained earnings need. The Bank’s overall retained earnings need is $1,648 million as of June 30, 2025.
The following table presents retained earnings information for the current and prior year.

(in millions)	June 30, 2025	December 31, 2024
Unrestricted Retained Earnings	$1,405.7	$1,370.0
Restricted Retained Earnings	779.2	732.9
Total Retained Earnings	$2,184.9	$2,102.9

Retained earnings increased $82.0 million compared to December 31, 2024. The increase reflected net income that was partially offset by dividends paid. For additional information, see Note 7 - Capital in this Form 10-Q.

Dividends. The Bank declares dividends based on an annualized yield and differentiates between membership and activity capital stock. The dividend received by the member is calculated based on the average capital stock owned by the member for the previous quarter. Historically, the Bank has paid cash dividends although dividends may be paid in capital stock. Details regarding the Bank’s payment of dividends, including annual yields, for current and prior year periods are provided in Note 7 - Capital in this Form 10-Q. The following table presents dividend information for the three and six months ended June 30, 2025 and 2024.

	Three months ended June 30,		Six months ended June 30,
	2025	2024	2025	2024
Dividends (in millions)	$69.3	$78.7	$149.8	$157.4
Dividends per share	$2.29	$2.18	$4.75	$4.29
Dividend payout ratio (1)	61.98%	52.74%	64.61%	51.92%
Weighted average dividend rate (2)	8.55%	8.48%	8.62%	8.37%
Average Fed Funds rate	4.33%	5.33%	4.33%	5.33%
Dividend spread to Fed Funds	4.22%	3.15%	4.29%	3.04%
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

(in millions)	June 30, 2025	December 31, 2024
Permanent capital:
Capital stock (1)	$2,937.4	$3,568.7
Retained earnings	2,184.9	2,102.9
Total permanent capital	$5,122.3	$5,671.6
RBC requirement:
Credit risk capital	$218.5	$209.6
Market risk capital	505.6	521.6
Operations risk capital	217.2	219.4
Total RBC requirement	$941.3	$950.6
Excess permanent capital over RBC requirement	$4,181.0	$4,721.0
Note:
(1) Capital stock includes mandatorily redeemable capital stock.

The total RBC requirement remained relatively flat in the first six months of 2025. The Bank continues to maintain significant excess permanent capital over the RBC requirement.

The Bank received final notification from the Finance Agency that it was “adequately capitalized” for the quarter ended March 31, 2025. As of the date of this filing, the Bank has not received final notice from the Finance Agency regarding its capital classification for the quarter ended June 30, 2025.

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

The Bank made no changes to its critical accounting estimates during the six months ended June 30, 2025.

See Note 1 - Changes in Accounting Principle and Recently Issued Accounting Standards and Interpretations to the unaudited financial statements in this Form 10-Q for information on new accounting pronouncements impacting the financial statements or becoming effective for the Bank in future periods.

Legislative and Regulatory Developments
Certain significant legislative and regulatory actions and developments are summarized below. See Management’s Discussion and Analysis of Financial Condition and Results of Operations – Legislative and Regulatory Developments in the Bank’s 2024 Form 10-K and in the Bank’s quarterly report on Form 10-Q for the period ended March 31, 2025 filed with the SEC on May 6, 2025 for a description of certain legislative and regulatory developments that occurred prior to the publication of those reports.

The Bank is subject to various legal and regulatory requirements and priorities. Certain actions by the current federal executive administration are changing the regulatory environment including regulatory priorities and areas of focus such as deregulation, which have affected, and likely will continue to affect, certain aspects of the Bank’s business operations, and could impact the Bank’s results of operations and reputation.

Beginning in the second quarter of 2025, the Finance Agency (a) modified several advisory bulletins applicable to the Bank, including with respect to expectations related to diversity practices with service providers; (b) rescinded guidance and other requirements relating to fair lending and fair housing reporting and unfair or deceptive acts or practices compliance, and issued a proposal to repeal the Fair Lending, Fair Housing, and Equitable Housing Finance Plans regulation; and (c) designated the number of directorships for the Bank to consist of eight (8) member directorships and six (6) independent directorships starting January 1, 2026, which will reduce the Bank’s number of director seats by:
▪one (1) Delaware member director impacting the director whose term would have otherwise expired at December 31, 2027; and
▪one (1) independent director, which seat would otherwise have been up for election in the Bank’s 2025 board of directors’ elections.

Considering the changes in the regulatory environment, there is uncertainty with respect to the ultimate nature and result of future regulatory actions and their ultimate impact on the Bank and the FHLBank System. For further discussion of related risks, see Part I, Item 1A. Risk Factors starting on page 18 in the Bank’s 2024 Form 10-K.

Risk Management

    The Bank employs a corporate governance and internal control framework intended to support the effective management of the Bank’s business activities and the related inherent risks. As part of this framework, the Board has approved a Risk Governance Policy and a Member Products Policy, both of which are reviewed regularly and re-approved at least annually. The Risk Governance Policy establishes risk guidelines, limits (if applicable), and standards for credit risk, market risk, liquidity risk, business risk and various forms of operational and technology risk, in accordance with Finance Agency regulations and consistent with the Bank’s risk appetite. The Member Products Policy establishes the eligibility and authorization requirements, policy limits and restrictions, and the terms applicable to each type of Bank product or service, as well as collateral requirements. The risk appetite is established by the Board, as are other applicable guidelines in connection with the Bank’s Capital Plan and overall risk management.

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

The MV/CS ratio was 170.9% at June 30, 2025 and 157.2% at December 31, 2024. The increase was primarily due to the growth in retained earnings and decrease in capital stock as a result of lower advances.

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

The following table presents the Bank’s duration of equity exposure at June 30, 2025 and December 31, 2024.

(in years)	Down 200 basis points	Down 100 basis points	Base Case	Up 100 basis points	Up 200 basis points
Duration of Equity:
June 30, 2025	0.6	1.3	1.5	1.7	2.1
December 31, 2024	0.7	1.2	1.4	1.8	2.3

    Duration of equity exposure during the first six months of 2025 was comparable to year end. The Bank regularly monitors the mortgage and related fixed-income markets, including the impact that changes in the market or anticipated modeling changes may have on duration of equity and other market risk measures and may take actions to reduce market risk exposures as needed.

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

ROE Spread Volatility Increase/(Decline)
(in basis points)	Down 200 bps Parallel Shock	Down 100 bps Longer Term Rate Shock	100 bps Steeper	100 bps Flatter	Up 200 bps Parallel Shock
June 30, 2025	45	3	30	6	(5)
December 31, 2024	21	(1)	10	3	(2)

    The changes in ROE spread volatility at June 30, 2025 as compared with December 31, 2024 were not significant. For each scenario, the Board’s limit on the decline in ROE spread is set at no greater than 100 basis points. The Bank was in compliance with the ROE spread volatility limit across all selected interest rate shock scenarios at June 30, 2025 and December 31, 2024.

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

Credit and Counterparty Risk - Total Credit Exposure (TCE) and Collateral

TCE. The Bank manages the credit risk of each member on the basis of the member’s TCE to the Bank, which includes advances and related accrued interest, fees, basis adjustments and estimated prepayment fees; letters of credit; forward-dated advance commitments; and MPF credit enhancement and related obligations. This credit risk is managed by monitoring the financial condition of borrowers and by requiring all borrowers (and, where applicable in connection with member affiliate pledge arrangements approved by the Bank, their affiliates) to pledge sufficient eligible collateral for all borrower obligations to the Bank as the Bank seeks to cover all potential forms of credit-related exposure with sufficient eligible collateral. At June 30, 2025, aggregate TCE was $83.8 billion, comprised of approximately $52.5 billion in advance principal outstanding, $30.7 billion in letters of credit (including forward commitments), and $0.6 billion in accrued interest, prepayment fees, MPF credit enhancement obligations and other fees.

The Bank establishes a maximum borrowing capacity (MBC) for each member based on collateral weightings applied to eligible collateral as described in the Bank’s Member Products Policy. MBC is limited to a percentage of the members' assets based on the institution size and type subject to a maximum prudential lending limit. Details regarding this policy are available in the Advance Products discussion in Item 1. Business in the Bank’s 2024 Form 10-K. According to the policy, eligible collateral is weighted so that the collateral value is likely to exceed the amount that may be owed to the Bank in the event of a default. The Bank also has the ability to call for additional or substitute collateral while any indebtedness is outstanding to protect the Bank’s secured position. At June 30, 2025 and December 31, 2024, on a borrower-by-borrower basis, the Bank had a perfected security interest in eligible collateral with an estimated collateral value (after collateral weightings) in excess of the book value of all members’ and nonmember housing associates’ obligations to the Bank.

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

The following table presents the Bank’s top five financial entities with respect to their TCE at June 30, 2025.

	June 30, 2025
(dollars in millions)	TCE	% of Total
TD Bank U.S. Holding Company (1)	$26,655.5	31.8%
PNC Bank, National Association, DE (2)	18,487.2	22.1
Ally Bank, UT (3)	6,639.5	7.9
Fulton Bank, N.A.	4,948.7	5.9
Customers Bank	2,899.6	3.5
	$59,630.5	71.2%
Other financial institutions	24,159.2	28.8
Total TCE outstanding	$83,789.7	100.0%
Notes:
(1) Member affiliates aggregated at the U.S. holding company level.
(2) For Bank membership purposes, principal place of business is Pittsburgh, PA.
(3) For Bank membership purposes, principal place of business is Horsham, PA.

Advance Concentration Risk. The following table lists the Bank’s top five borrowers based on advances at par as of June 30, 2025.

	June 30, 2025
(dollars in millions)	Advance Balance	% of Total
PNC Bank, National Association, DE (1)	$18,000.0	34.3%
TD Bank U.S. Holding Company (2)	7,500.0	14.3
Ally Bank, UT (3)	6,625.0	12.6
Santander Bank, National Association, DE (4)	2,479.3	4.7
First National Bank of Pennsylvania	2,335.0	4.4
	$36,939.3	70.3%
Other borrowers	15,594.0	29.7
Total advances	$52,533.3	100.0%
Notes:
(1) For Bank membership purposes, principal place of business is Pittsburgh, PA.
(2) Member affiliates aggregated at the U.S. holding company level.
(3) For Bank membership purposes, principal place of business is Horsham, PA.
(4) For Bank membership purposes, principal place of business is Wilmington, DE, and is a subsidiary of Banco Santander, which is located in Spain.

Letters of Credit. The letter of credit product is collateralized under the same policies, procedures and guidelines that apply to advances. Outstanding letters of credit totaled $28.1 billion at June 30, 2025 and $29.6 billion at December 31, 2024, primarily related to public unit deposits. Not included in these totals are additional authorized but unused standby letters of credit of $2.5 billion at June 30, 2025 and $2.2 billion at December 31, 2024. The Bank had a concentration of letters of credit with two members, TD Bank N.A. of $17.8 billion or 63.3% and Fulton Bank of $3.1 billion or 11.1% of the total at June 30, 2025, and two members, TD Bank N.A. of $18.8 billion or 64.0% and Fulton Bank of $3.5 billion or 11.8% of the total at December 31, 2024.

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

For member borrowers, the following tables present information on a combined basis regarding the type of collateral securing their outstanding credit exposure and the collateral status as of June 30, 2025 and December 31, 2024.

	June 30, 2025
(dollars in millions)	Blanket Lien		Listing		Delivery		Total
	Amount	%	Amount	%	Amount	%	Amount	%
One-to-four single-family residential mortgage loans	$107,835.3	43.8%	$1,063.6	10.3%	$7.3	0.5%	$108,906.2	42.2%
High quality investment securities	15,729.9	6.4	5,612.0	54.2	1,337.2	93.2	22,679.1	8.8
Other real estate-related collateral (ORERC)/CFI eligible collateral	96,141.6	39.0	1,901.8	18.3	3.8	0.3	98,047.2	38.0
Multi-family residential mortgage loans	26,596.5	10.8	1,783.8	17.2	86.8	6.0	28,467.1	11.0
Total eligible collateral value	$246,303.3	100.0%	$10,361.2	100.0%	$1,435.1	100.0%	$258,099.6	100.0%
Total TCE	$77,726.6	92.8%	$5,592.3	6.7%	$470.8	0.6%	$83,789.7	100.0%
Number of members	153	84.5%	21	11.6%	7	3.9%	181	100.0%

	December 31, 2024
(dollars in millions)	Blanket Lien		Listing		Delivery		Total
	Amount	%	Amount	%	Amount	%	Amount	%
One-to-four single-family residential mortgage loans	$117,486.5	45.0%	$661.5	15.5%	$0.4	0.3%	$118,148.4	44.5%
High quality investment securities	16,498.1	6.3	2,775.9	65.0	158.3	99.6	19,432.3	7.3
ORERC/CFI eligible collateral	98,112.5	37.5	792.3	18.6	0.2	0.1	98,905.0	37.2
Multi-family residential mortgage loans	29,226.2	11.2	40.3	0.9	—	—	29,266.5	11.0
Total eligible collateral value	$261,323.3	100.0%	$4,270.0	100.0%	$158.9	100.0%	$265,752.2	100.0%
Total TCE	$100,922.4	98.4%	$1,608.4	1.6%	$69.0	—%	$102,599.8	100.0%
Number of members	161	85.6%	21	11.2%	6	3.2%	188	100.0%

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

Investment Quality and External Credit Ratings. The following tables present the Bank’s investment carrying values as of June 30, 2025 and December 31, 2024, based on the lowest credit rating from the NRSROs (Moody’s, S&P and Fitch).

	June 30, 2025 (1)
	Long-Term Rating
(in millions)	AAA	AA	A	BBB	Below Investment Grade	Unrated	Total
Money market investments:
Interest-bearing deposits	$—	$627.8	$2,061.8	$—	$—	$—	$2,689.6
Securities purchased under agreements to resell	—	—	2,680.0	—	—	—	2,680.0
Federal funds sold	—	3,018.0	2,750.0	—	—	—	5,768.0
Total money market investments	—	3,645.8	7,491.8	—	—	—	11,137.6
Investment securities:
U.S. Treasury obligations	—	3,923.0	—	—	—	—	3,923.0
GSE and TVA obligations	—	1,000.1	—	—	—	—	1,000.1
State or local agency obligations	13.5	153.7	—	—	—	—	167.2
Total non-MBS	13.5	5,076.8	—	—	—	—	5,090.3
U.S. obligations single-family MBS	—	2,037.6	—	—	—	—	2,037.6
GSE single-family MBS	—	5,621.2	—	—	—	—	5,621.2
GSE multifamily MBS	—	6,912.1	—	—	—	—	6,912.1
Private label MBS	3.6	2.8	5.7	3.6	30.4	94.5	140.6
Total MBS	3.6	14,573.7	5.7	3.6	30.4	94.5	14,711.5
Total investments	$17.1	$23,296.3	$7,497.5	$3.6	$30.4	$94.5	$30,939.4

	December 31, 2024 (1)
	Long-Term Rating
(in millions)	AAA	AA	A	BBB	Below Investment Grade	Unrated	Total
Money market investments:
Interest-bearing deposits	$—	$706.2	$2,015.2	$—	$—	$—	$2,721.4
Securities purchased under agreements to resell	—	4,000.0	2,280.0	—	—	—	6,280.0
Federal funds sold	—	1,714.0	950.0	—	—	—	2,664.0
Total money market investments	—	6,420.2	5,245.2	—	—	—	11,665.4
Investment securities:
U.S. Treasury obligations	—	4,113.0	—	—	—	—	4,113.0
GSE and TVA obligations	—	1,056.3	—	—	—	—	1,056.3
State or local agency obligations	13.8	155.5	—	—	—	—	169.3
Total non-MBS	13.8	5,324.8	—	—	—	—	5,338.6
U.S. obligations single-family MBS	—	2,348.4	—	—	—	—	2,348.4
GSE single-family MBS	—	4,980.3	—	—	—	—	4,980.3
GSE multifamily MBS	—	6,794.6	—	—	—	—	6,794.6
Private label MBS	3.9	3.0	9.3	3.8	33.8	96.2	150.0
Total MBS	3.9	14,126.3	9.3	3.8	33.8	96.2	14,273.3
Total investments	$17.7	$25,871.3	$5,254.5	$3.8	$33.8	$96.2	$31,277.3
Note:
(1) Balances exclude $5.5 million of interest-bearing deposits with FHLBank of Chicago at June 30, 2025 and $5.3 million at December 31, 2024 and total accrued interest of $68.4 million at June 30, 2025 and $58.7 million at December 31, 2024.

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

As of June 30, 2025, the Bank had unsecured exposure to sixteen counterparties totaling $8.5 billion, with one counterparty exceeding 10% of the total exposure. The following table presents the Bank’s unsecured credit exposure with non-governmental counterparties by investment type at June 30, 2025 and December 31, 2024. The unsecured investment credit exposure presented may not reflect the average or maximum exposure during the period.

(in millions)
Carrying Value	June 30, 2025	December 31, 2024
Interest-bearing deposits (1)	$2,689.6	$2,721.4
Federal funds sold	5,768.0	2,664.0
Total	$8,457.6	$5,385.4
Note:
(1) Excludes $5.5 million of Interest-bearing deposits with FHLBank of Chicago at June 30, 2025 and $5.3 million at December 31, 2024.

    As of June 30, 2025, 54.3% of the Bank’s unsecured investment credit exposures were to U.S. branches and agency offices of foreign commercial banks. The Bank actively monitors its credit exposures and the credit quality of its counterparties, including an assessment of each counterparty’s financial performance, capital adequacy, sovereign support, and the current market perceptions of the counterparties. General macro-economic, political and market conditions may also be considered when deciding on unsecured exposure. As a result, the Bank may limit or suspend existing counterparties.

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

    Finance Agency regulation also permits the Bank to extend additional unsecured credit for overnight transactions and for sales of Federal funds subject to continuing contracts that renew automatically. For overnight exposures only, the Bank’s total unsecured exposure to a counterparty may not exceed twice the applicable regulatory limit, or a total of 2% to 30% of the eligible amount of regulatory capital, based on the counterparty’s internal credit rating. As of June 30, 2025, the Bank was in compliance with the regulatory limits established for unsecured credit.

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

(in millions)
June 30, 2025 (1) (2)
	Carrying Value
Domicile of Counterparty	Investment Grade (3) (4)
	AA	A	Total
Domestic	$1,050.8	$2,811.8	$3,862.6
U.S. branches and agency offices of foreign commercial banks:
Australia	525.0	—	525.0
Canada	1,200.0	750.0	1,950.0
Finland	270.0	—	270.0
Germany	350.0	—	350.0
Netherlands	—	400.0	400.0
Norway	250.0	—	250.0
Sweden	—	850.0	850.0
Total U.S. branches and agency offices of foreign commercial banks	$2,595.0	$2,000.0	$4,595.0
Total unsecured investment credit exposure	$3,645.8	$4,811.8	$8,457.6

(in millions)
December 31, 2024 (1) (2)
	Carrying Value
Domicile of Counterparty	Investment Grade (3) (4)
	AA	A	Total
Domestic	$1,195.2	$2,015.2	$3,210.4
U.S. branches and agency offices of foreign commercial banks:
Australia	525.0	—	525.0
Canada	700.0	950.0	1,650.0
Total U.S. branches and agency offices of foreign commercial banks	$1,225.0	$950.0	$2,175.0
Total unsecured investment credit exposure	$2,420.2	$2,965.2	$5,385.4
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
(4) Represents the NRSRO rating of the counterparty not the country. There were no AAA or BBB rated investments at June 30, 2025 or December 31, 2024.

U.S. Treasury Obligations. The Bank invests in U.S. Treasury obligations that are explicitly fully guaranteed by the U.S. government. This portfolio totaled $3.9 billion at June 30, 2025 and $4.1 billion at December 31, 2024.

Agency/GSE Securities and Agency/GSE MBS. The Bank invests in and is subject to credit risk related to securities issued by Federal agencies or U.S. government corporations. In addition, the Bank invests in MBS issued by these same entities that are directly supported by underlying mortgage loans. Both the securities and MBS are either explicitly or implicitly guaranteed by the U.S. government. These portfolios totaled $15.6 billion at June 30, 2025 and $15.2 billion at December 31, 2024.

State and Local Agency Obligations. The Bank invests in and is subject to credit risk related to a portfolio of state and local agency obligations (i.e., housing finance agency bonds) that are directly or indirectly supported by underlying mortgage loans. These portfolios totaled $167.2 million at June 30, 2025 and $169.3 million at December 31, 2024.

Private Label MBS. The Bank also holds investments in private label MBS, which are supported by underlying mortgage loans. The Bank made investments in private label MBS that were rated AAA at the time of purchase with the exception of one, which was rated AA. However, since the time of purchase, there have been significant ratings downgrades. In 2007, the Bank discontinued the purchase of private label MBS. The carrying value of the Bank’s private label MBS portfolio was $140.6 million at June 30, 2025 and $150.0 million at December 31, 2024.

Credit Losses. The Bank evaluates its private label MBS for expected credit losses quarterly, based on whether there is an expectation of a shortfall in receiving all cash flows contractually due. The Bank expects to receive all cash flows contractually due with respect to its HTM private label MBS and therefore has no ACL related to this portfolio. With respect to its AFS private label MBS, the Bank had an ACL of $15.7 million as of June 30, 2025 and $14.2 million as of December 31, 2024. For its AFS private label MBS for which the Bank expects a shortfall, an ACL is recorded, limited to the amount of a security's unrealized loss. If the security is in an unrealized gain position, the ACL is zero.

The Bank recorded a provision for credit losses of $0.7 million on its AFS private label MBS for each of the second quarters of 2025 and 2024. The Bank recorded a provision for credit losses of $1.5 million and $2.0 million for the six months ended June 30, 2025 and 2024, respectively. Because the Bank does not intend to sell and will not be required to sell its AFS private label MBS with recorded credit losses before anticipated recovery of their amortized cost basis, the Bank did not write down any of its AFS private label MBS securities amortized cost basis for the difference between amortized cost and fair value.

For those AFS private label MBS with a credit loss previously recorded, when the Bank projects an increase in cash flows during its quarterly assessment of expected credit losses, the Bank will first reverse the ACL by recognizing a reversal for credit losses up to the amount of the ACL, if any. If the Bank projects a significant increase in cash flows, the Bank adjusts the accretable yield prospectively and recognizes the interest income over the remaining lives of the securities. The amount recognized in interest income on these securities was $1.7 million and $2.2 million for the second quarter of 2025 and 2024, respectively, and $3.5 million and $4.3 million for the six months ended June 30, 2025 and 2024, respectively.

Credit and Counterparty Risk - Mortgage Loans and Derivatives

Mortgage Loans. The Finance Agency has authorized the Bank to hold mortgage loans under the MPF Program whereby the Bank acquires mortgage loans from participating members in a shared credit risk structure. Conventional mortgage loans carry CE such that the Bank has a high degree of confidence that it will be paid principal and interest in all material respects, even under reasonably likely adverse changes to expected economic conditions. Loans are assessed by a third-party credit model at acquisition, and a CE is calculated based on loan attributes and the Bank’s risk tolerance with respect to its MPF portfolio. The Bank had net mortgage loans held for portfolio of $5.1 billion at June 30, 2025 and $4.8 billion at December 31, 2024, after an allowance for credit losses of $2.2 million at June 30, 2025 and $2.4 million at December 31, 2024.

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

When a conventional mortgage loan requires PMI, the MPF Program modeling applied to the Bank’s acquisitions requires additional CE from the PFI to compensate for the mortgage insurer rating when it is below BBB+. The unpaid principal balance and maximum coverage outstanding for seriously delinquent loans with PMI as of June 30, 2025 was $10.0 million and $2.9 million, respectively. The corresponding amounts at December 31, 2024 were $7.8 million and $2.4 million.

The MPF Plus product required SMI under the MPF Program when each pool was established. At June 30, 2025, 5 of the 14 MPF Plus pools still have SMI policies in place. The Bank does not currently offer the MPF Plus product and has not purchased loans under MPF Plus Commitments since July 2006. Per MPF Program guidelines, the existing MPF Plus product exposure is required to be secured by the PFI once the SMI company is rated below AA-. As of June 30, 2025, all of the SMI exposure is fully collateralized.

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

Uncleared Derivatives. The Bank is subject to the risk of non-performance by counterparties to its uncleared derivative transactions. The Bank requires collateral on uncleared derivative transactions. Generally, the Bank’s ISDA agreements for uncleared derivatives have collateral delivery thresholds set to zero (subject to minimum transfer amounts). The Bank has a small number of legacy trades that require collateral amounts from its counterparties based on credit rating. As a result of these risk mitigation initiatives, the Bank does not anticipate any credit losses on its uncleared derivative transactions with counterparties as of June 30, 2025. The Bank’s total net credit exposure to uncleared derivative counterparties is immaterial.

Credit risk related to uncleared derivatives may be further mitigated by the exchange of initial margin with the Bank’s derivative counterparties. However, as of June 30, 2025, the Bank did not exceed initial margin thresholds with any of its counterparties and was not required to post initial margin. If the Bank’s aggregate uncleared derivative transactions exposure to a counterparty exceeds the applicable threshold, certain investment securities are required to be posted and held at a third-party custodian.

    Cleared Derivatives. The Bank is subject to credit risk exposure to the Clearing Houses and its clearing agents. The requirement that the Bank post initial margin and exchange variation margin settlement payments, through its clearing agents, to the Clearing Houses, exposes the Bank to institutional credit risk in the event that a clearing agent or a Clearing House fails to meet its obligations. Initial margin is the amount calculated based on anticipated exposure to future changes in the value of a swap and protects the Clearing Houses from market risk in the event of default by one of its clearing agents. Variation margin is the amount accumulated through daily settlement of the current exposure arising from changes in the market value of the position since the trade was executed. The Bank’s use of cleared derivatives is intended to mitigate credit risk exposure because a central counterparty is substituted for individual counterparties and collateral postings and variation margin settlement payments are made daily for changes in the value of cleared derivatives through a clearing agent. The Bank does not anticipate any credit losses on its cleared derivatives as of June 30, 2025.

    The contractual or notional amount of derivative transactions reflects the involvement of the Bank in the various classes of financial instruments. The maximum credit risk of the Bank with respect to derivative transactions is the estimated cost of replacing the derivative transactions if there is a default, minus the value of any related collateral, including initial margin and variation margin settlements on cleared derivatives. In determining maximum credit risk, the Bank considers accrued interest receivables and payables as well as the netting requirements to net assets and liabilities. The following table presents the derivative positions with non-member counterparties and member institutions to which the Bank has credit exposure at June 30, 2025 and December 31, 2024.

(in millions)	June 30, 2025
Credit Rating (1)	Notional Amount	Fair Value Before Collateral	Cash Collateral Pledged To (From) Counterparties	Net Credit Exposure to Counterparties
Non-member counterparties
Asset positions with credit exposure:
Cleared derivatives	26,215.0	—	323.3	323.3
Liability positions with credit exposure:
Uncleared derivatives
AA	$828.0	$(20.9)	$21.0	$0.1
A	2,498.0	(40.5)	41.3	0.8
BBB	3,834.1	(28.3)	28.5	0.2
Total derivative positions with credit exposure to non-member counterparties	$33,375.1	$(89.7)	$414.1	$324.4
Member institutions (2)	40.2	—	—	—
Total	$33,415.3	$(89.7)	$414.1	$324.4
Derivative positions without credit exposure	18,306.2
Total notional	$51,721.5

(in millions)	December 31, 2024
Credit Rating (1)	Notional Amount	Fair Value Before Collateral	Cash Collateral Pledged To (From) Counterparties	Net Credit Exposure to Counterparties
Non-member counterparties
Asset positions with credit exposure:
Uncleared derivatives
A	$325.0	$0.9	$(0.7)	$0.2
Cleared derivatives	31,931.0	2.5	350.0	352.5
Liability positions with credit exposure:
Uncleared derivatives
AA	$823.0	$(33.7)	$33.8	$0.1
A	1,820.0	(60.5)	61.3	0.8
Total derivative positions with credit exposure to non-member counterparties	$34,899.0	$(90.8)	$444.4	$353.6
Member institutions (2)	20.6	—	—	—
Total	$34,919.6	$(90.8)	$444.4	$353.6
Derivative positions without credit exposure	15,415.5
Total notional	$50,335.1
Notes:
(1) This table does not reflect any changes in rating, outlook or watch status occurring after June 30, 2025. The ratings presented in this table represent the lowest long-term counterparty credit rating available for each counterparty based on the NRSROs used by the Bank.
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

Liquidity and Funding Risk

As a wholesale bank, the Bank employs financial strategies which enable it to expand and contract its assets, liabilities and capital in response to changes in member credit demand, membership composition and other market factors. In addition, the Bank is required to maintain a level of liquidity in accordance with the FHLBank Act, Finance Agency regulations and policies established by its management and Board. The Bank’s liquidity resources are intended to support these strategies and requirements through a focus on maintaining a liquidity and funding balance between its financial assets and financial liabilities.

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

Consolidated Obligations. The Bank’s ability to operate its business, meet its obligations and generate net interest income depends primarily on the ability to issue large amounts of various debt structures at attractive rates. Consolidated obligation bonds and discount notes, along with member deposits and capital, represent the primary funding sources used by the Bank to support its asset base. Consolidated obligations benefit from the Bank’s GSE status; however, they are not obligations of the U.S., and the U.S. government does not guarantee them. Consolidated obligation bonds and discount notes are rated Aa1 with stable outlook/P-1 by Moody’s and AA+ with stable outlook/A-1+ by S&P as of June 30, 2025. On May 19, 2025, Moody's downgraded the Bank to Aa1 from Aaa following the long-term credit ratings downgrade of the U.S. to Aa1 from Aaa, with outlooks changing from negative to stable. These ratings measure the likelihood of timely payment of principal and interest. Note 6 - Consolidated Obligations to the unaudited financial statements in this Form 10-Q provides additional information regarding the Bank’s consolidated obligations.

Liquidity Investment Portfolio. The following investments are eligible to be included in the Bank’s liquidity investment portfolio for regulatory purposes: cash, interest-bearing deposits, Federal funds sold, securities purchased under agreements to resell, and U.S. Treasury obligations classified as trading or AFS.

Contingency Liquidity. The Bank’s sources of contingency liquidity include maturing overnight and short-term investments, maturing advances, unencumbered repurchase-eligible assets, trading securities, AFS securities, and MBS repayments. Uses of contingency liquidity include net settlements of consolidated obligations, member loan commitments, mortgage loan purchase commitments, deposit outflows and maturing other borrowed funds. Excess contingency liquidity is calculated as the difference between sources and uses of contingency liquidity. Excess contingency liquidity was approximately $34.5 billion at June 30, 2025 and $32.4 billion at December 31, 2024.

    Funding and Debt Issuance. During the first six months of 2025, the Bank maintained continual access to funding. Access to short-term debt markets has been reliable because investors, driven by increased liquidity preferences and risk aversion have sought the FHLBanks’ short-term debt as an asset of choice. The FHLBanks have maintained comparatively stable access to funding through a diverse investor base at relatively favorable spreads to U.S. Treasury rates. Changes or disruptions in the capital markets could limit the Bank’s ability to issue consolidated obligations, which could impact the Bank’s liquidity and cost of funds. As discussed in the Bank’s 2024 Form 10-K, including in Part I, Item 1A. Risk Factors—Market/Liquidity Risk, rating agency actions or negative guidance may adversely affect the Bank’s cost of funds and ability to issue consolidated obligations and enter derivative transactions on acceptable terms, which could negatively affect the Bank’s financial condition and results of operations, including acceptance of the Bank’s letters of credit. The downgrade by Moody’s did not impact any current obligations of the Bank or its members, nor did it have an impact on the Bank’s cost of funding, access to liquidity or the Bank’s financial condition and results of operations or acceptance of the Bank’s letters of credit. Moody’s downgrade on FHLBank debt had a minimal impact on FHLBank debt costs, illustrated through long-term FHLBank debt spreads to U.S. Treasuries remaining attractive relative to historical spreads.

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

    Regulatory Liquidity Requirements. The Bank is required to maintain a level of liquidity in accordance with certain Finance Agency guidance. Under these policies and guidelines, the Bank is required to maintain contingency liquidity to meet liquidity needs in an amount at least equal to its anticipated net cash outflows under certain scenarios. One scenario assumes that the Bank cannot access the capital markets for a period of 20 days and during that time members would renew any maturing, prepaid or called advances. In addition, the Bank is required to perform and report to the Finance Agency the results of an annual liquidity stress test. For the six months ended June 30, 2025, the Bank was in compliance with these liquidity requirements. Refer to the Liquidity and Funding Risk section in Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations of the Bank’s 2024 Form 10-K for additional information.

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

Item 1: Financial Statements (unaudited)

Federal Home Loan Bank of Pittsburgh
Statements of Income (unaudited)

	Three months ended June 30,		Six months ended June 30,
(in thousands)	2025	2024	2025	2024
Interest income:
Advances	$661,021	$1,023,486	$1,399,384	$2,088,671
Interest-bearing deposits	36,623	51,277	75,625	102,712
Securities purchased under agreements to resell	30,003	91,336	104,097	195,527
Federal funds sold	91,239	46,501	148,567	81,055
Trading securities	1,210	1,604	2,472	3,321
Available-for-sale (AFS) securities	234,243	246,685	462,804	473,814
Held-to-maturity (HTM) securities	13,540	13,503	27,035	27,713
Mortgage loans held for portfolio	47,950	41,746	93,873	82,413
Total interest income	1,115,829	1,516,138	2,313,857	3,055,226
Interest expense:
Consolidated obligations - discount notes	78,127	151,840	187,238	323,071
Consolidated obligations - bonds	862,873	1,157,326	1,772,284	2,319,947
Deposits	6,850	9,189	14,039	18,180
Mandatorily redeemable capital stock and other borrowings	145	620	291	1,219
Total interest expense	947,995	1,318,975	1,973,852	2,662,417
Net interest income	167,834	197,163	340,005	392,809
Provision (reversal) for credit losses	715	723	1,496	1,982
Net interest income after provision for credit losses	167,119	196,440	338,509	390,827
Noninterest income (loss):
Net gains (losses) on investment securities (Note 2)	740	42	3,120	(1,024)
Net gains (losses) on derivatives (Note 5)	(7,750)	1,530	(19,617)	7,348
Standby letters of credit fees	8,844	8,476	17,607	16,926
Other, net	(383)	462	299	2,183
Total noninterest income (loss)	1,451	10,510	1,409	25,433
Other expense:
Compensation and benefits	15,644	14,924	31,906	31,059
Other operating	13,089	12,422	23,437	23,540
Finance Agency	2,473	2,055	4,950	4,113
Office of Finance	1,376	1,535	3,222	3,381
Voluntary contributions	11,820	10,169	18,827	17,135
Total other expense	44,402	41,105	82,342	79,228
Income before assessments	124,168	165,845	257,576	337,032
Affordable Housing Program (AHP) assessment	12,431	16,646	25,786	33,825
Net income	$111,737	$149,199	$231,790	$303,207

The accompanying notes are an integral part of these financial statements.

Federal Home Loan Bank of Pittsburgh
Statements of Comprehensive Income (Loss) (unaudited)

	Three months ended June 30,		Six months ended June 30,
(in thousands)	2025	2024	2025	2024
Net income	$111,737	$149,199	$231,790	$303,207
Other comprehensive income (loss):
Net unrealized gains (losses) on AFS securities	(51,502)	(14,535)	(20,419)	38,790
Realized (gains) losses on AFS securities included in net income	—	—	(417)	—
Pension and post-retirement benefits	(3,550)	(1,886)	(3,530)	(1,893)
Total other comprehensive income (loss)	(55,052)	(16,421)	(24,366)	36,897
Total comprehensive income (loss)	$56,685	$132,778	$207,424	$340,104

The accompanying notes are an integral part of these financial statements.

Federal Home Loan Bank of Pittsburgh
Statements of Condition (unaudited)

(in thousands)	June 30, 2025	December 31, 2024
ASSETS
Cash and due from banks	$19,932	$17,340
Interest-bearing deposits (Note 2)	2,695,189	2,726,628
Securities purchased under agreements to resell (Note 2)	2,680,000	6,280,000
Federal funds sold (Note 2)	5,768,000	2,664,000
Investment securities: (Note 2)
Trading securities	141,923	149,153
AFS securities, net; amortized cost of $18,447,479 and $18,207,176	18,381,817	18,163,843
HTM securities; fair value of $1,224,285 and $1,219,392	1,278,005	1,298,808
Total investment securities	19,801,745	19,611,804
Advances (Note 3)	52,487,724	69,873,233
Mortgage loans held for portfolio, net (Note 4)	5,065,897	4,816,452
Accrued interest receivable	365,201	469,154
Derivative assets (Note 5)	324,449	353,629
Other assets	111,114	114,509
Total assets	$89,319,251	$106,926,749

LIABILITIES AND CAPITAL
Liabilities
Deposits	$599,888	$774,883
Consolidated obligations: (Note 6)
Discount notes	4,623,179	11,685,159
Bonds	78,181,651	87,965,104
Total consolidated obligations	82,804,830	99,650,263
Mandatorily redeemable capital stock (Note 7)	6,231	7,025
Accrued interest payable	507,072	540,958
AHP payable	177,180	160,654
Derivative liabilities (Note 5)	17,237	8,666
Other liabilities	145,574	150,232
Total liabilities	84,258,012	101,292,681
Commitments and contingencies (Note 10)
Capital (Note 7)
Capital stock - Class B putable ($100 par value) issued and outstanding shares 29,312 and 35,617, respectively	2,931,227	3,561,712
Retained earnings:
Unrestricted	1,405,664	1,370,000
Restricted	779,234	732,876
Total retained earnings	2,184,898	2,102,876
Accumulated Other Comprehensive Income (Loss) (AOCI)	(54,886)	(30,520)
Total capital	5,061,239	5,634,068
Total liabilities and capital	$89,319,251	$106,926,749

The accompanying notes are an integral part of these financial statements.

Federal Home Loan Bank of Pittsburgh
Statements of Cash Flows (unaudited)

	Six months ended June 30,
(in thousands)	2025	2024
OPERATING ACTIVITIES
Net income	$231,790	$303,207
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization (accretion)	(27,110)	(53,598)
Net change in derivative and hedging activities	(364,717)	279,531
Net realized losses (gains) from sales of AFS securities	(417)	—
Net change in fair value adjustments on trading securities	(2,703)	1,024
Other adjustments, net	1,814	3,279
Net change in:
Accrued interest receivable	104,746	17,772
Other assets	5,176	(14,313)
Accrued interest payable	(33,872)	(73,590)
Other liabilities	11,868	55,786
Total adjustments	(305,215)	215,891
Net cash provided by (used in) operating activities	$(73,425)	$519,098
INVESTING ACTIVITIES
Net change in:
Interest-bearing deposits (including $(269) and $667 (to) from other FHLBanks)	$235,663	$148,294
Securities purchased under agreements to resell	3,600,000	(100,000)
Federal funds sold	(3,104,000)	(442,000)
Trading securities:
Proceeds	10,000	29,350
AFS securities:
Proceeds (includes $346,659, and $0 from sales)	1,448,078	557,686
Purchases	(1,452,730)	(3,326,453)
HTM securities:
Proceeds	119,376	85,208
Purchases	(99,707)	—
Advances:
Repaid	187,617,124	246,530,601
Originated	(170,122,854)	(241,035,146)
Mortgage loans held for portfolio:
Principal collected	197,553	174,546
Purchases	(454,880)	(227,478)
Other investing activities, net	(4,094)	(8,944)
Net cash provided by (used in) investing activities	$17,989,529	$2,385,664

Federal Home Loan Bank of Pittsburgh Statements of Cash Flows (unaudited)
(continued)
	Six months ended June 30,
(in thousands)	2025	2024
FINANCING ACTIVITIES
Net change in deposits	$(161,914)	$103,890
Net proceeds from issuance of consolidated obligations:
Discount notes	190,920,023	179,385,016
Bonds	55,744,328	56,394,593
Payments for maturing and retiring consolidated obligations:
Discount notes	(197,962,747)	(184,424,375)
Bonds	(65,672,155)	(53,953,105)
Proceeds from issuance of capital stock	1,845,808	1,729,841
Payments for repurchase/redemption of capital stock	(2,476,293)	(1,975,013)
Payments for repurchase/redemption of mandatorily redeemable capital stock	(794)	(5,942)
Cash dividends paid	(149,768)	(157,419)
Net cash provided by (used in) financing activities	$(17,913,512)	$(2,902,514)
Net increase (decrease) in cash and due from banks	$2,592	$2,248
Cash and due from banks at beginning of the period	17,340	11,509
Cash and due from banks at end of the period	$19,932	$13,757
Supplemental disclosures:
Cash activities:
Interest paid	$2,083,350	$2,681,342
Non-cash activities:
Capital stock reclassified to mandatorily redeemable capital stock	—	5,820

The accompanying notes are an integral part of these financial statements.

Federal Home Loan Bank of Pittsburgh
Statements of Changes in Capital (unaudited)

	Capital Stock - Putable		Retained Earnings
(in thousands)	Shares	Par Value	Unrestricted	Restricted	Total	AOCI	Total Capital
March 31, 2024	36,529	$3,652,948	$1,260,792	$646,174	$1,906,966	$(19,170)	$5,540,744
Comprehensive income (loss)	—	—	119,359	29,840	149,199	(16,421)	132,778
Issuance of capital stock	9,465	946,495	—	—	—	—	946,495
Repurchase/redemption of capital stock	(9,241)	(924,085)	—	—	—	—	(924,085)
Stock reclassified to mandatorily redeemable capital stock	(58)	(5,820)	—	—	—	—	(5,820)
Cash dividends	—	—	(78,681)	—	(78,681)	—	(78,681)
June 30, 2024	36,695	$3,669,538	$1,301,470	$676,014	$1,977,484	$(35,591)	$5,611,431

March 31, 2025	31,700	$3,170,003	$1,385,533	$756,886	$2,142,419	$166	$5,312,588
Comprehensive income (loss)	—	—	89,389	22,348	111,737	(55,052)	56,685
Issuance of capital stock	10,778	1,077,794	—	—	—	—	1,077,794
Repurchase/redemption of capital stock	(13,166)	(1,316,570)	—	—	—	—	(1,316,570)
Stock reclassified to mandatorily redeemable capital stock	—	—	—	—	—	—	—
Cash dividends	—	—	(69,258)	—	(69,258)	—	(69,258)
June 30, 2025	29,312	$2,931,227	$1,405,664	$779,234	$2,184,898	$(54,886)	$5,061,239

	Capital Stock - Putable		Retained Earnings
(in thousands)	Shares	Par Value	Unrestricted	Restricted	Total	AOCI	Total Capital
December 31, 2023	39,205	$3,920,530	$1,216,323	$615,373	$1,831,696	$(72,488)	$5,679,738
Comprehensive income (loss)	—	—	242,566	60,641	303,207	36,897	340,104
Issuance of capital stock	17,298	1,729,841	—	—	—	—	1,729,841
Repurchase/redemption of capital stock	(19,750)	(1,975,013)	—	—	—	—	(1,975,013)
Stock reclassified to mandatorily redeemable capital stock	(58)	(5,820)	—	—	—	—	(5,820)
Cash dividends	—	—	(157,419)	—	(157,419)	—	(157,419)
June 30, 2024	36,695	$3,669,538	$1,301,470	$676,014	$1,977,484	$(35,591)	$5,611,431

December 31, 2024	35,617	$3,561,712	$1,370,000	$732,876	$2,102,876	$(30,520)	$5,634,068
Comprehensive income (loss)	—	—	185,432	46,358	231,790	(24,366)	207,424
Issuance of capital stock	18,458	1,845,808	—	—	—	—	1,845,808
Repurchase/redemption of capital stock	(24,763)	(2,476,293)	—	—	—	—	(2,476,293)
Stock reclassified to mandatorily redeemable capital stock	—	—	—	—	—	—	—
Cash dividends	—	—	(149,768)	—	(149,768)	—	(149,768)
June 30, 2025	29,312	$2,931,227	$1,405,664	$779,234	$2,184,898	$(54,886)	$5,061,239

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

The Federal Housing Finance Agency (Finance Agency), an independent agency in the executive branch of the U.S. government, supervises and regulates the FHLBanks, Federal Home Loan Mortgage Corporation (Freddie Mac), and Federal National Mortgage Association (Fannie Mae). The Finance Agency’s mission is to ensure the housing GSEs fulfill their mission by operating in a safe and sound manner to serve as a reliable source for liquidity and funding for housing finance and community investment.

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

Note 1 – Changes in Accounting Principle and Recently Issued Accounting Standards and Interpretations

    The Bank did not adopt any new accounting standards during the six months ended June 30, 2025.

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

Interest-bearing deposits and Federal funds sold are unsecured investments. Federal funds sold are generally transacted on an overnight term. Finance Agency regulations include a limit on the amount of unsecured credit the Bank may extend to a counterparty. At June 30, 2025 and December 31, 2024, all investments in interest-bearing deposits and Federal funds sold were repaid according to the contractual terms; no ACL was recorded for these assets at June 30, 2025 and December 31, 2024. Carrying values of interest-bearing deposits and Federal funds exclude accrued interest receivable which was immaterial for all periods presented. At June 30, 2025, none of these investments were with counterparties rated below BBB or with unrated counterparties. These may differ from any internal ratings, if applicable.

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

At June 30, 2025 and December 31, 2024, all investments in securities purchased under agreements to resell were repaid according to the contractual terms; no ACL was recorded for these assets at June 30, 2025 and December 31, 2024. Carrying value of securities purchased under agreements to resell excludes accrued interest receivable which was immaterial for all periods presented. At June 30, 2025, none of these investments were with counterparties rated below BBB or with unrated counterparties. These may differ from any internal ratings of the investments by the Bank, if applicable.

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

At June 30, 2025 and December 31, 2024, total investment securities and accrued interest had no net unsettled purchases which represent a non-cash activity which are not reflected on the Statements of Cash Flows.

    Trading Securities. The following table presents the fair value of trading securities by major security type at June 30, 2025 and December 31, 2024.

(in thousands)	June 30, 2025	December 31, 2024
GSE obligations	$141,923	$149,153

Notes to Unaudited Financial Statements (continued)

The following table presents net gains (losses) on trading securities for the first six months of 2025 and 2024.

	Three months ended June 30,		Six months ended June 30,
(in thousands)	2025	2024	2025	2024
Net unrealized gains (losses) on trading securities held at period-end	$731	$42	$2,668	$(1,105)
Net gains (losses) on trading securities sold/matured during the period	9	—	35	81
Net gains (losses) on trading securities	$740	$42	$2,703	$(1,024)

AFS Securities. The following tables presents AFS securities by major security type at June 30, 2025 and December 31, 2024.

	June 30, 2025
(in thousands)	Amortized Cost (1)	Allowance for Credit Losses	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Non-MBS:
U.S. Treasury obligations	$3,924,282	$—	$2,587	$(3,900)	$3,922,969
GSE and TVA obligations	843,908	—	15,581	(1,344)	858,145
State or local agency obligations	181,295	—	5	(14,085)	167,215
Total non-MBS	$4,949,485	$—	$18,173	$(19,329)	$4,948,329
MBS:
U.S. obligations single-family	$1,494,946	$—	$3,091	$(13,521)	$1,484,516
GSE single-family	5,220,612	—	5,328	(53,441)	5,172,499
GSE multifamily	6,661,488	—	19,632	(12,460)	6,668,660
Private label	120,948	(15,653)	4,279	(1,761)	107,813
Total MBS	$13,497,994	$(15,653)	$32,330	$(81,183)	$13,433,488
Total AFS securities	$18,447,479	$(15,653)	$50,503	$(100,512)	$18,381,817

	December 31, 2024
(in thousands)	Amortized Cost (1)	Allowance for Credit Losses	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Non-MBS:
U.S. Treasury obligations	$4,112,393	$—	$4,283	$(3,721)	$4,112,955
GSE and TVA obligations	890,230	—	18,885	(1,991)	907,124
State or local agency obligations	182,220	—	—	(12,884)	169,336
Total non-MBS	$5,184,843	$—	$23,168	$(18,596)	$5,189,415
MBS:
U.S. obligations single-family	$1,720,328	$—	$4,404	$(12,348)	$1,712,384
GSE single-family	4,634,380	—	5,162	(41,657)	4,597,885
GSE multifamily	6,543,485	—	19,372	(12,193)	6,550,664
Private label	124,140	(14,160)	5,235	(1,720)	113,495
Total MBS	$13,022,333	$(14,160)	$34,173	$(67,918)	$12,974,428
Total AFS securities	$18,207,176	$(14,160)	$57,341	$(86,514)	$18,163,843
Note:
(1) Includes adjustments made to the cost basis of investments for accretion, amortization and/or fair value hedge accounting adjustments, and excludes accrued interest receivable of $52.4 million at June 30, 2025 and $55.0 million at December 31, 2024.

Notes to Unaudited Financial Statements (continued)
The following tables summarize the AFS securities with gross unrealized losses as of June 30, 2025 and December 31, 2024. The gross unrealized losses are aggregated by major security type and length of time that individual securities have been in a continuous unrealized loss position.

	June 30, 2025
	Less than 12 Months		Greater than 12 Months		Total
(in thousands)	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
Non-MBS:
U.S. Treasury obligations	$2,170,201	$(1,868)	$277,295	$(2,032)	$2,447,496	$(3,900)
GSE and TVA obligations	—	—	26,324	(1,344)	26,324	(1,344)
State or local agency obligations	12,482	(128)	149,433	(13,957)	161,915	(14,085)
Total non-MBS	$2,182,683	$(1,996)	$453,052	$(17,333)	$2,635,735	$(19,329)
MBS:
U.S. obligations single-family	$576,204	$(1,606)	$644,585	$(11,915)	$1,220,789	$(13,521)
GSE single-family	3,570,559	(16,339)	1,334,491	(37,102)	4,905,050	(53,441)
GSE multifamily	1,223,864	(2,154)	2,282,236	(10,306)	3,506,100	(12,460)
Private label	—	—	31,685	(1,761)	31,685	(1,761)
Total MBS	$5,370,627	$(20,099)	$4,292,997	$(61,084)	$9,663,624	$(81,183)
Total	$7,553,310	$(22,095)	$4,746,049	$(78,417)	$12,299,359	$(100,512)

	December 31, 2024
	Less than 12 Months		Greater than 12 Months		Total
(in thousands)	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
Non-MBS:
U.S. Treasury obligations	$874,903	$(1,629)	$71,918	$(2,092)	$946,821	$(3,721)
GSE and TVA obligations	3,812	(38)	25,756	(1,953)	29,568	(1,991)
State or local agency obligations	15,399	(432)	145,948	(12,452)	161,347	(12,884)
Total non-MBS	$894,114	$(2,099)	$243,622	$(16,497)	$1,137,736	$(18,596)
MBS:
U.S. obligations single-family	$146,724	$(161)	$775,551	$(12,187)	$922,275	$(12,348)
GSE single-family	1,283,490	(2,825)	1,326,685	(38,832)	2,610,175	(41,657)
GSE multifamily	889,299	(2,461)	2,380,004	(9,732)	3,269,303	(12,193)
Private label	—	—	32,890	(1,720)	32,890	(1,720)
Total MBS	$2,319,513	$(5,447)	$4,515,130	$(62,471)	$6,834,643	$(67,918)
Total	$3,213,627	$(7,546)	$4,758,752	$(78,968)	$7,972,379	$(86,514)

Notes to Unaudited Financial Statements (continued)
Redemption Terms. The amortized cost and fair value of AFS securities by contractual maturity as of June 30, 2025 and December 31, 2024 are presented below. Expected maturities of some securities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment fees. MBS are not presented by contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment fees.

(in thousands)	June 30, 2025		December 31, 2024
Year of Maturity	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Non-MBS:
Due in one year or less	$960,182	$960,038	$464,286	$464,603
Due after one year through five years	3,310,770	3,320,254	3,894,415	3,904,699
Due after five years through ten years	585,613	585,676	732,897	735,194
Due after ten years	92,920	82,361	93,245	84,919
Total non-MBS	4,949,485	4,948,329	5,184,843	5,189,415
MBS	13,497,994	13,433,488	13,022,333	12,974,428
Total AFS securities	$18,447,479	$18,381,817	$18,207,176	$18,163,843

Interest Rate Payment Terms. The following table details interest payment terms at June 30, 2025 and December 31, 2024.

(in thousands)	June 30, 2025	December 31, 2024
Amortized cost of AFS non-MBS:
Fixed-rate	$4,949,485	$5,184,843
Total non-MBS	$4,949,485	$5,184,843
Amortized cost of AFS MBS:
Fixed-rate	$4,788,713	$4,399,681
Variable-rate	8,709,281	8,622,652
Total MBS	$13,497,994	$13,022,333
Total amortized cost of AFS securities	$18,447,479	$18,207,176

Realized Gains (Losses) on AFS Securities. The following table provides a summary of proceeds, gross gains and losses on sales of AFS securities for the three and six months ended June 30, 2025 and June 30, 2024

	Three months ended June 30,		Six months ended June 30,
(in thousands)	2025	2024	2025	2024
Proceeds from sales of AFS securities	$—	$—	$346,659	$—
Gross gains on AFS securities	$—	$—	$417	$—
Net realized gains(losses) from sales of AFS securities	$—	$—	$417	$—

Notes to Unaudited Financial Statements (continued)
HTM Securities. The following tables presents HTM securities by major security type at June 30, 2025 and December 31, 2024.

	June 30, 2025
(in thousands)	Amortized Cost (1)	Gross Unrealized Holding Gains	Gross Unrealized Holding Losses	Fair Value
MBS:
U.S. obligations single-family	$553,129	$3,355	$(2,965)	$553,519
GSE single-family	448,709	1,934	(51,957)	398,686
GSE multifamily	243,392	—	(2,663)	240,729
Private label	32,775	11	(1,435)	31,351
Total MBS	$1,278,005	$5,300	$(59,020)	$1,224,285
Total HTM securities	$1,278,005	$5,300	$(59,020)	$1,224,285

	December 31, 2024
(in thousands)	Amortized Cost (1)	Gross Unrealized Holding Gains	Gross Unrealized Holding Losses	Fair Value
MBS:
U.S. obligations single-family	$635,986	$1,416	$(9,814)	$627,588
GSE single-family	382,388	771	(61,929)	321,230
GSE multifamily	243,913	—	(8,059)	235,854
Private label	36,521	—	(1,801)	34,720
Total MBS	$1,298,808	$2,187	$(81,603)	$1,219,392
Total HTM securities	$1,298,808	$2,187	$(81,603)	$1,219,392
Note:
(1) Includes adjustments made to the cost basis of investments for accretion and amortization and excludes accrued interest receivable of $4.5 million at June 30, 2025 and $4.5 million at December 31, 2024.

Redemption Terms. The HTM securities consisted entirely of MBS, and as such are not presented by contractual maturity because borrowers may have the right to call or prepay obligations with or without call or prepayment fees.

Interest Rate Payment Terms. The following table details interest rate payment terms at June 30, 2025 and December 31, 2024.

(in thousands)	June 30, 2025	December 31, 2024
Amortized cost of HTM MBS:
Fixed-rate	$1,197,086	$1,208,978
Variable-rate	80,919	89,830
Total MBS	$1,278,005	$1,298,808
Total HTM securities	$1,278,005	$1,298,808

Debt Securities ACL. For HTM securities, there was no ACL at June 30, 2025 and December 31, 2024. For AFS securities, the Bank recorded an ACL only on its private label MBS at June 30, 2025 and December 31, 2024.

Notes to Unaudited Financial Statements (continued)
AFS Debt Securities - Rollforward of ACL. The following table presents a rollforward of the ACL on AFS securities for the three and six months ended June 30, 2025 and 2024.

	Private label MBS
	Three months ended June 30,		Six months ended June 30,
(in thousands)	2025	2024	2025	2024
Balance, beginning of period	$14,945	$13,222	$14,160	$11,988
Increases (decreases) for securities with a previous ACL or OTTI recorded	708	716	1,493	1,950
Balance, end of period	$15,653	$13,938	$15,653	$13,938

Debt Securities ACL Methodology. To evaluate investment securities for credit losses at June 30, 2025, the Bank employs the following methodologies by major security type.

GSE and Other U.S. Obligations. The Bank invests in GSE and other U.S. obligations, which includes Tennessee Valley Authority obligations, single-family MBS, and GSE single-family and multifamily MBS. These securities are issued by Federal Agencies or U.S. government corporations and include MBS issued by these same entities that are directly supported by underlying mortgage loans. All of these securities are highly-rated. In the case of U.S. obligations, they carry an explicit government guarantee. In the case of GSE securities, they are purchased under an assumption that the issuers’ obligation to pay principal and interest on those securities will be honored. As a result, no ACL was recorded on GSE and other U.S. obligations at June 30, 2025 or December 31, 2024.

The Bank only purchases GSE and other U.S. obligations considered investment quality. At June 30, 2025, all of these GSE and other U.S. obligations, based on amortized cost, were rated BBB or above by a NRSRO, based on the lowest long-term credit rating for each security. These may differ from any internal ratings of the securities by the Bank, if applicable.

State or Local Agency Obligations. The Bank invests in state or local agency obligations, such as municipal securities. These securities are subject to credit risk related to a portfolio of state and local agency obligations (i.e., housing finance agency bonds). The Bank has not experienced any payment defaults on these instruments.

    The Bank only purchases state or local agency obligations considered investment quality. At June 30, 2025, all of these state or local agency obligations, based on amortized cost, were rated BBB or above by a NRSRO, based on the lowest long-term credit rating for each security. These may differ from any internal ratings of the securities by the Bank, if applicable.

The Bank evaluates AFS state or local agency obligations for an ACL based on a credit assessment of the issuer, or guarantor. If the Bank determines that an ACL should be recognized, it is limited to the unrealized loss of the state or local agency obligation, including zero if it is in an unrealized gain position. At June 30, 2025 and December 31, 2024, the Bank expected to receive all cash flows contractually due, and no ACL was recorded on AFS state or local agency obligations.

    Private Label MBS. The Bank also holds investments in private label MBS. The Bank has not purchased any private label MBS since 2007. However, many of these securities have experienced significant credit deterioration. As of June 30, 2025, 10.2% of private label MBS (AFS and HTM combined, based on amortized cost) were rated BBB or above by a NRSRO and the remaining securities were either rated less than BBB or unrated. To determine whether an ACL is necessary on these securities, the Bank uses cash flow analyses.

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

The following table details the Bank’s advances portfolio by year of redemption and weighted-average interest rate as of June 30, 2025 and December 31, 2024.

(dollars in thousands)	June 30, 2025		December 31, 2024
Year of Redemption	Amount	Weighted Average Interest Rate	Amount	Weighted Average Interest Rate
Due in 1 year or less	$36,388,711	4.65%	$50,974,262	4.65%
Due after 1 year through 2 years	10,052,778	4.44	11,301,368	4.56
Due after 2 years through 3 years	5,303,550	4.39	4,861,364	4.23
Due after 3 years through 4 years	554,196	4.37	2,570,166	4.50
Due after 4 years through 5 years	81,529	3.99	162,463	4.23
Thereafter	152,602	3.41	158,012	3.38
Total par value	$52,533,366	4.58%	$70,027,635	4.59%
Deferred prepayment fees	(95)		(276)
Fair value hedging adjustments	(45,547)		(154,126)
Total book value (1)	$52,487,724		$69,873,233
Note:
(1) Amounts exclude accrued interest receivable of $267.0 million and $372.7 million at June 30, 2025 and December 31, 2024.

The Bank offers certain advances to members that provide a member the right, based upon predetermined exercise dates, to prepay the advance prior to maturity without incurring prepayment or termination fees (returnable advances).

At June 30, 2025 and December 31, 2024, the Bank did not have any advances with embedded features that met the requirements to separate the embedded feature from the host contract and designate the embedded feature as a stand-alone derivative.

The following table summarizes advances by the earlier of year of redemption or next call date as of June 30, 2025 and December 31, 2024.

	Year of Redemption or Next Call Date
(in thousands)	June 30, 2025	December 31, 2024
Due in 1 year or less	$36,663,711	$51,094,262
Due after 1 year through 2 years	9,882,778	11,286,368
Due after 2 years through 3 years	5,251,050	4,848,864
Due after 3 years through 4 years	501,696	2,477,666
Due after 4 years through 5 years	81,529	162,463
Thereafter	152,602	158,012
Total par value	$52,533,366	$70,027,635

Notes to Unaudited Financial Statements (continued)

Interest Rate Payment Terms. The following table details interest rate payment terms by year of redemption for advances as of June 30, 2025 and December 31, 2024.

(in thousands)	June 30, 2025	December 31, 2024
Fixed-rate – overnight	$3,398,943	$1,503,283
Fixed-rate – term:
Due in 1 year or less	$10,536,212	$11,217,969
Thereafter	8,644,655	9,708,373
Total fixed-rate	$22,579,810	$22,429,625
Variable-rate:
Due in 1 year or less	$22,453,556	$38,253,010
Thereafter	7,500,000	9,345,000
Total variable-rate	$29,953,556	$47,598,010
Total par value	$52,533,366	$70,027,635

Credit Risk Exposure and Security Terms. The Bank’s potential credit risk from advances is primarily concentrated in commercial banks. As of June 30, 2025, the Bank had advances of $36.9 billion outstanding to the five largest borrowers, which represented 70.3% of the total principal amount of advances outstanding. Of those five, three had outstanding advances that were in excess of 10% of the Bank’s total portfolio at June 30, 2025.

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

Using a risk-based approach, the Bank considers the payment status, collateral types and concentration levels, and borrower’s financial condition to be indicators of credit quality on its credit products. The Bank’s assessment of a member’s financial condition may require certain risk mitigation actions, including reduced collateral weights, delivery of pledged collateral, reduced advance tenor, and change in availability of certain credit products. At June 30, 2025 and December 31,

Notes to Unaudited Financial Statements (continued)
2024, the Bank had rights to collateral on a member-by-member basis with a value in excess of its outstanding extensions of credit.

    The Bank continues to evaluate and, as necessary, make changes to its collateral guidelines based on current market conditions. At June 30, 2025 and December 31, 2024, the Bank did not have any credit products that were past due, on nonaccrual status, or considered impaired. In addition, the Bank did not have any modifications related to advances with borrowers experiencing financial difficulties during the first six months of 2025.

The Bank evaluates its advances for an ACL on a collective, or pooled, basis unless an individual assessment is deemed necessary because the instruments do not possess similar risk characteristics. The Bank pools advances by member type, as noted above. Based on the collateral held as security, the Bank’s credit extension and collateral policies and repayment history on advances, including that the Bank has not incurred any credit losses since inception, the Bank has not recorded an ACL at June 30, 2025 or December 31, 2024.

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

The following table presents balances as of June 30, 2025 and December 31, 2024 for mortgage loans held for portfolio.

(in thousands)	June 30, 2025	December 31, 2024
Fixed-rate long-term single-family mortgages (1)	$4,933,799	$4,674,020
Fixed-rate medium-term single-family mortgages (2)	86,287	95,558
Total par value	5,020,086	4,769,578
Premiums	70,315	66,974
Discounts	(12,406)	(12,239)
Hedging adjustments	(9,907)	(5,432)
Total mortgage loans held for portfolio (3)	$5,068,088	$4,818,881
Allowance for credit losses on mortgage loans	(2,191)	(2,429)
Mortgage loans held for portfolio, net	$5,065,897	$4,816,452
Notes:
(1) Long-term is defined as an original term of greater than 15 years and up to 30 years.
(2) Medium-term is defined as an original term of 15 years or less.
(3) Amounts exclude accrued interest receivable of $29.8 million at June 30, 2025 and $27.4 million at December 31, 2024.

The following table details the par value of mortgage loans held for portfolio outstanding categorized by type as of June 30, 2025 and December 31, 2024.

(in thousands)	June 30, 2025	December 31, 2024
Conventional loans	$4,932,402	$4,677,261
Government-guaranteed/insured loans	87,684	92,317
Total par value	$5,020,086	$4,769,578

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

Notes to Unaudited Financial Statements (continued)

Credit Quality Indicator for Conventional Mortgage Loans. The following table presents the payment status for conventional mortgage loans at June 30, 2025 and December 31, 2024.

	June 30, 2025
(in thousands)	Origination Year
Payment Status, at amortized cost (1)	Prior to 2021	2021 to 2025	Total
Past due 30-59 days	$20,907	$13,229	$34,136
Past due 60-89 days	4,813	4,405	9,218
Past due 90 days or more	13,362	9,777	23,139
Total past due loans	$39,082	$27,411	$66,493
Current loans	2,206,016	2,706,112	4,912,128
Total conventional loans	$2,245,098	$2,733,523	$4,978,621

	December 31, 2024
	Origination Year
Payment Status, at amortized cost (1)	Prior to 2020	2020 to 2024	Total
Past due 30-59 days	$21,986	$19,827	$41,813
Past due 60-89 days	5,694	6,238	11,932
Past due 90 days or more	12,151	9,409	21,560
Total past due loans	$39,831	$35,474	$75,305
Current loans	1,443,397	3,205,963	4,649,360
Total conventional loans	$1,483,228	$3,241,437	$4,724,665
Note:
(1) The amortized cost at June 30, 2025 and December 31, 2024 excludes accrued interest receivable.

Other Delinquency Statistics. The following table presents the delinquency statistics for the Bank’s mortgage loans at June 30, 2025 and December 31, 2024.

	June 30, 2025
(dollars in thousands) (1)	Conventional MPF Loans	Government-Guaranteed or Insured Loans	Total
In process of foreclosures, included above (2)	$6,725	$714	$7,439
Serious delinquency rate (3)	0.5%	2.3%	0.5%
Past due 90 days or more still accruing interest	$—	$2,055	$2,055
Loans on nonaccrual status	$26,124	$—	$26,124

	December 31, 2024
(dollars in thousands) (1)	Conventional MPF Loans	Government-Guaranteed or Insured Loans	Total
In process of foreclosures, included above (2)	$5,171	$301	$5,472
Serious delinquency rate (3)	0.5%	3.0%	0.5%
Past due 90 days or more still accruing interest	$—	$2,814	$2,814
Loans on nonaccrual status	$25,173	$—	$25,173
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

Conventional MPF - Rollforward of ACL

	Three months ended June 30,		Six months ended June 30,
(in thousands)	2025	2024	2025	2024
Balance, beginning of period	$2,281	$2,806	$2,429	$3,018
(Charge-offs) Recoveries, net (1)	(97)	(119)	(240)	(356)
Provision (reversal) for credit losses	7	7	2	32
Balance, end of period	$2,191	$2,694	$2,191	$2,694
Note:
(1) Net charge-offs that the Bank does not expect to recover through CE receivable.

Government-Guaranteed or -Insured Mortgage Loans. The Bank invests in government-guaranteed or insured fixed-rate mortgage loans secured by one-to-four family residential properties. Government-guaranteed or insured mortgage loans are those insured or guaranteed by the Federal Housing Administration (FHA), Department of Veterans Affairs (VA), the Rural Housing Service (RHS) of the Department of Agriculture and/or by Housing and Urban Development (HUD). The servicer provides and maintains insurance or a guarantee from the applicable government agency. Any losses on these loans that are not recovered from the issuer or the guarantor are absorbed by the servicer. Therefore, the Bank only has credit risk for these loans if the servicer fails to pay for losses not covered by the guarantee or insurance, but in such instance, the Bank would have recourse against the servicer for such failure. Based on the Bank’s assessment of its servicers and the collateral backing the loans, the risk of loss was immaterial. Consequently, the Bank has not recorded an ACL for government-guaranteed or -insured mortgage loans at June 30, 2025 or December 31, 2024. Furthermore, none of these mortgage loans have been placed on non-accrual status because of the U.S. government guarantee or insurance on these loans and the contractual obligation of the loan servicer to repurchase the loans when certain criteria are met.

Real Estate Owned (REO). The amount of REO reported in Other assets on the Statements of Condition was immaterial at both June 30, 2025 and December 31, 2024.

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

	June 30, 2025
(in thousands)	Notional Amount of Derivatives	Derivative Assets	Derivative Liabilities
Derivatives designated as hedging instruments:
Interest rate swaps	$45,892,114	$105,238	$230,973
Derivatives not designated as hedging instruments:
Interest rate swaps	$2,889,208	$10,252	$10,968
Interest rate caps or floors	2,900,000	2,451	—
Mortgage delivery commitments	40,155	72	388
Total derivatives not designated as hedging instruments:	$5,829,363	$12,775	$11,356
Total derivatives before netting and collateral adjustments	$51,721,477	$118,013	$242,329
Netting adjustments and cash collateral (1)		206,436	(225,092)
Total derivative assets and total derivative liabilities		$324,449	$17,237

	December 31, 2024
(in thousands)	Notional Amount of Derivatives	Derivative Assets	Derivative Liabilities
Derivatives designated as hedging instruments:
Interest rate swaps	$45,422,034	$58,925	$357,182
Derivatives not designated as hedging instruments:
Interest rate swaps	$2,667,496	$4,230	$14,656
Interest rate caps or floors	2,225,000	4,237	—
Mortgage delivery commitments	20,561	7	237
Total derivatives not designated as hedging instruments:	$4,913,057	$8,474	$14,893
Total derivatives before netting and collateral adjustments	$50,335,091	$67,399	$372,075
Netting adjustments and cash collateral (1)		286,230	(363,409)
Total derivative assets and total derivative liabilities		$353,629	$8,666
Note:
(1) Amounts represent the application of the netting requirements that allow the Bank to settle positive and negative positions, cash collateral including accrued interest held or placed with the same clearing agent and/or counterparties. Cash collateral posted including accrued interest was $453.4 million for June 30, 2025 and $658.4 million for December 31, 2024. Cash collateral received was $21.9 million for June 30, 2025 and $8.8 million for December 31, 2024.

Notes to Unaudited Financial Statements (continued)

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

(in thousands)	Three months ended June 30, 2025
Hedged item type:	Gains/(Losses) on Derivative	Gains/ (Losses) on Hedged Item	Net Interest Settlements	Effect of Derivatives on Net Interest Income	Total Interest Income/ (Expense) Recorded in the Statements of Income
Advances	$(33,772)	$33,863	$26,211	$26,302	$661,021
AFS securities	(83,231)	83,629	35,975	36,373	234,243
Mortgage loans held for portfolio	—	122	—	122	47,950
Consolidated obligations – discount notes	(259)	687	(631)	(204)	(78,127)
Consolidated obligations – bonds	57,614	(57,491)	(56,093)	(55,970)	(862,873)
Total	$(59,648)	$60,810	$5,462	$6,623

(in thousands)	Six months ended June 30, 2025
Hedged item type:	Gains/(Losses) on Derivative	Gains/ (Losses) on Hedged Item	Net Interest Settlements	Effect of Derivatives on Net Interest Income	Total Interest Income/ (Expense) Recorded in the Statements of Income
Advances	$(108,395)	$108,579	$54,287	$54,471	$1,399,384
AFS securities	(222,683)	222,724	70,775	70,816	462,804
Mortgage loans held for portfolio	—	243	—	243	93,873
Consolidated obligations – discount notes	(1,537)	2,750	(221)	992	(187,238)
Consolidated obligations – bonds	144,982	(144,864)	(110,383)	(110,265)	(1,772,284)
Total	$(187,633)	$189,432	$14,458	$16,257

Notes to Unaudited Financial Statements (continued)

(in thousands)	Three months ended June 30, 2024
Hedged item type:	Gains/(Losses) on Derivative	Gains/ (Losses) on Hedged Item	Net Interest Settlements	Effect of Derivatives on Net Interest Income	Total Interest Income/ (Expense) Recorded in the Statements of Income
Advances	$(26,555)	$26,631	$78,816	$78,892	$1,023,486
AFS securities	1,899	(1,982)	53,234	53,151	246,685
Mortgage loans held for portfolio	—	(59)	—	(59)	41,746
Consolidated obligations - discount notes	34	(432)	(1,295)	(1,693)	(151,840)
Consolidated obligations – bonds	74,516	(74,369)	(136,928)	(136,781)	(1,157,326)
Total	$49,894	$(50,211)	$(6,173)	$(6,490)

(in thousands)	Six months ended June 30, 2024
Hedged item type:	Gains/(Losses) on Derivative	Gains/ (Losses) on Hedged Item	Net Interest Settlements	Effect of Derivatives on Net Interest Income	Total Interest Income/ (Expense) Recorded in the Statements of Income
Advances	$62,098	$(61,967)	$166,159	$166,290	$2,088,671
AFS securities	128,446	(128,367)	106,638	106,717	473,814
Mortgage loans held for portfolio	—	(165)	—	(165)	82,413
Consolidated obligations - discount notes	(1,018)	558	(2,728)	(3,188)	(323,071)
Consolidated obligations – bonds	46,208	(45,329)	(290,302)	(289,423)	(2,319,947)
	$235,734	$(235,270)	$(20,233)	$(19,769)

The following table presents the cumulative amount of fair value hedging adjustments and the related carrying amount of the hedged items.

(in thousands)	June 30, 2025
Hedged item type	Amortized Cost of Hedged Asset/Liability (1)	Basis Adjustments for Active Hedge Relationships included in Amortized Cost	Basis Adjustments for Discontinued Hedge Relationships included in Amortized Cost	Total Amount of Fair Value Hedging Basis Adjustments
Advances	$12,578,781	$(45,413)	$(134)	$(45,547)
AFS securities	8,854,708	(160,681)	553	(160,128)
Consolidated obligations – discount notes	2,264,542	55	—	55
Consolidated obligations – bonds	21,836,876	(191,418)	—	(191,418)

(in thousands)	December 31, 2024
Hedged item type	Amortized Cost of Hedged Asset/Liability (1)	Basis Adjustments for Active Hedge Relationships Included in Amortized Cost	Basis Adjustments for Discontinued Hedge Relationships included in Amortized Cost	Total Amount of Fair Value Hedging Basis Adjustments
Advances	$13,682,797	$(153,830)	$(296)	$(154,126)
AFS securities	8,656,149	(383,451)	600	(382,851)
Consolidated obligations – discounted notes	4,637,983	2,806	—	2,806
Consolidated obligations – bonds	17,551,788	(336,283)	—	(336,283)
Note: (1) Includes only the portion of amortized cost representing the hedged items in active or discontinued fair value hedging relationships. Amortized cost includes fair value hedging adjustments.

Notes to Unaudited Financial Statements (continued)
The following table presents net gains (losses) related to derivatives not designated as hedging instruments in noninterest income.

	Three months ended June 30,		Six months ended June 30,
(in thousands)	2025	2024	2025	2024
Derivatives not designated as hedging instruments:
Economic hedges:
Interest rate swaps	$(4,806)	$525	$(14,365)	$5,180
Interest rate caps or floors	(1,792)	(517)	(3,753)	(1,081)
Net interest settlements	1,686	2,955	3,484	5,606
Mortgage delivery commitments	(2,793)	(886)	(4,745)	(1,207)
Other	1	1	—	1
Total net gains (losses) related to derivatives not designated as hedging instruments	$(7,704)	$2,078	$(19,379)	$8,499
Other - price alignment amount on cleared derivatives (1)	(46)	(548)	(238)	(1,151)
Net gains (losses) on derivatives	$(7,750)	$1,530	$(19,617)	$7,348
Note:
(1) This amount is for derivatives for which variation margin is characterized as a daily settled contract.

The Bank had no active cash flow hedging relationships during the first six months of 2025 or 2024.

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

Uncleared derivative transactions executed on or after the September 1, 2022, are subject to two-way initial margin requirements as mandated by the Wall Street Reform and Consumer Protection Act. As of June 30, 2025, the Bank did not exceed initial margin thresholds and was not required to post two-way initial margin. If the Bank’s aggregate uncleared derivative transactions exposure to a counterparty exceeds the threshold, certain investment securities are required to be posted and held at a third-party custodian. The counterparty is entitled to a security interest in those securities which do not change ownership except upon the occurrence of certain events, including an event of default due to bankruptcy, insolvency, or similar proceeding.

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

Notes to Unaudited Financial Statements (continued)

For cleared derivatives, the Clearing House determines initial margin requirements and generally credit ratings are not factored into the determination. However, clearing agents may require additional initial margin to be posted based on credit considerations, including but not limited to credit rating downgrades. The Bank was not required by its clearing agents to post additional initial margin at June 30, 2025.

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

	June 30, 2025
	Derivative Instruments Meeting Netting Requirements
(in thousands)	Gross Recognized Amount	Gross Amounts of Netting Adjustments and Cash Collateral	Net amounts after netting adjustments and cash collateral	Derivative Instruments Not Meeting Netting Requirements (1)	Total Derivative Assets and Total Derivative Liabilities
Derivative assets
Uncleared	$117,073	$(115,952)	$1,121	$72	$1,193
Cleared	868	322,388	323,256	—	323,256
Total derivative assets	$117,941	$206,436	$324,377	$72	$324,449
Derivative liabilities
Uncleared	$226,397	$(209,548)	$16,849	$388	$17,237
Cleared	15,544	(15,544)	—	—	—
Total derivative liabilities	$241,941	$(225,092)	$16,849	$388	$17,237

	December 31, 2024
	Derivative Instruments Meeting Netting Requirements
(in thousands)	Gross Recognized Amount	Gross Amounts of Netting Adjustments and Cash Collateral	Net amounts after netting adjustments and cash collateral	Derivative Instruments Not Meeting Netting Requirements (1)	Total Derivative Assets and Total Derivative Liabilities
Derivative assets
Uncleared	$64,028	$(62,931)	$1,097	$7	$1,104
Cleared	3,364	349,161	352,525	—	352,525
Total derivative assets	$67,392	$286,230	$353,622	$7	$353,629
Derivative liabilities
Uncleared	$370,972	$(362,543)	$8,429	$237	$8,666
Cleared	866	(866)	—	—	—
Total derivative liabilities	$371,838	$(363,409)	$8,429	$237	8,666
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
Although an FHLBank has never paid the principal or interest payments due on a consolidated obligation on behalf of another FHLBank, if one FHLBank is required to make such payments, Finance Agency regulations provide that the paying FHLBank is entitled to reimbursement from the non-complying FHLBank for any payments made on its behalf and other associated costs including interest as determined by the Finance Agency. If the Finance Agency determines that the non-complying FHLBank is unable to satisfy its repayment obligations, then the Finance Agency may allocate the outstanding liabilities of the non-complying FHLBank among the remaining FHLBanks on a pro rata basis in proportion to each FHLBank’s participation in all consolidated obligations outstanding. However, the Finance Agency reserves the right to allocate the outstanding liabilities for the consolidated obligations among the FHLBanks in any other manner it may determine to ensure that the FHLBanks operate in a safe and sound manner. The par amounts of the 11 FHLBanks’ outstanding consolidated obligations were $1,232.1 billion at June 30, 2025 and $1,193.0 billion at December 31, 2024. Additional detailed information regarding consolidated obligations including general terms and interest rate payment terms can be found in Note 9 to the audited financial statements in the Bank’s 2024 Form 10-K.
The following table details interest rate payment terms for the Bank’s consolidated obligation bonds as of June 30, 2025 and December 31, 2024.

(in thousands)	June 30, 2025	December 31, 2024
Par value of consolidated bonds:
Fixed-rate	$30,818,410	$26,415,025
Step-up	1,225,000	1,341,000
Floating-rate	46,326,000	60,539,400
Total par value	$78,369,410	$88,295,425

Notes to Unaudited Financial Statements (continued)
Maturity Terms. The following table presents a summary of the Bank’s consolidated obligation bonds outstanding by year of contractual maturity and weighted-average interest rate at June 30, 2025 and December 31, 2024.

(dollars in thousands)	June 30, 2025		December 31, 2024
Year of Contractual Maturity	Amount	Weighted Average Interest Rate	Amount	Weighted Average Interest Rate
Due in 1 year or less	$60,369,200	4.24%	$69,412,265	4.34%
Due after 1 year through 2 years	7,922,550	2.46	8,746,000	2.14
Due after 2 years through 3 years	3,266,900	3.71	2,462,900	3.38
Due after 3 years through 4 years	1,547,260	3.89	2,484,125	3.64
Due after 4 years through 5 years	1,684,500	4.16	1,905,135	4.41
Thereafter	3,579,000	3.54	3,285,000	3.20
Total par value	$78,369,410	4.00%	$88,295,425	4.03%
Bond premiums	$18,719		$21,576
Bond discounts	(7,973)		(8,766)
Concession fees	(7,087)		(6,848)
Fair value hedging adjustments	(191,418)		(336,283)
Total book value	$78,181,651		$87,965,104

The following table presents the Bank’s consolidated obligation bonds outstanding between noncallable and callable as of June 30, 2025 and December 31, 2024.

(in thousands)	June 30, 2025	December 31, 2024
Noncallable	$49,539,170	$65,083,925
Callable	28,830,240	23,211,500
Total par value	$78,369,410	$88,295,425

The following table presents consolidated obligation bonds outstanding by the earlier of contractual maturity or next call date as of June 30, 2025 and December 31, 2024.

	Year of Contractual Maturity or Next Call Date
(in thousands)	June 30, 2025	December 31, 2024
Due in 1 year or less	$72,455,700	$81,109,765
Due after 1 year through 2 years	2,510,050	3,376,500
Due after 2 years through 3 years	1,630,400	1,007,900
Due after 3 years through 4 years	678,260	1,713,125
Due after 4 years through 5 years	394,000	336,135
Thereafter	701,000	752,000
Total par value	$78,369,410	$88,295,425

Consolidated Obligation Discount Notes. Consolidated obligation discount notes are issued to raise short-term funds. Discount notes are consolidated obligations with original maturities up to one year. These notes are issued at less than their face amount and redeemed at par value when they mature. The following table details the Bank’s consolidated obligation discount notes as of June 30, 2025 and December 31, 2024.

(dollars in thousands)	June 30, 2025	December 31, 2024
Book value	$4,623,179	$11,685,159
Par value	$4,646,651	$11,777,387
Weighted average interest rate (1)	4.28%	4.42%
Note:
(1) Represents yield to maturity excluding concession fees and hedging adjustments.

Notes to Unaudited Financial Statements (continued)
Note 7 – Capital

    The Bank is subject to three capital requirements under its current Capital Plan structure and the Finance Agency rules and regulations: (1) risk-based capital; (2) total regulatory capital; and (3) leverage capital. Regulatory capital does not include AOCI, but does include mandatorily redeemable capital stock. See details regarding these requirements and the Bank’s Capital Plan in Note 11 to the audited financial statements in the Bank’s 2024 Form 10-K. At June 30, 2025, the Bank was in compliance with all regulatory capital requirements.

The Bank has two subclasses of capital stock: B1 membership stock and B2 activity stock. The Bank had $339.0 million in B1 membership stock and $2,592.2 million in B2 activity stock at June 30, 2025. The Bank had $333.0 million in B1 membership stock and $3,228.7 million in B2 activity stock at December 31, 2024.

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

Finance Agency rules limit the ability of the Bank to create member excess stock under certain circumstances. For example, a Bank may not pay dividends in the form of capital stock or issue new excess stock to members if its excess stock exceeds one percent of its total assets or if the issuance of excess stock would cause the Bank’s excess stock to exceed one percent of its total assets. As of June 30, 2025, the Bank’s excess capital stock did not exceed one percent of its total assets.

The following table demonstrates the Bank’s compliance with the regulatory capital requirements at June 30, 2025 and December 31, 2024.

	June 30, 2025		December 31, 2024
(dollars in thousands)	Required	Actual	Required	Actual
Regulatory capital requirements:
RBC	$941,295	$5,122,357	$950,558	$5,671,613
Total capital-to-asset ratio	4.0%	5.7%	4.0%	5.3%
Total regulatory capital	$3,572,770	$5,122,357	$4,277,070	$5,671,613
Leverage ratio	5.0%	8.6%	5.0%	8.0%
Leverage capital	$4,465,963	$7,683,535	$5,346,337	$8,507,419

The Finance Agency has established four capital classifications for the FHLBanks: adequately capitalized, undercapitalized, significantly undercapitalized, and critically undercapitalized. The Bank received final notification from the Finance Agency that it was considered “adequately capitalized” for the quarter ended March 31, 2025. As of the date of this filing, the Bank has not received final notice from the Finance Agency regarding its capital classification for the quarter ended June 30, 2025.

Mandatorily Redeemable Capital Stock. The Bank is a cooperative whose member financial institutions and former members own all of the Bank issued and outstanding capital stock. Shares cannot be purchased or sold except between the Bank and its members at the shares’ par value of $100, in accordance with the Bank’s Capital Plan.

At June 30, 2025 and December 31, 2024, the Bank had $6.2 million and $7.0 million, respectively, in capital stock subject to mandatory redemption with payment subject to a five-year waiting period and the Bank meeting its minimum regulatory capital requirements. The dividends on mandatorily redeemable capital stock recorded as interest expense were $0.1 million and $0.3 million during the three and six months ended June 30, 2025, respectively, and $0.6 million and $1.2 million during the three and six months ended June 30, 2024, respectively.

Notes to Unaudited Financial Statements (continued)
The following table provides the related dollar amounts for activities recorded in mandatorily redeemable capital stock during the six months ended June 30, 2025 and 2024.

	Six months ended June 30,
(in thousands)	2025	2024
Balance, beginning of the period	$7,025	$27,874
Capital stock subject to mandatory redemption reclassified from capital	—	5,820
Redemption/repurchase of mandatorily redeemable capital stock	(794)	(5,942)
Balance, end of the period	$6,231	$27,752

    As of June 30, 2025, the total mandatorily redeemable capital stock reflected the balance for six institutions. Four institutions were merged out of district and are considered to be non-members. Two other institutions have notified the Bank of their intention to voluntarily redeem their capital stock and withdraw from membership. These institutions will continue to be members of the Bank until the withdrawal period is completed.

The following table shows the amount of mandatorily redeemable capital stock by contractual year of redemption at June 30, 2025 and December 31, 2024.

(in thousands)	June 30, 2025	December 31, 2024
Due in 1 year or less	$—	$43
Due after 1 year through 2 years	377	450
Due after 2 years through 3 years	4,686	4,198
Due after 3 years through 4 years	—	1,098
Past contractual redemption date due to activity outstanding	1,168	1,236
Total	$6,231	$7,025

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

Dividends and Retained Earnings. In accordance with the Joint Capital Enhancement Agreement (JCEA), entered into by the Bank, as amended, the Bank allocates on a quarterly basis 20% of its net income to a separate restricted retained earnings (RRE) until the account balance equals at least 1% of the Bank’s average balance of outstanding consolidated obligations for the current quarter. These RRE are not available to pay dividends and are presented separately from other retained earnings on the Statements of Condition. Additionally, the JCEA provides that amounts in restricted retained earnings in excess of 150% of the Bank’s RRE minimum (i.e., one percent of the average balance of outstanding consolidated obligations calculated as of the last day of each calendar quarter) may be released from RRE. At June 30, 2025, retained earnings were $2,184.9 million, including $1,405.7 million of unrestricted retained earnings and $779.2 million of RRE.

Dividends paid by the Bank are subject to Board approval and may be paid in either capital stock or cash; historically, the Bank has paid cash dividends only. The dividend paid to the stockholder is calculated based on the average capital stock owned by the stockholder for the previous quarter.

Notes to Unaudited Financial Statements (continued)

Dividends paid through the second quarter of 2025 and 2024 are presented in the table below.

	Dividend - Annual Yield
	2025		2024
	Membership	Activity	Membership	Activity
February	5.10%	9.00%	5.35%	8.50%
April	4.60%	9.00%	5.60%	8.75%

    In July 2025, the Bank paid a quarterly dividend equal to an annual yield of 4.85% on membership stock and 9.50% on activity stock.

The following table summarizes the changes in AOCI for the three and six months ended June 30, 2025 and 2024.

(in thousands)	Net Unrealized Gains(Losses) on AFS	Pension and Post-Retirement Plans	Total
March 31, 2024	$(19,537)	$367	$(19,170)
Other comprehensive income (loss) before reclassification:
Net unrealized gains (losses)	(14,535)	—	(14,535)
Reclassifications from OCI to net income:
Reclassification adjustment for net gains included in net income	—	—	—
Pension and post-retirement	—	(1,886)	(1,886)
June 30, 2024	$(34,072)	$(1,519)	$(35,591)

March 31, 2025	$1,493	$(1,327)	$166
Other comprehensive income (loss) before reclassification:
Net unrealized gains (losses)	(51,502)	—	(51,502)
Reclassifications from OCI to net income:
Reclassification adjustment for net gains included in net income	—	—	—
Pension and post-retirement	—	(3,550)	(3,550)
June 30, 2025	$(50,009)	$(4,877)	$(54,886)

December 31, 2023	$(72,862)	$374	$(72,488)
Other comprehensive income (loss) before reclassification:
Net unrealized gains (losses)	38,790	—	38,790
Reclassifications from OCI to net income:
Reclassification adjustment for net gains included in net income	—	—	—
Pension and post-retirement	—	(1,893)	(1,893)
June 30, 2024	$(34,072)	$(1,519)	$(35,591)

December 31, 2024	$(29,173)	$(1,347)	$(30,520)
Other comprehensive income (loss) before reclassification:
Net unrealized gains (losses)	(20,419)	—	(20,419)
Reclassifications from OCI to net income:
Reclassification adjustment for net gains included in net income	(417)	—	(417)
Pension and post-retirement	—	(3,530)	(3,530)
June 30, 2025	$(50,009)	$(4,877)	$(54,886)

Notes to Unaudited Financial Statements (continued)
Note 8 – Transactions with Related Parties

The following table includes significant outstanding related party member-activity balances.

(in thousands)	June 30, 2025	December 31, 2024
Advances (1)	$25,927,727	$44,190,541
Letters of credit (2)	18,560,671	19,572,063
MPF loans	272,138	285,175
Deposits	25,887	38,181
Capital stock	1,314,142	2,015,411
Notes:
(1) Amount excludes accrued interest, deferred prepayment fees, and hedging adjustment
(2) Letters of credit are off-balance sheet commitments.

The following table summarizes the effects on the Statements of Income corresponding to the related party member balances above. Amounts related to interest expense on deposits were immaterial for the periods presented.

	Three months ended June 30,		Six months ended June 30,
(in thousands)	2025	2024	2025	2024
Interest income on advances (1)	$380,293	$643,234	$837,551	$1,298,729
Interest income on MPF loans	2,949	2,332	5,972	4,648
Letters of credit fees	5,860	5,842	12,854	11,834
Note:
(1) Interest income on advances includes contractual interest income and prepayment fees. The effect of derivative activities is not included.

The following table summarizes the effect of the MPF activities with FHLBank of Chicago.

	Three months ended June 30,		Six months ended June 30,
(in thousands)	2025	2024	2025	2024
Servicing fee expense	$1,011	$982	$2,007	$1,957

(in thousands)	June 30, 2025	December 31, 2024
Interest-bearing deposits maintained with FHLBank of Chicago	$5,543	$5,263

From time to time, the Bank may borrow from or lend to other FHLBanks on a short-term uncollateralized basis. There were no amounts loaned to and repaid from other FHLBanks during the three and six months ended June 30, 2025 and none during the three and six months ended June 30, 2024. There were no amounts borrowed from and repaid to other FHLBanks during the three and six months ended June 30, 2025 and none during the three and six months ended June 30, 2024.
Subject to mutually agreed upon terms, on occasion, an FHLBank may transfer at fair value its primary debt obligations to another FHLBank. There were no such transfer of debt during the three and six months ended June 30, 2025 and an immaterial amount during the three and six months ended June 30, 2024.

From time to time, a member of one FHLBank may be acquired by a member of another FHLBank. When such an acquisition occurs, the two FHLBanks may agree to transfer at fair value the loans of the acquired member to the FHLBank of the surviving member. The FHLBanks may also agree to the purchase and sale of any related hedging instrument. The Bank had no such activity during the three and six months ended June 30, 2025 and 2024.

    In the ordinary course of business, the Bank may utilize products and services, provided at normal market rates and terms, from its members to support its operations. Additional discussions regarding related party transactions can be found in Note 13 to the audited financial statements in the Bank’s 2024 Form 10-K.

Notes to Unaudited Financial Statements (continued)
Note 9 – Estimated Fair Values

Fair value amounts have been determined by the Bank using available market information and appropriate valuation methods. GAAP defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date (i.e., an exit price). These estimates are based on recent market data and other pertinent information available to the Bank at June 30, 2025 and December 31, 2024. Although the management of the Bank believes that the valuation methods are appropriate and provide a reasonable determination of the fair value of these financial instruments, there are inherent limitations in any valuation technique. Therefore, these fair values are not necessarily equal to the amounts that would be realized in current market transactions, although they do reflect the Bank’s judgment of how a market participant would estimate the fair values.

The carrying value and estimated fair value of the Bank’s financial instruments at June 30, 2025 and December 31, 2024 are presented in the table below.

Fair Value Summary Table
	June 30, 2025
(in thousands)	Carrying Value	Level 1	Level 2	Level 3	Netting Adjustment and Cash Collateral (1)	Estimated Fair Value
Assets:
Cash and due from banks	$19,932	$19,932	$—	$—	$—	$19,932
Interest-bearing deposits	2,695,189	2,695,189	—	—	—	2,695,189
Securities purchased under agreements to resell (2)	2,680,000	—	2,680,001	—	—	2,680,001
Federal funds sold	5,768,000	—	5,767,993	—	—	5,767,993
Trading securities	141,923	—	141,923	—	—	141,923
AFS securities	18,381,817	—	18,274,004	107,813	—	18,381,817
HTM securities	1,278,005	—	1,192,934	31,351	—	1,224,285
Advances	52,487,724	—	52,503,985	—	—	52,503,985
Mortgage loans held for portfolio, net	5,065,897	—	4,590,550	—	—	4,590,550
Accrued interest receivable	365,201	—	365,201	—	—	365,201
Derivative assets	324,449	—	118,013	—	206,436	324,449
Liabilities:
Deposits	$599,888	$—	$599,888	$—	$—	$599,888
Discount notes	4,623,179	—	4,622,365	—	—	4,622,365
Bonds	78,181,651	—	77,717,780	—	—	77,717,780
Mandatorily redeemable capital stock (3)	6,231	6,376	—	—	—	6,376
Accrued interest payable (3)	507,072	—	506,927	—	—	506,927
Derivative liabilities	17,237	—	242,329	—	(225,092)	17,237

Notes to Unaudited Financial Statements (continued)

	December 31, 2024
(in thousands)	Carrying Value	Level 1	Level 2	Level 3	Netting Adjustment and Cash Collateral (1)	Estimated Fair Value
Assets:
Cash and due from banks	$17,340	$17,340	$—	$—	$—	$17,340
Interest-bearing deposits	2,726,628	2,726,628	—	—	—	2,726,628
Securities purchased under agreements to resell (2)	6,280,000	—	6,279,993	—	—	6,279,993
Federal funds sold	2,664,000	—	2,663,996	—	—	2,663,996
Trading securities	149,153	—	149,153	—	—	149,153
AFS securities	18,163,843	—	18,050,348	113,495	—	18,163,843
HTM securities	1,298,808	—	1,184,672	34,720	—	1,219,392
Advances	69,873,233	—	69,888,161	—	—	69,888,161
Mortgage loans held for portfolio, net	4,816,452	—	4,233,555	—	—	4,233,555
Accrued interest receivable	469,154	—	469,154	—	—	469,154
Derivative assets	353,629	—	67,399	—	286,230	353,629
Liabilities:
Deposits	$774,883	$—	$774,883	$—	$—	$774,883
Discount notes	11,685,159	—	11,683,853	—	—	11,683,853
Bonds	87,965,104	—	87,349,924	—	—	87,349,924
Mandatorily redeemable capital stock (3)	7,025	7,568		—	—	7,568
Accrued interest payable (3)	540,958		540,415	—	—	540,415
Derivative liabilities	8,666	—	372,075	—	(363,409)	8,666
Notes:
(1) Amounts represent the application of the netting requirements that allow the Bank to settle positive and negative positions and also cash collateral held and related interest accrued or placed by the Bank with the same clearing agent and/or counterparties.
(2) Based on the fair value of the related collateral held, the securities purchased under agreements to resell were fully collateralized for the periods presented. There were no offsetting liabilities related to these securities at June 30, 2025 and December 31, 2024. These instruments’ maturity term is overnight.
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

Notes to Unaudited Financial Statements (continued)
Summary of Valuation Methodologies and Primary Inputs

A description of the valuation methodologies and primary inputs is disclosed in Note 14 - Estimated Fair Values in the Bank’s 2024 Form 10-K. There were no significant changes in these valuation methodologies and primary inputs during the six months ended June 30, 2025.

Fair Value Measurements. The following tables present, for each hierarchy level, the Bank’s assets and liabilities that are measured at fair value on a recurring or non-recurring basis on its Statements of Condition at June 30, 2025 and December 31, 2024. The Bank measures certain mortgage loans held for portfolio at fair value when a charge-off is recognized and subsequently when the fair value of collateral less costs to sell is lower than the carrying amount. Real estate owned is measured using fair value when the assets' fair value less costs to sell is lower than the carrying amount.

	June 30, 2025
(in thousands)	Level 1	Level 2	Level 3	Netting Adjustment and Cash Collateral (1)	Total
Recurring fair value measurements - Assets
Trading securities:
Non MBS:
GSE obligations	$—	$141,923	$—	$—	$141,923
Total trading securities	$—	$141,923	$—	$—	$141,923
AFS securities:
Non MBS:
U.S. Treasury obligations	$—	$3,922,969	$—	$—	$3,922,969
GSE and TVA obligations	—	858,145	—	—	858,145
State or local agency obligations	—	167,215	—	—	167,215
MBS:
U.S. obligations single-family	—	1,484,516	—	—	1,484,516
GSE single-family	—	5,172,499	—	—	5,172,499
GSE multifamily	—	6,668,660	—	—	6,668,660
Private label	—	—	107,813	—	107,813
Total AFS securities	$—	$18,274,004	$107,813	$—	$18,381,817
Derivative assets:
Interest rate related	$—	$117,941	$—	$206,436	$324,377
Mortgage delivery commitments	—	72	—	—	72
Total derivative assets	—	118,013	—	206,436	324,449
Total recurring assets at fair value	$—	$18,533,940	$107,813	$206,436	$18,848,189
Recurring fair value measurements - Liabilities
Derivative liabilities:
Interest rate related	$—	$241,941	$—	$(225,092)	$16,849
Mortgage delivery commitments	—	388	—	—	388
Total recurring liabilities at fair value	$—	$242,329	$—	$(225,092)	$17,237
Non-recurring fair value measurements - Assets
Impaired mortgage loans held for portfolio	$—	$—	$5,255	$—	$5,255
REO	—	—	94	—	94
Total non-recurring assets at fair value	$—	$—	$5,349	$—	$5,349

Notes to Unaudited Financial Statements (continued)

	December 31, 2024
(in thousands)	Level 1	Level 2	Level 3	Netting Adjustment and Cash Collateral (1)	Total
Recurring fair value measurements - Assets
Trading securities:
Non MBS:
GSE obligations	$—	$149,153	$—	$—	$149,153
Total trading securities	$—	$149,153	$—	$—	$149,153
AFS securities:
Non MBS:
U.S. Treasury obligations	$—	$4,112,955	$—	$—	$4,112,955
GSE and TVA obligations	—	907,124	—	—	907,124
State or local agency obligations	—	169,336	—	—	169,336
MBS:
U.S. obligations single-family	—	1,712,384	—	—	1,712,384
GSE single-family	—	4,597,885	—	—	4,597,885
GSE multifamily	—	6,550,664	—	—	6,550,664
Private label	—	—	113,495	—	113,495
Total AFS securities	$—	$18,050,348	$113,495	$—	$18,163,843
Derivative assets:
Interest rate related	$—	$67,392	$—	$286,230	$353,622
Mortgage delivery commitments	—	7	—	—	7
Total derivative assets	$—	$67,399	$—	$286,230	$353,629
Total recurring assets at fair value	$—	$18,266,900	$113,495	$286,230	$18,666,625
Recurring fair value measurements - Liabilities
Derivative liabilities:
Interest rate related	$—	$371,838	$—	$(363,409)	$8,429
Mortgage delivery commitments	—	237	—	—	237
Total recurring liabilities at fair value	$—	$372,075	$—	$(363,409)	$8,666
Non-recurring fair value measurements - Assets
Impaired mortgage loans held for portfolio	$—	$—	$8,090	$—	$8,090
REO	—	—	312	—	312
Total non-recurring assets at fair value	$—	$—	$8,402	$—	$8,402
Note:
(1) Amounts represent the application of the netting requirements that allow the Bank to settle positive and negative positions and also cash collateral and related accrued interest held or placed by the Bank with the same clearing agent and/or counterparties.

Notes to Unaudited Financial Statements (continued)
Level 3 Disclosures for all Assets and Liabilities That Are Measured at Fair Value on a Recurring Basis. The following table presents a reconciliation of all assets and liabilities that are measured at fair value on the Statements of Condition using significant unobservable inputs (Level 3) for the six months ended June 30, 2025 and 2024. For instruments carried at fair value, the Bank reviews the fair value hierarchy classifications each quarter. Changes in the observability of the valuation attributes may result in a reclassification of certain financial assets or liabilities. Such reclassifications are reported as transfers in/out at fair value in the quarter in which the changes occur. There were no Level 3 transfers during the first six months of 2025 or 2024.

	AFS Private Label MBS
	Three months ended June 30,		Six months ended June 30,
(in thousands)	2025	2024	2025	2024
Balance, beginning of period	$111,876	$121,625	$113,495	$125,808
Total gains (losses) (realized/unrealized) included in:
(Provision) reversal for credit losses	(708)	(716)	(1,493)	(1,950)
Accretion of credit losses in interest income	690	1,485	1,880	2,883
Net unrealized gains (losses) on AFS in OCI	(947)	(992)	(997)	(2,275)
Settlements:
Settlements	(3,098)	(4,420)	(5,072)	(7,484)
Balance, end of period	$107,813	$116,982	$107,813	$116,982
Total amount of gains for the periods presented included in earnings attributable to the change in unrealized gains (losses) relating to assets and liabilities still held at June 30	$(18)	$769	$387	$933
Change in unrealized gains (losses) for the period included in other comprehensive income (loss) for assets held at June 30	$(947)	$(992)	$(997)	$(2,275)

Notes to Unaudited Financial Statements (continued)
Note 10 – Commitments and Contingencies

The following table presents the Bank’s various off-balance sheet commitments which are described in detail below. The Bank deemed it unnecessary to record any liabilities for credit losses on these commitments at June 30, 2025 and December 31, 2024, based on the Bank’s credit extension and collateral policies.

(in thousands)	June 30, 2025			December 31, 2024
Notional amount	Expiration Date Within One Year	Expiration Date After One Year	Total	Total
Standby letters of credit outstanding (1) (2)	$28,134,891	$—	$28,134,891	$29,560,531
Commitments to purchase mortgage loans	40,155	—	40,155	20,561
Unsettled consolidated obligation discount notes, at par	—	—	—	45,000
Unsettled consolidated obligation bonds, at par	1,472,000	—	1,472,000	642,000
Notes:
(1) Excludes approved requests to issue future standby letters of credit of $124.2 million at June 30, 2025 and $177.0 million at December 31, 2024.
(2) Letters of credit in the amount of $7.2 billion at June 30, 2025 and $7.5 billion at December 31, 2024, have renewal language that permits the letter of credit to be renewed for an additional period with a maximum renewal period of approximately five years.

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

    Unearned fees related to standby letters of credit are recorded in other liabilities and had a balance of $5.3 million at June 30, 2025 and $5.8 million at December 31, 2024.

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

The Bank does not have any legally binding or unconditional unused lines of credit for advances at June 30, 2025 or December 31, 2024. However, within the Bank’s Rollover (weekly/monthly) advance product, there were conditional lines of credit outstanding of $11.4 billion at June 30, 2025 and $11.6 billion at December 31, 2024.

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

Item 3: Quantitative and Qualitative Disclosures about Market Risk

See the Risk Management section in Part I, Item 2. Management’s Discussion and Analysis in this Form 10-Q.

Item 4: Controls and Procedures

Disclosure Controls and Procedures

Under the supervision and with the participation of the Bank’s management, including the chief executive officer and chief financial officer (principal financial officer), the Bank conducted an evaluation of its disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the 1934 Act). Based on this evaluation, the Bank’s chief executive officer and chief financial officer (principal financial officer) concluded that the Bank’s disclosure controls and procedures were effective as of June 30, 2025.

Management's Report on Internal Control Over Financial Reporting

There have been no changes in internal control over financial reporting that occurred during the second quarter of 2025 that have materially affected, or are reasonably likely to materially affect, the Bank’s internal control over financial reporting.

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

Date: August 5, 2025