Form 10-Q
period 2025-09-30
Federal Home Loan Bank of Pittsburgh
filed 2025-11-04
CIK 1330399

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2025
or
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

There were 23,340,122 shares of common stock with a par value of $100 per share outstanding at October 31, 2025.

FEDERAL HOME LOAN BANK OF PITTSBURGH

i

PART I - FINANCIAL INFORMATION

Item 2: Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Information

This Form 10-Q includes “forward-looking statements”. Such statements may include descriptions of the objectives, projections, estimates, or predictions of the future of the Federal Home Loan Bank of Pittsburgh (the Bank). Such statements do not relate strictly to historical or current facts. They often use words such as “anticipate,” “believe,” “could,” “estimate,” “expect,” “intend,” “may,” “should,” “will,” “likely,” and similar expressions.

Forward-looking statements involve risks and uncertainties, and as such, actual results could differ materially from those that the statements express or imply due to factors such as:
▪economic and market conditions, including, but not limited to, conditions in real estate, credit and mortgage markets;
▪volatility of market prices, rates, and indices related to financial instruments;
▪natural or man-made disasters, pandemics, climate change, conflicts or terrorist attacks or other geopolitical events, such as ongoing hostilities between Russia and Ukraine and in the Middle East;
▪political uncertainties related to global trade policies, supply chain disruptions and tariff tensions;
▪executive, legislative, regulatory, and judicial events and actions that affect the Bank, its members, counterparties, other Federal Home Loan Banks (FHLBanks) or investors in FHLBank debt;
▪risks related to the Bank’s investments, including investments in mortgage-backed securities (MBS);
▪changes in the assumptions used to estimate credit losses;
▪changes in the Bank’s ability to introduce new products and services to meet market demand;
▪changes in the Bank’s: credit rating, capital structure, capital requirements, membership composition, membership’s demand for advances and other products, and competitive environment;
▪changes in expectations regarding the Bank’s payment of dividends;
▪increases in advances prepayments;
▪changes in investor demand for FHLBank debt or in the ratings of FHLBank System debt;
▪the Bank’s ability to enter financial instruments to meet its investment, balance sheet and risk management goals;
▪disruptions in the capital markets;
▪the ability of each of the other FHLBanks to repay the principal and interest on consolidated obligations for which it is the primary obligor and with respect to which the Bank has joint and several liability; and
▪technology and cybersecurity risks (including cybersecurity risk driven by artificial intelligence).

Readers of this report should not rely solely on the forward-looking statements and should consider all risks and uncertainties addressed throughout this report, as well as those discussed in the Bank’s 2024 Form 10-K filed with the Securities and Exchange Commission (the SEC) on March 5, 2025 (2024 Form 10-K), including Risk Factors included in Part I, Item 1A of that report. Information on the Bank’s website referred to in this Form 10-Q is not incorporated in, or a part of, this Form 10-Q. Forward-looking statements in this Form 10-Q should not be relied on as representing the Bank’s expectations or assumptions as of any time subsequent to the time this Form 10-Q is filed with the SEC. Forward-looking statements speak only as of the date made, and the Bank has no obligation, and does not undertake publicly, to update or revise any forward-looking statement for any reason.

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

The Federal Reserve reduced the federal funds target range from 4.25-4.50% to 4.00-4.25% at its September meeting and from 4.00-4.25% to 3.75-4.00% at its October meeting, reflective of the Federal Reserve’s judgment that “downside risks to employment rose in recent months” even though “[i]nflation has moved up since earlier in the year and remains somewhat elevated.” These policy adjustments have led to a steeper U.S. Treasury yield curve since the end of the second quarter of 2025. Short-term yields declined as investors priced in the realized September and October rate cuts. In contrast, the extent of the decline in longer-term yields was more limited due to inflation and fiscal concerns. Despite economic uncertainty, long-term FHLBank debt spreads to U.S. Treasuries narrowed during the third quarter.

In addition to the interest rate environment, management notes the continuing shutdown of the U.S. Federal government, which commenced on October 1, 2025. It remains unknown what impact, if any, the ongoing Federal government shutdown will have on broad economic activity, including economic growth and labor market conditions. For additional discussion of the risks that may result from the shutdown, refer to Item 1A. Risk Factors – Business Risk in the Bank’s 2024 Form 10-K.

Results of Operations. The Bank’s net income for the third quarter of 2025 totaled $97.1 million, compared to $134.4 million for the third quarter of 2024. The $37.3 million decrease was driven primarily by lower net interest income, offset by an increase in noninterest income. The decrease in interest income was the result of lower average advances and lower short-term interest rates. The increase in noninterest income was due primarily to valuation changes in the Bank’s derivative portfolios resulting from interest rate volatility. The net interest margin was 68 basis points in the third quarter of 2025 and 69 basis points in the third quarter of 2024.

For the nine months ended September 30, 2025, the Bank’s net income totaled $328.9 million, compared to $437.6 million for the same prior-year period. The $108.7 million decrease was driven by lower net interest income and lower noninterest income. The decrease in interest income was the result of lower average advances and lower short-term interest rates. The decrease in noninterest income was due primarily to valuation changes in the Bank’s derivative portfolios resulting from interest rate volatility. The net interest margin was 69 basis points for the first nine months of 2025 and 71 basis points for the first nine months of 2024.

Statutory AHP assessments were $10.8 million as a result of third quarter 2025 earnings, compared to $15.0 million in the same three month prior-year period. Statutory AHP assessments were $36.6 million as a result of third quarter 2025 earnings, compared to $48.8 million in the same nine month prior-year period.

In addition to statutory Affordable Housing Program (AHP) assessments under the Federal Home Loan Bank Act (FHLBank Act), the Bank expects to continue to make voluntary contributions of at least 5% of the prior year’s pre-assessment net income to voluntary community investment products, a committed target of $35.3 million for 2025. In addition, FHLBank will continue to make a supplemental voluntary contribution to AHP to increase the pool of available AHP funds to the amount that would have been statutorily required, absent FHLBank’s voluntary contributions. For additional information on the Bank’s Community Investment Products, refer to Community Investment Products in Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations of the Bank’s 2024 Form 10-K.

Financial Condition. Advances. Advances totaled $42.2 billion at September 30, 2025 a decrease of $27.7 billion compared to $69.9 billion at December 31, 2024. In addition, the par value of advances that had a remaining maturity of more than one year increased to 37% at September 30, 2025 compared to 27% at December 31, 2024. Member demand for advances continues to be driven by members’ liquidity management practices, which are influenced by their loan demand, deposit balances and investment activities. Although advance levels decreased, it is not uncommon for FHLBank to experience fluctuations in the overall advance portfolio driven by changes in member needs.

The ability to grow and/or maintain the advance portfolio is affected by, among other things, the following: (1) the liquidity demands of the Bank’s borrowers; (2) the composition of the Bank’s membership; (3) members’ regulatory requirements; (4) current and future credit market conditions; (5) housing market trends; (6) the shape of the yield curve; and (7) advance pricing.

Liquidity Investments. The Bank maintains liquidity to meet member borrowing needs and regulatory standards. The liquidity investment portfolio is comprised of cash, interest-bearing deposits, Federal funds sold, securities purchased under agreements to resell, and U.S. Treasury obligations classified as trading or available-for-sale (AFS). At September 30, 2025, the Bank held $14.6 billion of liquid assets compared to $15.8 billion at December 31, 2024. Liquid assets decreased due to routine portfolio management practices.

Investments. The Bank’s investment portfolio, excluding those investments included in the liquidity portfolio, is comprised of trading, AFS and held-to-maturity (HTM) investments. The investments are subject to the Bank’s risk guidelines and certain other requirements, such as yield. The Bank’s investment portfolio remained relatively flat at $15.2 billion at September 30, 2025 compared to $15.5 billion at December 31, 2024. During the first nine months of 2025, the MBS portfolio remained relatively flat since the Bank curtailed MBS purchases once the portfolio reached the regulatory limit relative to equity, as advance balances declined.

Consolidated Obligations. The Bank’s consolidated obligations totaled $71.9 billion at September 30, 2025, a decrease of $27.8 billion from December 31, 2024. At September 30, 2025, bonds represented 83% of the Bank’s consolidated obligations, compared with 88% at December 31, 2024. Discount notes represented 17% of the Bank’s consolidated obligations at September 30, 2025 compared with 12% at year-end 2024. The overall decrease in consolidated obligations outstanding is consistent with the decrease in advance balances. The funding mix shifted towards fixed-rate callable bonds and discount notes that replaced maturing floating-rate bonds as the Bank took advantage of favorable funding spreads.

Capital Position and Regulatory Requirements. Total capital at September 30, 2025 was $4.7 billion, compared to $5.6 billion at December 31, 2024. Total capital decreased due to decreased capital stock as a result of lower advances. Total retained earnings at September 30, 2025 were $2.2 billion, compared with $2.1 billion at December 31, 2024. Accumulated other comprehensive income (loss) (AOCI) was $(16.5) million at September 30, 2025, compared with $(30.5) million at December 31, 2024. The change was driven by increases in the fair values of securities within the AFS portfolio.

In October 2025, the Bank paid quarterly dividends of 9.50% annualized on activity stock and 4.85% annualized on membership stock. These dividends are calculated on stockholders’ average balances for the third quarter of 2025. For additional information on quarterly dividends, see Note 7 - Capital in this Form 10-Q.

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

The Bank met all of its capital requirements as of September 30, 2025, and in the Federal Housing Finance Agency’s (Finance Agency) most recent determination, as of June 30, 2025, the Bank was deemed “adequately capitalized”.

Earnings Performance

    The following is the Bank’s earnings performance for the three and nine months ended September 30, 2025, which should be read in conjunction with the Bank’s unaudited interim financial statements included in this Form 10-Q as well as the audited financial statements included in Item 8. Financial Statements and Supplementary Data in the Bank’s 2024 Form 10-K.

Net Interest Income

Average Balances and Interest Yields/Rates Paid. The following table summarizes the average balances, yields or rates paid, and net interest margin on interest-earning assets and interest-bearing liabilities for the three and nine months ended September 30, 2025 and 2024.

	Three months ended September 30,
	2025			2024
(dollars in millions)	Average Balance	Interest Income/ Expense	Avg. Yield/ Rate (%)	Average Balance	Interest Income/ Expense	Avg. Yield/ Rate (%)
Assets:
Securities purchased under agreements to resell	$2,478.9	$27.2	4.35	$8,365.8	$112.2	5.33
Federal funds sold	9,845.9	107.9	4.35	3,323.9	44.6	5.34
Interest-bearing deposits (1)	2,999.9	33.6	4.44	3,788.8	51.9	5.45
Investment securities (2)	19,485.6	244.6	4.98	19,032.2	276.6	5.78
Advances (3)	44,053.8	534.4	4.81	73,530.7	1,058.7	5.73
Mortgage loans held for portfolio (4)	5,152.5	51.1	3.94	4,754.2	42.5	3.56
Total interest-earning assets	84,016.6	998.8	4.72	112,795.6	1,586.5	5.60
Other assets	880.0			1,423.8
Total assets	$84,896.6			$114,219.4
Liabilities and capital:
Deposits (1)	$683.9	$7.3	4.27	$659.3	$8.7	5.26
Consolidated obligation discount notes	7,284.1	79.4	4.32	10,766.4	143.3	5.29
Consolidated obligation bonds	70,868.8	767.0	4.29	95,097.1	1,238.6	5.18
Other borrowings	6.4	0.1	9.03	27.7	0.6	8.93
Total interest-bearing liabilities	78,843.2	853.8	4.30	106,550.5	1,391.2	5.19
Other liabilities	1,320.0			1,983.1
Total capital	4,733.4			5,685.8
Total liabilities and capital	$84,896.6			$114,219.4
Net interest spread			0.42			0.41
Impact of noninterest-bearing funds			0.26			0.28
Net interest income/net interest margin (5)		$145.0	0.68		$195.3	0.69
Notes:
(1) Average balances of deposits (assets and liabilities) include cash collateral received from/paid to counterparties which is reflected in the Statements of Condition as derivative assets/liabilities.
(2) Investment securities include trading, AFS and HTM securities. The average balances of AFS and HTM are reflected at amortized cost.
(3) Interest on advances includes prepayment fees, net of $0.7 million and $0.1 million in 2025 and 2024, respectively.
(4) Nonaccrual mortgage loans are included in average balances in determining the average rate.
(5) Net interest margin is net interest income before provision (reversal) for credit losses as a percentage of average interest-earning assets.

	Nine months ended September 30,
	2025			2024
(dollars in millions)	Average Balance	Interest Income/ Expense	Avg. Yield/ Rate (%)	Average Balance	Interest Income/ Expense	Avg. Yield/ Rate (%)
Assets:
Securities purchased under agreements to resell	$4,042.9	$131.3	4.34	$7,652.8	$307.7	5.37
Federal funds sold	7,852.1	256.5	4.37	3,118.6	125.7	5.38
Interest-bearing deposits (1)	3,310.0	109.2	4.41	3,768.1	154.6	5.48
Investment securities (2)	19,651.1	736.9	5.01	17,906.3	781.4	5.83
Advances (3)	53,716.9	1,933.8	4.81	73,016.1	3,147.4	5.76
Mortgage loans held for portfolio (4)	5,005.1	145.0	3.87	4,736.7	124.9	3.52
Total interest-earning assets	93,578.1	3,312.7	4.73	110,198.6	4,641.7	5.63
Other assets	1,062.2			1,482.9
Total assets	$94,640.3			$111,681.5
Liabilities and capital:
Deposits (1)	$666.5	$21.4	4.29	$675.9	$26.9	5.32
Consolidated obligation discount notes	8,251.8	266.6	4.32	11,661.4	466.3	5.34
Consolidated obligation bonds	79,081.8	2,539.3	4.29	91,435.1	3,558.6	5.20
Other borrowings	6.4	0.4	8.96	27.8	1.8	8.85
Total interest-bearing liabilities	88,006.5	2,827.7	4.30	103,800.2	4,053.6	5.22
Other liabilities	1,549.2			2,299.2
Total capital	5,084.6			5,582.1
Total liabilities and capital	$94,640.3			$111,681.5
Net interest spread			0.43			0.41
Impact of noninterest-bearing funds			0.26			0.30
Net interest income/net interest margin (5)		$485.0	0.69		$588.1	0.71
Notes:
(1) Average balances of deposits (assets and liabilities) include cash collateral received from/paid to counterparties which is reflected in the Statements of Condition as derivative assets/liabilities.
(2) Investment securities include trading, AFS and HTM securities. The average balances of AFS and HTM are reflected at amortized cost.
(3) Interest on advances includes prepayment fees, net of $1.5 million and $6.6 million in 2025 and 2024, respectively.
(4) Nonaccrual mortgage loans are included in average balances in determining the average rate.
(5) Net interest margin is net interest income before provision (reversal) for credit losses as a percentage of average interest-earning assets.

The Bank’s business model is intended to protect the net interest spread earned by the Bank and withstand fluctuations in both the level of interest rates and volume of business. Net interest spread increased in the third quarter of 2025 to 42 basis points compared to 41 basis points over the same prior year period. Net interest spread increased in the first nine months of 2025 to 43 basis points compared to 41 basis points over the same prior year period. In both comparisons the change was due to balance sheet composition. Relatively lower net spread advances now make up a smaller portion of total assets.

Net interest margin decreased to 68 basis points for the third quarter of 2025, compared to 69 basis points in the third quarter of 2024. The Bank’s net interest margin decreased by 2 basis points to 69 basis points during the first nine months of 2025, compared to 71 basis points during first nine months of 2024. The decrease in both periods was due to a reduction in earnings on capital from lower short-term interest rates.

Rate/Volume Analysis. Changes in both volume and interest rates influence changes in net interest income and net interest margin. The following table summarizes changes in interest income and interest expense between the three and nine months ended September 30, 2025 and 2024.

	Increase (Decrease) in Interest Income/Expense Due to Changes in Rate/Volume 2025 compared to 2024
	Three months ended September 30,			Nine months ended September 30,
(in millions)	Volume (1) (3)	Rate (2) (3)	Total	Volume (1) (3)	Rate (2) (3)	Total
Securities purchased under agreements to resell	$(67.3)	$(17.7)	$(85.0)	$(125.5)	$(50.9)	$(176.4)
Federal funds sold	73.0	(9.7)	63.3	158.5	(27.7)	130.8
Interest-bearing deposits	(9.7)	(8.6)	(18.3)	(17.4)	(28.0)	(45.4)
Investment securities	6.6	(38.6)	(32.0)	71.4	(115.9)	(44.5)
Advances	(374.6)	(149.7)	(524.3)	(749.0)	(464.6)	(1,213.6)
Mortgage loans held for portfolio	3.8	4.8	8.6	7.3	12.8	20.1
Total interest-earning assets	$(368.2)	$(219.5)	$(587.7)	$(654.7)	$(674.3)	$(1,329.0)

Deposits	$0.3	$(1.7)	$(1.4)	$(0.4)	$(5.1)	$(5.5)
Consolidated obligation discount notes	(40.7)	(23.2)	(63.9)	(120.8)	(78.9)	(199.7)
Consolidated obligation bonds	(281.7)	(189.9)	(471.6)	(445.5)	(573.8)	(1,019.3)
Other borrowings	(0.5)	—	(0.5)	(1.4)	—	(1.4)
Total interest-bearing liabilities	$(322.6)	$(214.8)	$(537.4)	$(568.1)	$(657.8)	$(1,225.9)
Total increase (decrease) in net interest income	$(45.6)	$(4.7)	$(50.3)	$(86.6)	$(16.5)	$(103.1)
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

Interest income decreased in the quarter over quarter comparison. The decrease was driven by lower average advances and lower yields due to a decrease in short-term interest rates.

Interest expense decreased in the quarter-over-quarter comparison. The decrease was driven by lower average consolidated obligations and lower rates paid on consolidated obligations due to decreases in short-term interest rates.

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

Advance Prepayment Fees. The Bank charges a borrower a prepayment fee when the borrower elects to prepay an advance, which makes the Bank financially indifferent to a borrower’s decision to prepay an advance. The Bank records prepayment fees net of basis adjustments, if applicable, which are primarily related to hedging activities included in the carrying value of the advance, as interest income on advances on the Statements of Income. The following table summarizes the advance prepayment fees for the three and nine months ended September 30, 2025 and 2024.

	Three months ended September 30,		Nine months ended September 30,
(in millions)	2025	2024	2025	2024
Gross amount of prepayment fees received from advance borrowers	$0.9	$0.1	$1.3	$1.3
Hedging fair value adjustments	(0.2)	—	0.2	5.3
Total advance prepayment fees, net	$0.7	$0.1	$1.5	$6.6

    Derivative Effects on Net Interest Income. The following tables quantify the effects of the Bank’s derivative activities on net interest income for the three and nine months ended September 30, 2025 and 2024.

Three months ended September 30, 2025
(in millions)	Advances	Investments	Mortgage Loans	Bonds	Discount Notes	Total
Amortization/accretion of hedging activities in net interest income	$—	$—	$0.3	$—	$—	$0.3
Gains (losses) on designated fair value hedges	—	(0.1)	—	(0.2)	(0.9)	(1.2)
Other - price alignment amount on cleared derivatives	(0.7)	(2.0)	—	(0.1)	—	(2.8)
Net interest settlements included in net interest income	25.6	39.4	—	(58.0)	(1.2)	5.8
Total effect on net interest income	$24.9	$37.3	$0.3	$(58.3)	$(2.1)	$2.1

Nine months ended September 30, 2025
(in millions)	Advances	Investments	Mortgage Loans	Bonds	Discount Notes	Total
Amortization/accretion of hedging activities in net interest income	$0.2	$(0.1)	$0.5	$—	$—	$0.6
Gains (losses) on designated fair value hedges	—	—	—	(0.1)	0.3	0.2
Other - price alignment amount on cleared derivatives	(3.1)	(8.6)	—	(0.4)	—	(12.1)
Net interest settlements included in net interest income	82.3	116.8	—	(168.1)	(1.4)	29.6
Total effect on net interest income	$79.4	$108.1	$0.5	$(168.6)	$(1.1)	$18.3

Three months ended September 30, 2024
(in millions)	Advances	Investments	Mortgage Loans	Bonds	Discount Notes	Total
Amortization/accretion of hedging activities in net interest income	$0.1	$—	$(0.1)	$—	$—	$—
Gains (losses) on designated fair value hedges	—	(2.9)	—	—	0.2	(2.7)
Other - price alignment amount on cleared derivatives	(2.3)	(4.1)	—	(0.5)	—	(6.9)
Net interest settlements included in net interest income	77.2	61.0	—	(123.8)	(1.0)	13.4
Total effect on net interest income	$75.0	$54.0	$(0.1)	$(124.3)	$(0.8)	$3.8

Nine months ended September 30, 2024
(in millions)	Advances	Investments	Mortgage Loans	Bonds	Discount Notes	Total
Amortization/accretion of hedging activities in net interest income	$0.2	$(0.1)	$(0.3)	$—	$—	$(0.2)
Gains (losses) on designated fair value hedges	—	(2.8)	—	0.8	(0.3)	(2.3)
Other - price alignment amount on cleared derivatives	(11.4)	(16.8)	—	(0.4)	0.1	(28.5)
Net interest settlements included in net interest income	252.5	180.4	—	(414.1)	(3.8)	15.0
Total effect on net interest income	$241.3	$160.7	$(0.3)	$(413.7)	$(4.0)	$(16.0)

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

Provision (Reversal) for Credit Losses. The provision for credit losses in the third quarter of 2025 was $0.4 million compared with a reversal of $(0.8) million in the third quarter of 2024. The provision for credit losses was $1.9 million and $1.1 million for the nine months ended September 30, 2025 and September 30, 2024, respectively. The provisions for the third quarter of 2025 and the nine months ended September 30, 2025 and September 30, 2024 were driven by private label MBS classified as AFS primarily due to slower prepayment speeds and declines in market values on certain securities. The reversal in the third quarter of 2024 was driven by higher market values on the Bank's private label MBS classified as AFS.

Noninterest Income

	Three months ended September 30,		Nine months ended September 30,
(in millions)	2025	2024	2025	2024
Net gains (losses) on investment securities	$0.6	$4.3	$3.7	$3.3
Net gains (losses) on derivatives	(6.3)	(17.9)	(25.9)	(10.6)
Standby letters of credit fees	8.6	8.8	26.2	25.7
Other, net	0.9	1.1	1.2	3.3
Total noninterest income (loss)	$3.8	$(3.7)	$5.2	$21.7

The changes in the Bank’s total noninterest income for the three and nine months ended September 30, 2025 compared to the same prior year period were due primarily to valuation changes in the Bank’s derivative portfolios resulting from interest rate volatility.

Derivatives and Hedging Activities. For additional information on the Bank’s derivative transactions, see Note 7 - Derivatives and Hedging Activities in the Bank’s 2024 Form 10-K. The following tables detail the net effect of economic derivatives on noninterest income for the three and nine months ended September 30, 2025 and 2024. For information on derivatives utilizing hedge accounting reported in net interest income, see Derivative Effects on Net Interest Income within the Earnings Performance - Net Interest Income section of this Form 10-Q.

	Three months ended September 30, 2025
(in millions)	Advances	Investments	Mortgage Loans	Bonds	Discount Notes	Other	Total
Net gains (losses) on derivatives:
Gains (losses) on derivatives not receiving hedge accounting, including net interest settlements	$—	$(0.7)	$(4.5)	$(1.2)	$0.1	$—	$(6.3)
Other - price alignment amount on cleared derivatives	—	—	—	—	—	—	—
Total net gains (losses) on derivatives	$—	$(0.7)	$(4.5)	$(1.2)	$0.1	$—	$(6.3)

	Nine months ended September 30, 2025
(in millions)	Advances	Investments	Mortgage Loans	Bonds	Discount Notes	Other	Total
Net gains (losses) on derivatives:
Gains (losses) on derivatives not receiving hedge accounting, including net interest settlements	$(1.3)	$(11.0)	$(20.2)	$6.7	$0.1	$—	$(25.7)
Other - price alignment amount on cleared derivatives	—	—	—	—	—	(0.2)	(0.2)
Total net gains (losses) on derivatives	$(1.3)	$(11.0)	$(20.2)	$6.7	$0.1	$(0.2)	$(25.9)

	Three months ended September 30, 2024
(in millions)	Advances	Investments	Mortgage Loans	Bonds	Discount Notes	Other	Total
Net gains (losses) on derivatives:
Gains (losses) on derivatives not receiving hedge accounting, including net interest settlements	$(9.5)	$(10.4)	$(15.5)	$17.6	$—	$—	$(17.8)
Other - price alignment amount on cleared derivatives	—	—	—	—	—	(0.1)	(0.1)
Total net gains (losses) on derivatives	$(9.5)	$(10.4)	$(15.5)	$17.6	$—	$(0.1)	$(17.9)

	Nine months ended September 30, 2024
(in millions)	Advances	Investments	Mortgage Loans	Bonds	Discount Notes	Other	Total
Net gains (losses) on derivatives:
Gains (losses) on derivatives not receiving hedge accounting, including net interest settlements	$2.3	$(1.2)	$(9.2)	$(1.2)	$—	$—	$(9.3)
Other - price alignment amount on cleared derivatives	—	—	—	—	—	(1.3)	(1.3)
Total net gains (losses) on derivatives	$2.3	$(1.2)	$(9.2)	$(1.2)	$—	$(1.3)	$(10.6)

Derivatives not receiving hedge accounting. For derivatives not receiving hedge accounting (i.e., economic hedges and mortgage delivery commitments), the Bank includes the net interest settlements and the fair value changes in the Net gains (losses) on derivatives financial statement line item. For economic hedges, the Bank recorded net losses of $6.3 million in the third quarter of 2025 compared to net losses of $17.8 million for the third quarter of 2024. The net losses observed for the third quarter of 2025 were primarily driven by a decline in the market value of the Bank's asset swaps, partially offset by gains on liability swaps, resulting from a slight decrease in mid- and long-term rates in the third quarter 2025, in contrast to a larger decrease in rates in the same prior year period. For the nine months ended September 30, 2025, the Bank recorded net losses of $25.7 million compared to net losses of $9.3 million for the nine months ended September 30, 2024. The year-to-date losses were similarly driven by a decline in asset swap valuations, partially offset by gains on liability swaps, due to decreases in mid- and long- term rates in 2025 as well as an increase in the total size of the portfolio. The total notional amount of economic hedges, which includes mortgage delivery commitments, was $7.0 billion at September 30, 2025 and $4.9 billion at December 31, 2024.

Other Expense

	Three months ended September 30,		Nine months ended September 30,
(in millions)	2025	2024	2025	2024
Compensation and benefits	$15.9	$16.8	$47.8	$47.9
Other operating	11.4	11.9	34.8	35.5
Finance Agency	2.4	2.1	7.4	6.2
Office of Finance	1.5	1.8	4.7	5.2
Voluntary contributions	9.3	10.4	28.1	27.5
Total other expense	$40.5	$43.0	$122.8	$122.3

The Bank’s total other expense decreased $2.5 million to $40.5 million for the third quarter of 2025, compared with the same prior-year period. This decrease was primarily driven by lower voluntary contributions. Voluntary contributions to community investment products were $9.3 million, including a supplemental voluntary contribution to AHP of $1.0 million, for the third quarter of 2025, a decrease of $1.1 million compared to $10.4 million in the same prior-year period.

The Bank’s total other expense was $122.8 million for the nine months ended September 30, 2025, relatively flat compared to the same prior-year period. In addition, voluntary contributions to community investment products were $28.1 million, including a supplemental voluntary contribution to AHP of $2.9 million, for the nine months ended September 30, 2025, an increase of $0.6 million compared to $27.5 million in the same prior-year period.

Financial Condition

    The following should be read in conjunction with the Bank’s unaudited interim financial statements in this Form 10-Q and the audited financial statements in the Bank’s 2024 Form 10-K.

Assets

    Total assets were $77.9 billion at September 30, 2025, compared with $106.9 billion at December 31, 2024. The decrease of $29.0 billion was primarily due to a decline in advances. Advances totaled $42.2 billion at September 30, 2025, compared to $69.9 billion at December 31, 2024. The MBS portfolio remained relatively flat totaling $14.1 billion at September 30, 2025 compared to $14.3 billion at December 31, 2024 since the Bank curtailed MBS purchases once the portfolio reached the regulatory limit relative to equity, as advance balances declined.

The Bank’s return on average assets for the three months ended September 30, 2025 and September 30, 2024 was 0.45% and 0.47%, respectively. The Bank’s return on average assets for the nine months ended September 30, 2025 and September 30, 2024 was 0.46% and 0.52%, respectively.

    The Bank’s core mission activities include the issuance of advances and acquiring member assets through the MPF Program. The core mission asset ratio, defined as the ratio of par amount of advances and MPF loans relative to consolidated obligations adjusted for certain U.S. Treasury securities using a year to date average, was 70.4% as of September 30, 2025 and 77.8% as of December 31, 2024. The decrease in this ratio is primarily due to lower average advances.

    Advances. Advances (par) totaled $42.2 billion at September 30, 2025 compared to $70.0 billion at December 31, 2024. Advance demand continues to be driven by members’ liquidity management, which are influenced by their loan demand, deposit balances and investment activities. Although advance demand decreased, it is not uncommon for fluctuation in the overall advance portfolio driven by changes in member needs. At September 30, 2025, the Bank had advances to 131 borrowing members, compared to 153 borrowing members at December 31, 2024. Advances outstanding to the Bank’s five largest borrowers totaled 69.2% of total advances as of September 30, 2025, and 80.5% at December 31, 2024. Fixed rate advances with a balance of $22.6 billion comprised 53.6% of the total par value of advances outstanding at September 30, 2025 compared to $22.4 billion comprising 32.0% at December 31, 2024.

The following table provides information on advances at par by redemption terms at September 30, 2025 and December 31, 2024.

	September 30, 2025
(in millions)	Due in 1 year or less (1)	Due after 1 year through 3 years	Due after 3 years through 5 years	Due after 5 years through 15 years	Thereafter	Total par value
Fixed-rate	$14,308.6	7,415.7	345.9	70.0	74.8	22,215.0
Variable-rate	11,403.8	7,025.0	—	—	—	18,428.8
Variable-rate, callable or prepayable (2)	705.0	385.0	40.0	—	—	1,130.0
Other (3)	219.0	176.0	17.6	8.6	—	421.2
Total par balance	$26,636.4	$15,001.7	$403.5	$78.6	$74.8	$42,195.0

	December 31, 2024
(in millions)	Due in 1 year or less (1)	Due after 1 year through 3 years	Due after 3 years through 5 years	Due after 5 years through 15 years	Thereafter	Total par value
Fixed-rate	$12,497.3	7,589.3	1,605.5	71.0	74.8	$21,837.9
Variable-rate	36,253.0	8,225.0	1,000.0	—	—	45,478.0
Variable-rate, callable or prepayable (2)	2,000.0	27.5	92.5	—	—	2,120.0
Other (3)	223.9	321.0	34.6	12.2	—	591.7
Total par balance	$50,974.2	$16,162.8	$2,732.6	$83.2	$74.8	$70,027.6
Notes:
(1) Includes overnight advances.
(2) Prepayable advances are those advances that may be contractually prepaid by the borrower on specified dates without incurring prepayment or termination fees.
(3) Includes fixed-rate amortizing/mortgage matched, convertible, and other advances.

The Bank had no putable advances at September 30, 2025 or December 31, 2024.

The following table provides a distribution of the number of members, categorized by individual member asset size (as reported quarterly), that had an outstanding advance balance during the nine months ended September 30, 2025 and 2024. Commercial bank and savings institution members are classified by asset size as follows: Super-Regional (over $150 billion), Regional ($25 billion to $150 billion), Mid-size ($1.46 billion to $25 billion) and Community Financial Institutions (CFIs) (under $1.46 billion). Credit union and insurance members are classified separately.

Member Classification	September 30, 2025	September 30, 2024
Super-Regional	3	3
Regional	6	5
Mid-size	32	36
CFI	110	112
Credit Union	39	35
Insurance	25	22
Total borrowing members during the period	215	213
Total membership	281	283
Percentage of members borrowing during the period	76.5%	75.3%

The following table provides information at par on advances by member classification at September 30, 2025 and December 31, 2024.

(in millions)	September 30, 2025	December 31, 2024
Member Classification
Super-Regional	$23,225.0	$49,325.0
Regional	6,433.8	7,884.4
Mid-size	5,466.4	6,891.7
CFI	2,636.3	2,717.1
Credit Union	1,577.5	1,913.1
Insurance	2,845.2	1,275.4
Non-member	10.8	20.9
Total	$42,195.0	$70,027.6

See the Credit and Counterparty Risk - TCE and Collateral discussion in the Risk Management section of this Item 2 for further information on collateral policies and practices and details regarding eligible collateral, including amounts and percentages of eligible collateral securing member advances as of September 30, 2025.

    Allowance for Credit Losses (ACL) - Advances. The Bank evaluates its advances for an allowance for credit losses on a collective, or pooled, basis unless an individual assessment is deemed necessary because the instruments do not possess similar risk characteristics. The Bank pools advances by member type. Based on the collateral held as security, the Bank’s credit extension and collateral policies and repayment history on advances, including that the Bank has not incurred any credit losses since inception, the Bank has not recorded an ACL at September 30, 2025 or December 31, 2024. For additional information on the ACL methodology, see Note 5 - Advances in the Bank’s 2024 Form 10-K.

Mortgage Loans Held for Portfolio, Net. Mortgage loans held for portfolio, net of ACL, was $5.2 billion and $4.8 billion at September 30, 2025 and December 31, 2024, respectively.

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

Foregone interest represents income the Bank would have recorded if the loan was paying according to its contractual terms. Foregone interest was immaterial for the Bank’s mortgage loans for each of the nine months ended September 30, 2025 and September 30, 2024.

The Bank continues to accrue interest on its government-insured or -guaranteed mortgage loans after becoming 90 days or more delinquent. The amount of mortgage loans 90 days or more delinquent and still accruing interest was $2.2 million and $2.8 million at September 30, 2025 and December 31, 2024, respectively.

The performance of the mortgage loans in the Bank’s MPF Program remained stable compared to December 31, 2024, and the MPF Original portfolio continues to outperform the market based on national delinquency statistics. As of September 30, 2025, the Bank’s seriously delinquent mortgage loans (90 days or more delinquent or in the process of foreclosure) represented 0.2% of the MPF Original portfolio, 1.2% of the MPF Plus portfolio, and 0.5% of the MPF 35 portfolio, compared with 0.3%, 1.6%, and 0.5%, respectively, at December 31, 2024.

    ACL - Conventional MPF. A description of the Bank’s ACL methodology for the Bank's conventional mortgage loan portfolio is disclosed in Financial Condition – Assets – Mortgage Loans Held for Portfolio section in Item 7. Management’s Discussion and Analysis in the Bank’s 2024 Form 10-K.

The following table presents the balance of the MPF credit enhancement (CE) structure at September 30, 2025 and December 31, 2024.

	September 30, 2025			December 31, 2024
(in millions)	Par Value	FLA	Available CE	Par Value	FLA	Available CE
MPF Original	$1,902.9	$9.8	$82.1	$1,849.3	$9.3	$76.7
MPF 35	3,067.6	22.0	125.4	2,728.8	20.1	128.6
MPF Plus	85.0	14.9	0.6	99.2	14.9	0.7
Total	$5,055.5	$46.7	$208.1	$4,677.3	$44.3	$206.0

The following table presents certain metrics and ratios related to the Bank’s mortgage loans held for portfolio. The ratios in the table below are reported after the application of CE.

	Nine months ended September 30,
(dollars in millions)	2025	2024
Average mortgage loans outstanding during the period (unpaid principal balance (UPB))	$4,956.7	$4,681.3
(Charge-offs) Recoveries, net (1)	$(0.3)	$(0.7)
Net charge-offs (recoveries) to average loans outstanding during the period	0.01%	0.01%

(dollars in millions)	September 30, 2025	December 31, 2024
Mortgage loans held for portfolio (UPB)	$5,141.4	$4,769.6
Nonaccrual loans (UPB)	$25.4	$24.9
ACL on mortgage loans held for portfolio	$2.2	$2.4
ACL to mortgage loans held for portfolio	0.04%	0.05%
Nonaccrual loans to mortgage loans held for portfolio	0.49%	0.52%
ACL to nonaccrual loans	8.79%	9.75%
Note:
(1) Net charge-offs that the Bank does not expect to recover through CE receivable.

    The ACL on mortgage loans decreased by $0.2 million during the nine months ended September 30, 2025. Changes in the ACL are typically not significant, as expected credit losses are reduced by the CE available to absorb losses on the loans in accordance with the credit structure of the MPF Program.

Cash and Investments. The Bank’s strategy is to maintain its short-term liquidity position in part to be able to meet members’ advance demand and Bank regulatory liquidity requirements. Excess cash is typically invested in overnight investments. The Bank also maintains an investment portfolio to enhance earnings. These investments may be classified as trading, AFS or HTM.

The Bank maintains a liquidity portfolio comprised of cash, interest-bearing deposits, Federal funds sold, securities purchased under agreements to resell, and U.S. Treasury obligations classified as trading or AFS. The liquidity portfolio totaled $14.6 billion at September 30, 2025 and $15.8 billion at December 31, 2024. Liquid assets decreased due to routine portfolio management practices.

The Bank’s investment portfolio, excluding those investments included in the liquidity portfolio, is comprised of trading, AFS and HTM investments. The investments are subject to the Bank’s risk guidelines and certain other requirements, such as yield. The Bank’s investment portfolio remained relatively flat at $15.2 billion at September 30, 2025 compared to $15.5 billion at December 31, 2024. During the first nine months of 2025, the MBS portfolio remained relatively flat since the Bank curtailed MBS purchases once the portfolio reached the regulatory limit relative to equity, as advance balances declined.

Investment securities, defined as all trading, AFS, and HTM securities, totaled $19.2 billion at September 30, 2025, compared to $19.6 billion at December 31, 2024. Details of the investment securities portfolio follow.

	Carrying Value
(in millions)	September 30, 2025	December 31, 2024
Trading securities:
Non-MBS:
GSE	$119.2	$149.2
Total trading securities	$119.2	$149.2
Yield on trading securities	3.13%	3.18%
AFS securities:
Non-MBS:
U.S. Treasury obligations	$3,952.8	$4,113.0
GSE and Tennessee Valley Authority (TVA) obligations	862.4	907.1
State or local agency obligations	172.0	169.3
MBS:
U.S. obligations single-family	1,401.2	1,712.4
GSE single-family	4,958.4	4,597.9
GSE multifamily	6,380.2	6,550.6
Private label	105.2	113.5
Total AFS securities	$17,832.2	$18,163.8
Yield on AFS securities (1) (2)	4.05%	4.41%
HTM securities:
MBS:
U.S. obligations single-family	$519.8	$636.0
GSE single-family	431.9	382.4
GSE multifamily	239.0	243.9
Private label	30.7	36.5
Total HTM securities	$1,221.4	$1,298.8
Yield on HTM securities (1) (2)	4.33%	4.48%
Total investment securities	$19,172.8	$19,611.8
Yield on investment securities (1) (2)	4.06%	4.41%
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

ACL - Investments. For additional information on the Bank’s ACL methodology on investments, see Note 4 - Investments in the Bank’s 2024 Form 10-K.

Liabilities and Capital

Deposits. The Bank offers demand, overnight and term deposits for members and qualifying nonmembers. Total deposits at September 30, 2025 decreased to $576.7 million from $774.9 million at December 31, 2024. All of the Bank’s deposits are uninsured.

    Consolidated Obligations. Consolidated obligations consist of bonds and discount notes. The Bank’s consolidated obligations totaled $71.9 billion at September 30, 2025, a decrease of $27.8 billion from December 31, 2024. The overall decrease in consolidated obligations outstanding is consistent with the decrease in advance balances. At September 30, 2025, the Bank’s bonds outstanding decreased to $59.7 billion compared to $88.0 billion at December 31, 2024. Discount notes outstanding at September 30, 2025 increased to $12.2 billion from $11.7 billion at December 31, 2024. The funding mix shifted towards fixed rate callable bonds and discount notes that replaced maturing floating-rate bonds as the Bank took advantage of favorable funding spreads.

The Bank primarily uses noncallable bonds as a source of funding but also utilizes structured notes such as callable bonds. Unswapped callable bonds primarily fund the Bank’s mortgage portfolio while swapped callable bonds fund other floating rate assets.

The following table provides information on consolidated obligations by product type and contractual maturity at September 30, 2025 and December 31, 2024.

	September 30, 2025
(in millions)	Due in 1 year or less	Due after 1 year through 3 years	Due after 3 years through 5 years	Thereafter	Total par value
Discount Notes	$12,347.9	$—	$—	$—	$12,347.9
Fixed-rate, non-callable	6,470.9	2,691.7	1,142.9	703.0	11,008.5
Fixed-rate, callable	9,399.2	5,737.5	1,704.0	2,701.0	19,541.7
Variable- rate, non-callable	23,355.0	—	—	—	23,355.0
Variable- rate, callable	4,780.0	—	—	—	4,780.0
Step-up, non-callable	380.0	185.0	35.0	—	600.0
Step-up, callable	255.0	105.0	20.0	120.0	500.0
Total par balance	$56,988.0	$8,719.2	$2,901.9	$3,524.0	$72,133.1
Other Adjustments (1)					$(253.2)
Total consolidated obligations					$71,879.9

	December 31, 2024
(in millions)	Due in 1 year or less	Due after 1 year through 3 years	Due after 3 years through 5 years	Thereafter	Total par value
Discount Notes	$11,777.4	$—	$—	$—	$11,777.4
Fixed-rate, non-callable	4,581.9	2,887.4	1,917.2	752.0	10,138.5
Fixed-rate, callable	4,060.0	7,411.5	2,382.0	2,423.0	16,276.5
Variable- rate, non-callable	54,224.4	—	—	—	54,224.4
Variable- rate, callable	6,315.0	—	—	—	6,315.0
Step-up, non-callable	156.0	515.0	50.0	—	721.0
Step-up, callable	75.0	395.0	40.0	110.0	620.0
Total par balance	$81,189.7	$11,208.9	$4,389.2	$3,285.0	$100,072.8
Other Adjustments (1)					$(422.5)
Total consolidated obligations					$99,650.3
Note:
(1) Consists of premiums, discounts, and hedging and other adjustments.

For additional information on the Bank’s consolidated obligations, refer to Note 9 – Consolidated Obligations in the Bank’s 2024 Form 10-K.

Commitments and Off-Balance Sheet Items. As of September 30, 2025, the Bank was obligated to fund approximately $25.0 million of mortgage loans and to issue $1.1 billion in consolidated obligations. In addition, the Bank had $29.4 billion in outstanding standby letters of credit as of September 30, 2025. The Bank does not consolidate any off-balance sheet special purpose entities or other off-balance sheet conduits.

Capital and Retained Earnings. The Bank’s return on average equity for the three and nine months ended September 30, 2025 was 8.14% and 8.65% The Bank’s return on average equity for the three and nine months ended September 30, 2024 was

9.41% and 10.47%. Capital adequacy, including the level of retained earnings, is monitored through the evaluation of market value of equity to par value of capital stock (MV/CS) as well as other risk metrics. Details regarding these metrics are discussed in the Risk Management portion of this Item 2.

The Bank’s capital stock is owned by its members and former members. The concentration of the Bank’s capital stock by institution type is presented below.

(dollars in millions)	September 30, 2025		December 31, 2024
Commercial banks	116	$2,047.3	121	$3,179.3
Savings institutions	46	159.6	48	156.6
Insurance companies	45	179.2	43	114.0
Credit unions	71	102.6	69	111.5
Community Development Financial Institutions	3	0.3	3	0.3
Total member institutions / total GAAP capital stock	281	$2,489.0	284	$3,561.7
Mandatorily redeemable capital stock		6.1		7.0
Total capital stock		$2,495.1		$3,568.7

    The total number of members as of September 30, 2025 decreased by three members compared to December 31, 2024. The Bank added four new members and lost seven members: six members merged with another institution within the Bank’s district, and one member withdrew from membership.

The following tables present member holdings of 10% or more of the Bank’s total capital stock, including mandatorily redeemable capital stock, outstanding as of September 30, 2025 and December 31, 2024.

(dollars in millions)	September 30, 2025
Member	Capital Stock	% of Total
PNC Bank, N.A., Wilmington, DE (1)	$671.8	26.9%
Ally Bank	$310.0	12.4%

(dollars in millions)	December 31, 2024
Member	Capital Stock	% of Total
TD Bank U.S. Holding Company (2)	$1,039.5	29.1%
PNC Bank, N.A., Wilmington, DE (1)	$907.0	25.4%
Notes:
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

The Bank uses a framework for evaluating retained earnings adequacy, consistent with regulatory guidance and requirements. Retained earnings are intended to cover unexpected losses and protect members’ par value of capital stock. The framework also assists management in its overall analysis of the level of future dividends. The framework includes four risk elements that comprise the Bank’s total retained earnings target: (1) market risk; (2) credit risk; (3) operational risk; and (4) accounting risk. The retained earnings target generated from this framework is sensitive to changes in the Bank’s risk profile, whether favorable or unfavorable. The framework generated a retained earnings target of $795 million as of September 30, 2025.

In addition to the retained earnings target, the Bank considers the amount of retained earnings needed for compliance with the regulatory minimum capital-to-asset ratio of 4% to determine an overall retained earnings need. The Bank’s overall retained earnings need is $1,632 million as of September 30, 2025.

The following table presents retained earnings information for the current and prior year.

(in millions)	September 30, 2025	December 31, 2024
Unrestricted Retained Earnings	$1,431.0	$1,370.0
Restricted Retained Earnings	783.4	732.9
Total Retained Earnings	$2,214.4	$2,102.9

The Bank’s restricted retained earnings at September 30, 2025 satisfied the Bank’s total contribution requirement to restricted retained earnings pursuant to an agreement among the FHLBanks to make such contributions, as discussed in Note 7 – Capital – Dividends and Retained Earnings.

Retained earnings increased $111.5 million compared to December 31, 2024. The increase reflected net income that was partially offset by dividends paid. For additional information, see Note 7 - Capital in this Form 10-Q.

Dividends. The Bank declares dividends based on an annualized yield and differentiates between membership and activity capital stock. The dividend received by the member is calculated based on the average capital stock owned by the member for the previous quarter. Historically, the Bank has paid cash dividends although dividends may be paid in capital stock. Details regarding the Bank’s payment of dividends, including annual yields, for current and prior year periods are provided in Note 7 - Capital in this Form 10-Q. The following table presents dividend information for the three and nine months ended September 30, 2025 and 2024.

	Three months ended September 30,		Nine months ended September 30,
	2025	2024	2025	2024
Dividends (in millions)	$67.6	$77.8	$217.4	$235.2
Dividends per share	$2.61	$2.09	$7.34	$6.39
Dividend payout ratio (1)	69.63%	57.84%	66.10%	53.74%
Weighted average dividend rate (2)	8.98%	8.69%	8.73%	8.47%
Average Fed Funds rate	4.30%	5.27%	4.32%	5.31%
Dividend spread to Fed Funds	4.68%	3.42%	4.41%	3.16%
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

(in millions)	September 30, 2025	December 31, 2024
Permanent capital:
Capital stock (1)	$2,495.1	$3,568.7
Retained earnings	2,214.4	2,102.9
Total permanent capital	$4,709.5	$5,671.6
RBC requirement:
Credit risk capital	$206.1	$209.6
Market risk capital	487.5	521.6
Operations risk capital	208.1	219.4
Total RBC requirement	$901.7	$950.6
Excess permanent capital over RBC requirement	$3,807.8	$4,721.0
Note:
(1) Capital stock includes mandatorily redeemable capital stock.

The decrease in the total RBC requirement as of September 30, 2025 reflects a lower market risk capital requirement . The decrease was primarily driven by a decline in interest rates in the third quarter of 2025 and corresponding changes to the scenarios used to determine the required market risk capital.

The Bank received final notification from the Finance Agency that it was “adequately capitalized” for the quarter ended June 30, 2025. As of the date of this filing, the Bank has not received final notice from the Finance Agency regarding its capital classification for the quarter ended September 30, 2025.

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

The Bank made no changes to its critical accounting estimates during the nine months ended September 30, 2025.

See Note 1 - Changes in Accounting Principle and Recently Issued Accounting Standards and Interpretations in this Form 10-Q for information on new accounting pronouncements impacting the financial statements or becoming effective for the Bank in future periods.

Legislative and Regulatory Developments
Certain regulatory actions and developments for the period covered by this report not previously disclosed are summarized below. See Management’s Discussion and Analysis of Financial Condition and Results of Operations – Legislative and Regulatory Developments in the Bank’s 2024 Form 10-K and in the Bank’s quarterly reports on Form 10-Q for the periods ended March 31, 2025 filed with the SEC on May 6, 2025 and June 30, 2025 filed with the SEC on August 5, 2025 for a description of certain legislative and regulatory developments that occurred prior to the publication of those reports.

The Bank is subject to various legal and regulatory requirements and priorities. Certain actions by the current federal executive administration are changing the regulatory environment, including regulatory priorities and areas of focus, such as deregulation, which have affected, and will likely continue to affect, certain aspects of the Bank’s business operations, and could impact the Bank’s financial condition, results of operations and reputation.

As of the third quarter of 2025, the Finance Agency has rescinded the regulatory interpretation that had imposed detailed criteria on FHLBank acceptance of municipal securities as eligible collateral and outlined how to determine and verify eligibility of municipal bonds. The Bank is reviewing this rescission and assessing the potential impact on the Bank’s collateral eligibility policies. In addition, the Finance Agency has withdrawn a proposed rule published in November 2024 that would have amended regulations addressing boards of directors and overall corporate governance of the FHLBanks and the OF. In October 2025, the Finance Agency rescinded several advisory bulletins and technical guidance documents. The Bank is reviewing these rescissions and assessing any potential impact they may have on the Bank and its policies and procedures.

Considering the changes in the regulatory environment, there is uncertainty with respect to the ultimate result of future regulatory actions and the ultimate impact they may have on the Bank and the FHLBank System. The Bank continues to monitor these actions as they evolve and to evaluate their potential impact on the Bank. For a discussion of related risks, please refer to Part I, Item 1A. Risk Factors starting on page 18 in the Bank’s 2024 Form 10-K.

Risk Management

    The Bank employs a corporate governance and internal control framework intended to support the effective management of the Bank’s business activities and the related inherent risks. As part of this framework, the Bank’s board of directors (Board) has approved a Risk Governance Policy and a Member Products Policy, both of which are reviewed regularly and re-approved at least annually. The Risk Governance Policy establishes risk guidelines, limits (if applicable), and standards for credit risk, market risk, liquidity risk, business risk and various forms of operational and technology risk, in accordance with Finance Agency regulations and consistent with the Bank’s risk appetite. The Member Products Policy establishes the eligibility and authorization requirements, policy limits and restrictions, and the terms applicable to each type of Bank product or service, as well as collateral requirements. The risk appetite is established by the Board, as are other applicable guidelines in connection with the Bank’s Capital Plan and overall risk management.

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

The MV/CS ratio was 186.9% at September 30, 2025 and 157.2% at December 31, 2024. The increase was primarily due to the growth in retained earnings and decrease in capital stock as a result of lower advances.

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

The following table presents the Bank’s duration of equity exposure at September 30, 2025 and December 31, 2024.

(in years)	Down 200 basis points	Down 100 basis points	Base Case	Up 100 basis points	Up 200 basis points
Duration of Equity:
September 30, 2025	0.2	0.9	1.6	1.7	2.2
December 31, 2024	0.7	1.2	1.4	1.8	2.3

    Duration of equity decreased in the down-rate scenarios as of September 30, 2025 primarily due to the decrease in interest rates. The Bank regularly monitors the mortgage and related fixed-income markets, including the impact that changes in the market or anticipated modeling changes may have on duration of equity and other market risk measures and may take actions to reduce market risk exposures as needed.

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

ROE Spread Volatility Increase/(Decline)
(in basis points)	Down 200 bps Parallel Shock	Down 100 bps Longer Term Rate Shock	100 bps Steeper	100 bps Flatter	Up 200 bps Parallel Shock
September 30, 2025	31	1	31	3	(2)
December 31, 2024	21	(1)	10	3	(2)

    The changes in ROE spread volatility at September 30, 2025 as compared with December 31, 2024 were not significant. For each scenario, the Board’s limit on the decline in ROE spread is set at no greater than 100 basis points. The Bank was in compliance with the ROE spread volatility limit across all selected interest rate shock scenarios at September 30, 2025 and December 31, 2024.

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

Credit and Counterparty Risk - Total Credit Exposure (TCE) and Collateral

TCE. The Bank manages the credit risk of each member on the basis of the member’s TCE to the Bank, which includes advances and related accrued interest, fees, basis adjustments and estimated prepayment fees; letters of credit; forward-dated advance commitments; and MPF credit enhancement and related obligations. This credit risk is managed by monitoring the financial condition of borrowers and by requiring all borrowers (and, where applicable in connection with member affiliate pledge arrangements approved by the Bank, their affiliates) to pledge sufficient eligible collateral for all borrower obligations to the Bank as the Bank seeks to cover all potential forms of credit-related exposure with sufficient eligible collateral. At September 30, 2025, aggregate TCE was $74.0 billion, comprised of approximately $42.2 billion in advance principal outstanding, $31.4 billion in letters of credit (including forward commitments), and $0.4 billion in accrued interest, prepayment fees, MPF credit enhancement obligations and other fees.

Management believes that it has adequate policies and procedures in place to effectively manage credit risk exposure related to member TCE. There have been no significant changes to the Bank’s credit monitoring and collateral practices since the Bank’s 2024 Form 10-K. Details regarding the Bank’s credit monitoring practices and collateral practices are disclosed in the Credit and Counterparty Risk - Total Credit Exposure (TCE) and Collateral discussion in Risk Management in Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations in the Bank’s 2024 Form 10-K.

At September 30, 2025 and December 31, 2024, on a borrower-by-borrower basis, the Bank had a perfected security interest in eligible collateral with an estimated collateral value (after collateral weightings) in excess of the book value of all members’ and nonmember housing associates’ obligations to the Bank. The Bank has never experienced a loss on its advance exposure.

The following table presents the Bank’s top five financial entities by their TCE at September 30, 2025.

	September 30, 2025
(dollars in millions)	TCE	% of Total
TD Bank U.S. Holding Company (1)	$18,383.2	24.8%
PNC Bank, National Association, DE (2)	16,577.9	22.4
Ally Bank, UT (3)	7,141.0	9.6
Fulton Bank, N.A.	4,722.4	6.4
Customers Bank	2,973.2	4.1
	$49,797.7	67.3%
Other financial institutions	24,212.4	32.7
Total TCE outstanding	$74,010.1	100.0%
Notes:
(1) Member affiliates aggregated at the U.S. holding company level.
(2) For Bank membership purposes, principal place of business is Pittsburgh, PA.
(3) For Bank membership purposes, principal place of business is Horsham, PA.

Advance Concentration Risk. The following table lists the Bank’s top five borrowers based on advances at par as of September 30, 2025.

	September 30, 2025
(dollars in millions)	Advance Balance	% of Total
PNC Bank, National Association, DE (1)	$16,100.0	38.1%
Ally Bank, UT (2)	7,125.0	16.9
Santander Bank, National Association, DE (3)	2,643.8	6.3
First National Bank of Pennsylvania	2,065.0	4.9
WesBanco Bank, Inc	1,275.0	3.0
	$29,208.8	69.2%
Other borrowers	12,986.2	30.8
Total advances	$42,195.0	100.0%
Notes:
(1) For Bank membership purposes, principal place of business is Pittsburgh, PA.
(2) For Bank membership purposes, principal place of business is Horsham, PA.
(3) For Bank membership purposes, principal place of business is Wilmington, DE, and is a subsidiary of Banco Santander, which is located in Spain

Letters of Credit. The letter of credit product is collateralized under the same policies, procedures and guidelines that apply to advances. Outstanding letters of credit totaled $29.4 billion at September 30, 2025 and $29.6 billion at December 31, 2024, primarily related to public unit deposits. Not included in these totals are additional authorized but unused standby letters of credit of $2.0 billion at September 30, 2025 and $2.2 billion at December 31, 2024. The Bank had a concentration of letters of credit with two members, TD Bank N.A. of $17.0 billion or 57.8% and Fulton Bank of $3.8 billion or 13.0% of the total at September 30, 2025, and two members, TD Bank N.A. of $18.8 billion or 64.0% and Fulton Bank of $3.5 billion or 11.8% of the total at December 31, 2024.

Collateral Policies and Practices. All members are required to maintain eligible collateral to secure their TCE in accordance with the Member Products Policy. Refer to the Risk Management section of the Bank’s 2024 Form 10-K for additional information related to the Bank’s Collateral Policy.

Collateral Agreements and Valuation. The Bank provides members with two types of collateral agreements: a blanket lien collateral pledge agreement and a specific collateral pledge agreement. Refer to the Risk Management section of the Bank’s 2024 Form 10-K for additional information related to the Bank’s collateral agreements and lending values.

For member borrowers, the following tables present information on a combined basis regarding the type of collateral securing their outstanding credit exposure and the collateral status as of September 30, 2025 and December 31, 2024.

	September 30, 2025
(dollars in millions)	Blanket Lien		Listing		Delivery		Total
	Amount	%	Amount	%	Amount	%	Amount	%
One-to-four single-family residential mortgage loans	$107,094.2	44.1%	$1,047.9	10.1%	$6.9	0.5%	$108,149.0	42.4%
High quality investment securities	15,361.0	6.3	5,562.3	53.6	1,363.0	93.3	22,286.3	8.8
Other real estate-related collateral (ORERC)/CFI eligible collateral	94,283.5	38.8	1,950.3	18.8	3.8	0.3	96,237.6	37.8
Multi-family residential mortgage loans	26,217.0	10.8	1,820.8	17.5	86.2	5.9	28,124.0	11.0
Total eligible collateral value	$242,955.7	100.0%	$10,381.3	100.0%	$1,459.9	100.0%	$254,796.9	100.0%
Total TCE	$67,865.4	91.7%	$5,599.1	7.6%	$545.6	0.7%	$74,010.1	100.0%
Number of members	144	83.2%	22	12.7%	7	4.0%	173	100.0%

	December 31, 2024
(dollars in millions)	Blanket Lien		Listing		Delivery		Total
	Amount	%	Amount	%	Amount	%	Amount	%
One-to-four single-family residential mortgage loans	$117,486.5	45.0%	$661.5	15.5%	$0.4	0.3%	$118,148.4	44.5%
High quality investment securities	16,498.1	6.3	2,775.9	65.0	158.3	99.6	19,432.3	7.3
ORERC/CFI eligible collateral	98,112.5	37.5	792.3	18.6	0.2	0.1	98,905.0	37.2
Multi-family residential mortgage loans	29,226.2	11.2	40.3	0.9	—	—	29,266.5	11.0
Total eligible collateral value	$261,323.3	100.0%	$4,270.0	100.0%	$158.9	100.0%	$265,752.2	100.0%
Total TCE	$100,922.4	98.4%	$1,608.4	1.6%	$69.0	—%	$102,599.8	100.0%
Number of members	161	85.6%	21	11.2%	6	3.2%	188	100.0%

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

Investment Quality and External Credit Ratings. The following tables present the Bank’s investment carrying values as of September 30, 2025 based on the lowest credit rating from the NRSROs (Moody’s, S&P and Fitch).

	September 30, 2025 (1)
	Long-Term Rating
(in millions)	AAA	AA	A	BBB	Below Investment Grade	Unrated	Total
Money market investments:
Interest-bearing deposits	$—	$568.1	$1,900.2	$—	$—	$—	$2,468.3
Securities purchased under agreements to resell	—	—	2,280.0	—	—	—	2,280.0
Federal funds sold	—	3,703.0	2,200.0	—	—	—	5,903.0
Total money market investments	—	4,271.1	6,380.2	—	—	—	10,651.3
Investment securities:
U.S. Treasury obligations	—	3,952.8	—	—	—	—	3,952.8
GSE and TVA obligations	—	981.7	—	—	—	—	981.7
State or local agency obligations	13.5	158.5	—	—	—	—	172.0
Total non-MBS	13.5	5,093.0	—	—	—	—	5,106.5
U.S. obligations single-family MBS	—	1,921.1	—	—	—	—	1,921.1
GSE single-family MBS	—	5,390.2	—	—	—	—	5,390.2
GSE multifamily MBS	—	6,619.3	—	—	—	—	6,619.3
Private label MBS	3.4	2.6	5.3	3.4	29.9	91.2	135.8
Total MBS	3.4	13,933.2	5.3	3.4	29.9	91.2	14,066.4
Total investments	$16.9	$23,297.3	$6,385.5	$3.4	$29.9	$91.2	$29,824.2
Note:
(1) Balances exclude $5.4 million of interest-bearing deposits with FHLBank of Chicago at September 30, 2025 and total accrued interest of $72.3 million at September 30, 2025.

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

As of September 30, 2025, the Bank had unsecured exposure to sixteen counterparties totaling $8.4 billion, with two counterparties exceeding 10% of the total exposure. The following table presents the Bank’s unsecured credit exposure with non-governmental counterparties by investment type at September 30, 2025. The unsecured investment credit exposure presented may not reflect the average or maximum exposure during the period.

(in millions)
Carrying Value	September 30, 2025
Interest-bearing deposits (1)	$2,468.3
Federal funds sold	5,903.0
Total	$8,371.3
Note:
(1) Excludes $5.4 million of Interest-bearing deposits with FHLBank of Chicago at September 30, 2025 and $5.3 million at December 31, 2024.

    As of September 30, 2025, 64.3% of the Bank’s unsecured investment credit exposures were to U.S. branches and agency offices of foreign commercial banks. The Bank actively monitors its credit exposures and the credit quality of its counterparties, including an assessment of each counterparty’s financial performance, capital adequacy, sovereign support, and the current market perceptions of the counterparties. General macro-economic, political and market conditions may also be considered when deciding on unsecured exposure. As a result, the Bank may limit or suspend existing counterparties.

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

    Finance Agency regulation also permits the Bank to extend additional unsecured credit for overnight transactions and for sales of Federal funds subject to continuing contracts that renew automatically. For overnight exposures only, the Bank’s total unsecured exposure to a counterparty may not exceed twice the applicable regulatory limit, or a total of 2% to 30% of the eligible amount of regulatory capital, based on the counterparty’s internal credit rating. As of September 30, 2025, the Bank was in compliance with the regulatory limits established for unsecured credit.

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

(in millions)
September 30, 2025 (1) (2)
	Carrying Value
Domicile of Counterparty	Investment Grade (3) (4)
	AA	A	Total
Domestic	$1,092.1	$1,900.2	$2,992.3
U.S. branches and agency offices of foreign commercial banks:
Australia	525.0	—	525.0
Canada	1,100.0	750.0	1,850.0
Finland	154.0	—	154.0
Netherlands	—	700.0	700.0
Norway	1,100.0	—	1,100.0
Sweden	300.0	750.0	1,050.0
Total U.S. branches and agency offices of foreign commercial banks	$3,179.0	$2,200.0	$5,379.0
Total unsecured investment credit exposure	$4,271.1	$4,100.2	$8,371.3
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
(4) Represents the NRSRO rating of the counterparty not the country. There were no AAA or BBB rated investments at September 30, 2025.

U.S. Treasury Obligations. The Bank invests in U.S. Treasury obligations that are explicitly fully guaranteed by the U.S. government. This portfolio totaled $4.0 billion at September 30, 2025 and $4.1 billion at December 31, 2024.

Agency/GSE Securities and Agency/GSE MBS. The Bank invests in and is subject to credit risk related to securities issued by Federal agencies or U.S. government corporations. In addition, the Bank invests in MBS issued by these same entities that are directly supported by underlying mortgage loans. Both the securities and MBS are either explicitly or implicitly guaranteed by the U.S. government. These portfolios totaled $14.9 billion at September 30, 2025 and $15.2 billion at December 31, 2024.

State and Local Agency Obligations. The Bank invests in and is subject to credit risk related to a portfolio of state and local agency obligations (i.e., housing finance agency bonds) that are directly or indirectly supported by underlying mortgage loans. These portfolios totaled $172.0 million at September 30, 2025 and $169.3 million at December 31, 2024.

Private Label MBS. The Bank also holds investments in private label MBS, which are supported by underlying mortgage loans. The Bank made investments in private label MBS that were rated AAA at the time of purchase with the exception of one, which was rated AA. However, since the time of purchase, there have been significant ratings downgrades. In 2007, the Bank discontinued the purchase of private label MBS. The carrying value of the Bank’s private label MBS portfolio was $135.8 million at September 30, 2025 and $150.0 million at December 31, 2024.

Credit Losses. The Bank evaluates its private label MBS for expected credit losses quarterly. There was no ACL recorded on HTM private label MBS. With respect to AFS private label MBS, the Bank had an ACL of $15.9 million as of September 30, 2025 and $14.2 million as of December 31, 2024. For additional information on the Bank’s ACL on AFS private label MBS, see Note 2 - Investments in this Form 10-Q.

For those AFS private label MBS with a credit loss previously recorded, when the Bank projects an increase in cash flows during its quarterly assessment of expected credit losses, the Bank will first reverse the ACL by recognizing a reversal for credit losses up to the amount of the ACL, if any. If the Bank projects a significant increase in cash flows, the Bank adjusts the accretable yield prospectively and recognizes the interest income over the remaining lives of the securities. The amount recognized in interest income on these securities was $1.7 million and $2.2 million for the third quarter of 2025 and 2024, respectively, and $5.1 million and $6.5 million for the nine months ended September 30, 2025 and 2024, respectively.

Credit and Counterparty Risk - Mortgage Loans and Derivatives

Mortgage Loans. The Finance Agency has authorized the Bank to hold mortgage loans under the MPF Program whereby the Bank acquires mortgage loans from participating members in a shared credit risk structure. Conventional mortgage loans carry CE such that the Bank has a high degree of confidence that it will be paid principal and interest in all material respects, even under reasonably likely adverse changes to expected economic conditions. Loans are assessed by a third-party credit model at acquisition, and a CE is calculated based on loan attributes and the Bank’s risk tolerance with respect to its MPF portfolio. The Bank had net mortgage loans held for portfolio of $5.2 billion at September 30, 2025 and $4.8 billion at December 31, 2024, after an allowance for credit losses of $2.2 million at September 30, 2025 and $2.4 million at December 31, 2024.

Mortgage Insurers. The Bank’s MPF Program currently has credit exposure to ten mortgage insurance companies which provide primary mortgage insurance (PMI) and/or supplemental mortgage insurance (SMI) for the Bank’s various products. To be active, the mortgage insurance company must be approved as a qualified insurer in accordance with Finance Agency regulations. At least every two years, the Bank reviews the qualified insurers to determine if they continue to meet the financial and operational standards set by the Bank.

When a conventional mortgage loan requires PMI, the MPF Program modeling applied to the Bank’s acquisitions requires additional CE from the PFI to compensate for the mortgage insurer rating when it is below BBB+. The unpaid principal balance and maximum coverage outstanding for seriously delinquent loans with PMI as of September 30, 2025 was $11.6 million and $3.2 million, respectively. The corresponding amounts at December 31, 2024 were $7.8 million and $2.4 million.

The MPF Plus product required SMI under the MPF Program when each pool was established. At September 30, 2025, 5 of the 14 MPF Plus pools still have SMI policies in place. The Bank does not currently offer the MPF Plus product and has not purchased loans under MPF Plus Commitments since July 2006. Per MPF Program guidelines, the existing MPF Plus product exposure is required to be secured by the PFI once the SMI company is rated below AA-. As of September 30, 2025, all of the SMI exposure is fully collateralized.

Derivative Counterparties. To manage interest rate risk, the Bank enters into derivative contracts. Derivative transactions may be either executed with a counterparty (referred to as uncleared derivatives) or cleared through a Futures Commission Merchant (i.e., clearing agent) or a Swap Execution Facility with a Derivatives Clearing Organization (referred to as cleared derivatives). The Bank does not anticipate any credit losses on its uncleared or cleared derivatives as of September 30, 2025. A description of the Bank’s credit risk exposure with derivative counterparties or clearing agent is disclosed in Credit and Counterparty Risk - Mortgage Loans and Derivatives discussion in Risk Management in Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations in the Bank’s 2024 Form 10-K.

Credit risk related to uncleared derivatives may be further mitigated by the exchange of initial margin with the Bank’s derivative counterparties. However, as of September 30, 2025, the Bank did not exceed initial margin thresholds with any of its counterparties and was not required to post initial margin.

The following table presents the derivative positions with non-member counterparties and member institutions to which the Bank has credit exposure at September 30, 2025.

(in millions)	September 30, 2025
Credit Rating (1)	Notional Amount	Fair Value Before Collateral	Cash Collateral Pledged To (From) Counterparties	Net Credit Exposure to Counterparties
Non-member counterparties
Asset positions with credit exposure:
Cleared derivatives	33,799.9	—	298.9	298.9
Liability positions with credit exposure:
Uncleared derivatives
AA	$828.0	$(15.4)	$15.8	$0.4
A	6,466.7	(26.6)	28.4	1.8
BBB				—
Total derivative positions with credit exposure to non-member counterparties	$41,094.6	$(42.0)	$343.1	$301.1
Member institutions (2)	25.1	—	—	—
Total	$41,119.7	$(42.0)	$343.1	$301.1
Derivative positions without credit exposure	17,216.1
Total notional	$58,335.8
Notes:
(1) This table does not reflect any changes in rating, outlook or watch status occurring after September 30, 2025. The ratings presented in this table represent the lowest long-term counterparty credit rating available for each counterparty based on the NRSROs used by the Bank.
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

Consolidated Obligations. The Bank’s ability to operate its business, meet its obligations and generate net interest income depends primarily on the ability to issue large amounts of various debt structures at attractive rates. Consolidated obligation bonds and discount notes, along with member deposits and capital, represent the primary funding sources used by the Bank to support its asset base. Consolidated obligations benefit from the Bank’s GSE status; however, they are not obligations of the U.S., and the U.S. government does not guarantee them. Consolidated obligation bonds and discount notes are rated Aa1 with stable outlook/P-1 by Moody’s and AA+ with stable outlook/A-1+ by S&P as of September 30, 2025. On May 19, 2025, Moody’s downgraded the Bank to Aa1 from Aaa following the long-term credit ratings downgrade of the U.S. to Aa1 from Aaa, with outlooks changing from negative to stable. These ratings measure the likelihood of timely payment of principal and interest. Note 9 - Consolidated Obligations in the Bank’s 2024 Form 10-K provides additional information regarding the Bank’s consolidated obligations.

Liquidity Investment Portfolio. The following investments are eligible to be included in the Bank’s liquidity investment portfolio for regulatory purposes: cash, interest-bearing deposits, Federal funds sold, securities purchased under agreements to resell, and U.S. Treasury obligations classified as trading or AFS.

Contingency Liquidity. The Bank’s sources of contingency liquidity include maturing overnight and short-term investments, maturing advances, unencumbered repurchase-eligible assets, trading securities, AFS securities, and MBS repayments. Uses of contingency liquidity include net settlements of consolidated obligations, member loan commitments, mortgage loan purchase commitments, deposit outflows and maturing other borrowed funds. Excess contingency liquidity is calculated as the difference between sources and uses of contingency liquidity. Excess contingency liquidity was approximately $31.4 billion at September 30, 2025 and $32.4 billion at December 31, 2024.

    Funding and Debt Issuance. During the first nine months of 2025, the Bank maintained continual access to funding. Access to short-term debt markets has been reliable because investors, driven by increased liquidity preferences and risk aversion have sought the FHLBanks’ short-term debt as an asset of choice. The FHLBanks have maintained comparatively stable access to funding through a diverse investor base at relatively favorable spreads to U.S. Treasury rates. Changes or disruptions in the capital markets could limit the Bank’s ability to issue consolidated obligations, which could impact the Bank’s liquidity and cost of funds. As discussed in the Bank’s 2024 Form 10-K, including in Part I, Item 1A. Risk Factors—Market/Liquidity Risk, rating agency actions or negative guidance may adversely affect the Bank’s cost of funds and ability to issue consolidated obligations and enter derivative transactions on acceptable terms, which could negatively affect the Bank’s financial condition and results of operations, including acceptance of the Bank’s letters of credit. The downgrade by Moody’s did not impact any current obligations of the Bank or its members, nor did it have an impact on the Bank’s cost of funding, access to liquidity or the Bank’s financial condition and results of operations or acceptance of the Bank’s letters of credit. Moody’s downgrade on FHLBank debt had a minimal impact on FHLBank debt costs, illustrated through long-term FHLBank debt spreads to U.S. Treasuries remaining attractive relative to historical spreads.

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

    Regulatory Liquidity Requirements. The Bank is required to maintain a level of liquidity in accordance with certain Finance Agency guidance. Under these policies and guidelines, the Bank is required to maintain contingency liquidity to meet liquidity needs in an amount at least equal to its anticipated net cash outflows under certain scenarios. One scenario assumes that the Bank cannot access the capital markets for a period of 20 days and during that time members would renew any maturing, prepaid or called advances. In addition, the Bank is required to perform and report to the Finance Agency the results of an annual liquidity stress test. For the nine months ended September 30, 2025, the Bank was in compliance with these liquidity requirements. Refer to the Liquidity and Funding Risk section in Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations of the Bank’s 2024 Form 10-K for additional information.

    Joint and Several Liability. Although the Bank is primarily liable for its portion of consolidated obligations (i.e., those issued on its behalf), the Bank is also jointly and severally liable with the other 10 FHLBanks for the payment of principal and interest on consolidated obligations of all the FHLBanks. The Finance Agency, in its discretion and notwithstanding any other provisions, may at any time order any FHLBank to make principal or interest payments due on any consolidated obligation, even in the absence of default by the primary obligor. To the extent that an FHLBank makes any payment on a consolidated obligation on behalf of another FHLBank, the paying FHLBank shall be entitled to reimbursement from the non-paying FHLBank, which has a corresponding obligation to reimburse the FHLBank to the extent of such assistance and other associated costs. However, if the Finance Agency determines that the non-paying FHLBank is unable to satisfy its obligations, then the Finance Agency may allocate the outstanding liability among the remaining FHLBanks on a pro rata basis in proportion to each FHLBank’s participation in all consolidated obligations outstanding, or on any other basis the Finance Agency may determine. Finance Agency regulations govern the issuance of debt on behalf of the FHLBanks and authorize the FHLBanks to issue consolidated obligations, through the OF as its agent. The Bank is not permitted to issue individual debt without Finance Agency approval. See Note 9 - Consolidated Obligations in the Bank’s 2024 Form 10-K for additional information.

Operational and Business Risks

    Operational Risk. Operational risk is defined as the potential for loss resulting from inadequate or failed internal processes, people, and systems, or from external events and encompasses risks related to housing mission-related activities, including the Bank’s member products and services activities and those associated with affordable housing programs or goals and other Bank business activities. The Bank considers various sources of risk of unexpected loss, including human error, fraud, unenforceability of legal contracts, deficiencies in internal controls and/or information systems, and the impact of cyber-security attacks, artificial intelligence errors, vendor breakdown, or damage from fire, theft, natural disaster or acts of terrorism. Generally, the category of operational risk includes loss exposures of a physical or procedural nature. Specifically, operational risk includes compliance, fraud, information/transaction, legal, cyber, vendor, people, succession and model risk. The Bank has established policies and procedures to manage each of the specific operational risks. The Bank’s approach to cybersecurity risk is discussed in Item 1C. Cybersecurity in the Bank’s 2024 Form 10-K.

    Business Risk. Business risk is the possibility of an adverse impact on the Bank’s profitability or financial or business strategies resulting from external factors that may occur in the short-term and/or long-term. This risk includes the potential for strategic business constraints to be imposed through regulatory, legislative or political changes. Examples of external factors may include, but are not limited to: macroeconomic conditions, financial services industry consolidation, a declining membership base, concentration of borrowing among members, the introduction of new competing products and services, increased non-Bank competition, weakening of the FHLBank System’s GSE status, changes in the deposit and mortgage markets for the Bank’s members, changes that occur as a result of legislation or new or changed regulatory guidance, reputation of the FHLBanks including among members, regulators and legislators, geopolitical instability, climate change, artificial intelligence and other factors that may have a significant direct or indirect impact on the ability of the Bank to achieve its mission and strategic objectives. The Bank’s various Risk Management Committees monitor economic indicators and the external environment in which the Bank operates for alignment with the Bank’s risk appetite. A discussion of various Bank risks was also included in Item 1A. Risk Factors in the Bank’s 2024 Form 10-K.

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

Item 1: Financial Statements (unaudited)

Federal Home Loan Bank of Pittsburgh
Statements of Income (unaudited)

	Three months ended September 30,		Nine months ended September 30,
(in thousands)	2025	2024	2025	2024
Interest income:
Advances	$534,385	$1,058,730	$1,933,769	$3,147,401
Interest-bearing deposits	33,580	51,864	109,204	154,576
Securities purchased under agreements to resell	27,184	112,166	131,281	307,693
Federal funds sold	107,909	44,607	256,477	125,662
Trading securities	1,079	1,543	3,551	4,864
Available-for-sale (AFS) securities	230,673	262,123	693,477	735,937
Held-to-maturity (HTM) securities	12,873	12,920	39,908	40,633
Mortgage loans held for portfolio	51,120	42,555	144,993	124,967
Total interest income	998,803	1,586,508	3,312,660	4,641,733
Interest expense:
Consolidated obligations - discount notes	79,351	143,277	266,589	466,347
Consolidated obligations - bonds	766,993	1,238,603	2,539,277	3,558,550
Deposits	7,362	8,721	21,401	26,901
Mandatorily redeemable capital stock and other borrowings	146	621	437	1,841
Total interest expense	853,852	1,391,222	2,827,704	4,053,639
Net interest income	144,951	195,286	484,956	588,094
Provision (reversal) for credit losses	377	(847)	1,872	1,135
Net interest income after provision for credit losses	144,574	196,133	483,084	586,959
Noninterest income (loss):
Net gains (losses) on investment securities (Note 2)	628	4,303	3,748	3,279
Net gains (losses) on derivatives (Note 5)	(6,276)	(17,965)	(25,894)	(10,618)
Standby letters of credit fees	8,580	8,823	26,187	25,750
Other, net	914	1,174	1,213	3,357
Total noninterest income (loss)	3,846	(3,665)	5,254	21,768
Other expense:
Compensation and benefits	15,887	16,875	47,793	47,934
Other operating	11,354	11,918	34,791	35,458
Finance Agency	2,474	2,055	7,424	6,168
Office of Finance	1,521	1,822	4,743	5,202
Voluntary contributions	9,269	10,362	28,096	27,497
Total other expense	40,505	43,032	122,847	122,259
Income before assessments	107,915	149,436	365,491	486,468
Affordable Housing Program (AHP) assessment	10,792	15,006	36,578	48,831
Net income	$97,123	$134,430	$328,913	$437,637

The accompanying notes are an integral part of these financial statements.

Federal Home Loan Bank of Pittsburgh
Statements of Comprehensive Income (Loss) (unaudited)

	Three months ended September 30,		Nine months ended September 30,
(in thousands)	2025	2024	2025	2024
Net income	$97,123	$134,430	$328,913	$437,637
Other comprehensive income (loss):
Net unrealized gains (losses) on AFS securities	38,164	30,517	17,745	69,307
Realized (gains) losses on AFS securities included in net income	—	—	(417)	—
Pension and post-retirement benefits	148	30	(3,382)	(1,863)
Total other comprehensive income (loss)	38,312	30,547	13,946	67,444
Total comprehensive income (loss)	$135,435	$164,977	$342,859	$505,081

The accompanying notes are an integral part of these financial statements.

Federal Home Loan Bank of Pittsburgh
Statements of Condition (unaudited)

(in thousands, except par value)	September 30, 2025	December 31, 2024
ASSETS
Cash and due from banks	$19,543	$17,340
Interest-bearing deposits (Note 2)	2,473,784	2,726,628
Securities purchased under agreements to resell (Note 2)	2,280,000	6,280,000
Federal funds sold (Note 2)	5,903,000	2,664,000
Investment securities: (Note 2)
Trading securities	119,169	149,153
AFS securities, net; amortized cost of $17,860,037 and $18,207,176	17,832,294	18,163,843
HTM securities; fair value of $1,173,394 and $1,219,392	1,221,361	1,298,808
Total investment securities	19,172,824	19,611,804
Advances (Note 3)	42,164,297	69,873,233
Mortgage loans held for portfolio, net (Note 4)	5,187,822	4,816,452
Accrued interest receivable	308,636	469,154
Derivative assets (Note 5)	301,096	353,629
Other assets	110,884	114,509
Total assets	$77,921,886	$106,926,749

LIABILITIES AND CAPITAL
Liabilities
Deposits	$576,741	$774,883
Consolidated obligations: (Note 6)
Discount notes	12,226,613	11,685,159
Bonds	59,653,325	87,965,104
Total consolidated obligations	71,879,938	99,650,263
Mandatorily redeemable capital stock (Note 7)	6,085	7,025
Accrued interest payable	424,768	540,958
AHP payable	180,413	160,654
Derivative liabilities (Note 5)	13,387	8,666
Other liabilities	153,703	150,232
Total liabilities	73,235,035	101,292,681
Commitments and contingencies (Note 10)
Capital (Note 7)
Capital stock - Class B putable ($100 par value) issued and outstanding shares 24,890 and 35,617, respectively	2,489,034	3,561,712
Retained earnings:
Unrestricted	1,431,019	1,370,000
Restricted	783,372	732,876
Total retained earnings	2,214,391	2,102,876
Accumulated Other Comprehensive Income (Loss) (AOCI)	(16,574)	(30,520)
Total capital	4,686,851	5,634,068
Total liabilities and capital	$77,921,886	$106,926,749

The accompanying notes are an integral part of these financial statements.

Federal Home Loan Bank of Pittsburgh
Statements of Cash Flows (unaudited)

	Nine months ended September 30,
(in thousands)	2025	2024
OPERATING ACTIVITIES
Net income	$328,913	$437,637
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization (accretion)	(28,542)	(54,511)
Net change in derivative and hedging activities	(399,953)	(188,668)
Net realized losses (gains) from sales of AFS securities	(417)	—
Net change in fair value adjustments on trading securities	(3,331)	(3,279)
Other adjustments, net	2,345	3,085
Net change in:
Accrued interest receivable	161,624	(21,101)
Other assets	6,010	(13,414)
Accrued interest payable	(116,105)	(128,465)
Other liabilities	23,230	74,328
Total adjustments	(355,139)	(332,025)
Net cash provided by (used in) operating activities	$(26,226)	$105,612
INVESTING ACTIVITIES
Net change in:
Interest-bearing deposits (including $(162) and $469 (to) from other FHLBanks)	$509,133	$186,929
Securities purchased under agreements to resell	4,000,000	1,200,000
Federal funds sold	(3,239,000)	(1,009,000)
Trading securities:
Proceeds	33,400	64,350
AFS securities:
Proceeds (includes $346,659, and $0 from sales)	2,074,550	1,103,029
Purchases	(1,452,730)	(4,225,845)
HTM securities:
Proceeds	175,514	150,760
Purchases	(99,707)	(197,236)
Advances:
Repaid	297,055,414	359,743,408
Originated	(269,222,848)	(360,393,132)
Mortgage loans held for portfolio:
Principal collected	325,266	280,524
Purchases	(708,967)	(337,070)
Other investing activities, net	(5,868)	(15,688)
Net cash provided by (used in) investing activities	$29,444,157	$(3,448,971)

Federal Home Loan Bank of Pittsburgh Statements of Cash Flows (unaudited)
(continued)
	Nine months ended September 30,
(in thousands)	2025	2024
FINANCING ACTIVITIES
Net change in deposits	$(172,155)	$68,906
Net proceeds from issuance of consolidated obligations:
Discount notes	285,269,264	375,934,871
Bonds	72,718,096	93,726,145
Payments for maturing and retiring consolidated obligations:
Discount notes	(284,711,752)	(379,809,621)
Bonds	(101,228,165)	(86,347,420)
Proceeds from issuance of capital stock	2,980,222	3,179,487
Payments for repurchase/redemption of capital stock	(4,052,900)	(3,161,817)
Payments for repurchase/redemption of mandatorily redeemable capital stock	(940)	(6,140)
Cash dividends paid	(217,398)	(235,170)
Net cash provided by (used in) financing activities	$(29,415,728)	$3,349,241
Net increase (decrease) in cash and due from banks	$2,203	$5,882
Cash and due from banks at beginning of the period	17,340	11,509
Cash and due from banks at end of the period	$19,543	$17,391
Supplemental disclosures:
Cash activities:
Interest paid	$2,995,149	$4,079,283
Non-cash activities:
Capital stock reclassified to mandatorily redeemable capital stock	—	5,820

The accompanying notes are an integral part of these financial statements.

Federal Home Loan Bank of Pittsburgh
Statements of Changes in Capital (unaudited)

	Capital Stock - Putable		Retained Earnings
(in thousands)	Shares	Par Value	Unrestricted	Restricted	Total	AOCI	Total Capital
June 30, 2024	36,695	$3,669,538	$1,301,470	$676,014	$1,977,484	$(35,591)	$5,611,431
Comprehensive income (loss)	—	—	107,544	26,886	134,430	30,547	164,977
Issuance of capital stock	14,497	1,449,646	—	—	—	—	1,449,646
Repurchase/redemption of capital stock	(11,868)	(1,186,804)	—	—	—	—	(1,186,804)
Cash dividends	—	—	(77,751)	—	(77,751)	—	(77,751)
September 30, 2024	39,324	$3,932,380	$1,331,263	$702,900	$2,034,163	$(5,044)	$5,961,499

June 30, 2025	29,312	$2,931,227	$1,405,664	$779,234	$2,184,898	$(54,886)	$5,061,239
Comprehensive income (loss)	—	—	92,985	4,138	97,123	38,312	135,435
Issuance of capital stock	11,344	1,134,414	—	—	—	—	1,134,414
Repurchase/redemption of capital stock	(15,766)	(1,576,607)	—	—	—	—	(1,576,607)
Cash dividends	—	—	(67,630)	—	(67,630)	—	(67,630)
September 30, 2025	24,890	$2,489,034	$1,431,019	$783,372	$2,214,391	$(16,574)	$4,686,851

	Capital Stock - Putable		Retained Earnings
(in thousands)	Shares	Par Value	Unrestricted	Restricted	Total	AOCI	Total Capital
December 31, 2023	39,205	$3,920,530	$1,216,323	$615,373	$1,831,696	$(72,488)	$5,679,738
Comprehensive income (loss)	—	—	350,110	87,527	437,637	67,444	505,081
Issuance of capital stock	31,795	3,179,487	—	—	—	—	3,179,487
Repurchase/redemption of capital stock	(31,618)	(3,161,817)	—	—	—	—	(3,161,817)
Stock reclassified to mandatorily redeemable capital stock	(58)	(5,820)	—	—	—	—	(5,820)
Cash dividends	—	—	(235,170)	—	(235,170)	—	(235,170)
September 30, 2024	39,324	$3,932,380	$1,331,263	$702,900	$2,034,163	$(5,044)	$5,961,499

December 31, 2024	35,617	$3,561,712	$1,370,000	$732,876	$2,102,876	$(30,520)	$5,634,068
Comprehensive income (loss)	—	—	278,417	50,496	328,913	13,946	342,859
Issuance of capital stock	29,802	2,980,222	—	—	—	—	2,980,222
Repurchase/redemption of capital stock	(40,529)	(4,052,900)	—	—	—	—	(4,052,900)
Cash dividends	—	—	(217,398)	—	(217,398)	—	(217,398)
September 30, 2025	24,890	$2,489,034	$1,431,019	$783,372	$2,214,391	$(16,574)	$4,686,851

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

The Finance Agency, an independent agency in the executive branch of the U.S. government, supervises and regulates the FHLBanks, Federal Home Loan Mortgage Corporation (Freddie Mac), and Federal National Mortgage Association (Fannie Mae). The Finance Agency’s mission is to ensure the housing GSEs fulfill their mission by operating in a safe and sound manner to serve as a reliable source for liquidity and funding for housing finance and community investment.

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

Note 1 – Changes in Accounting Principle and Recently Issued Accounting Standards and Interpretations

    The Bank did not adopt any new accounting standards during the nine months ended September 30, 2025.

    The following table provides a brief description of recently issued accounting standards which may have an impact on the Bank.

Standard	Description	Effective Date	Effect on the Financial Statements or Other Significant Matters
ASU 2024-03: Income Statement - Reporting Comprehensive Income- Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses	This ASU requires disaggregated income disclosure of certain income statement expense categories in the Notes to the Financial Statements.	This ASU will become effective for the Bank for the year ending December 31, 2027.	The Bank is evaluating the impact of this ASU on its disclosures.
ASU 2025-06: Intangibles - Goodwill and Other - Internal-Use Software (Subtopic 350-40): Targeted Improvements to the Accounting for Internal-Use Software
This ASU revises certain components of the accounting for internal-use software costs to remove all references to prescriptive and sequential software development stages. The ASU requires that capitalization of costs to develop software begin when:
▪Management has authorized and committed to funding the software project, and
▪It is probable that the project will be completed and the software will be used to perform the function intended.
		This ASU will become effective for the Bank beginning on January 1, 2028. Early adoption is permitted.	The adoption of this ASU is not expected to have a material impact on the Bank's financial statements.

Notes to Unaudited Financial Statements (continued)
Note 2 – Investments

The Bank has short-term investments and may make other investments in debt securities, which are classified as trading, AFS, or HTM as further described below.

Interest-Bearing Deposits, Securities Purchased under Agreements to Resell, and Federal Funds Sold

The Bank makes short-term investments in interest-bearing deposits, securities purchased under agreements to resell, and Federal funds sold to provide liquidity. At September 30, 2025 and December 31, 2024, all investments in interest-bearing deposits, securities purchased under agreements to resell, and Federal funds sold were repaid according to the contractual terms; no ACL was recorded for these assets at September 30, 2025 and December 31, 2024. At September 30, 2025, none of these investments were with counterparties rated below BBB or with unrated counterparties. For additional descriptions on the these investments, see Note 4 - Investments in the Bank’s 2024 Form 10-K.

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

At September 30, 2025 and December 31, 2024, total investment securities and accrued interest had no net unsettled purchases which represent a non-cash activity which are not reflected on the Statements of Cash Flows.

    Trading Securities. The following table presents the fair value of trading securities by major security type at September 30, 2025 and December 31, 2024.

(in thousands)	September 30, 2025	December 31, 2024
GSE obligations	$119,169	$149,153

The following table presents net gains (losses) on trading securities for the three and nine months ended September 30, 2025 and 2024.

	Three months ended September 30,		Nine months ended September 30,
(in thousands)	2025	2024	2025	2024
Net unrealized gains (losses) on trading securities held at period-end	$606	$4,165	$3,203	$2,787
Net gains (losses) on trading securities sold/matured during the period	22	138	128	492
Net gains (losses) on trading securities	$628	$4,303	$3,331	$3,279

Notes to Unaudited Financial Statements (continued)
AFS Securities. The following tables presents AFS securities by major security type at September 30, 2025 and December 31, 2024.

	September 30, 2025
(in thousands)	Amortized Cost (1)	Allowance for Credit Losses	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Non-MBS:
U.S. Treasury obligations	$3,950,955	$—	$3,720	$(1,922)	$3,952,753
GSE and TVA obligations	847,827	—	15,815	(1,156)	862,486
State or local agency obligations	181,085	—	11	(9,095)	172,001
Total non-MBS	$4,979,867	$—	$19,546	$(12,173)	$4,987,240
MBS:
U.S. obligations single-family	$1,407,829	$—	$1,916	$(8,485)	$1,401,260
GSE single-family	4,993,695	—	4,822	(40,158)	4,958,359
GSE multifamily	6,360,106	—	28,194	(8,032)	6,380,268
Private label	118,540	(15,898)	4,366	(1,841)	105,167
Total MBS	$12,880,170	$(15,898)	$39,298	$(58,516)	$12,845,054
Total AFS securities	$17,860,037	$(15,898)	$58,844	$(70,689)	$17,832,294

	December 31, 2024
(in thousands)	Amortized Cost (1)	Allowance for Credit Losses	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Non-MBS:
U.S. Treasury obligations	$4,112,393	$—	$4,283	$(3,721)	$4,112,955
GSE and TVA obligations	890,230	—	18,885	(1,991)	907,124
State or local agency obligations	182,220	—	—	(12,884)	169,336
Total non-MBS	$5,184,843	$—	$23,168	$(18,596)	$5,189,415
MBS:
U.S. obligations single-family	$1,720,328	$—	$4,404	$(12,348)	$1,712,384
GSE single-family	4,634,380	—	5,162	(41,657)	4,597,885
GSE multifamily	6,543,485	—	19,372	(12,193)	6,550,664
Private label	124,140	(14,160)	5,235	(1,720)	113,495
Total MBS	$13,022,333	$(14,160)	$34,173	$(67,918)	$12,974,428
Total AFS securities	$18,207,176	$(14,160)	$57,341	$(86,514)	$18,163,843
Note:
(1) Includes adjustments made to the cost basis of investments for accretion, amortization and/or fair value hedge accounting adjustments, and excludes accrued interest receivable of $57.5 million at September 30, 2025 and $55.0 million at December 31, 2024.

Notes to Unaudited Financial Statements (continued)
The following tables summarize the AFS securities with gross unrealized losses as of September 30, 2025 and December 31, 2024. The gross unrealized losses are aggregated by major security type and length of time that individual securities have been in a continuous unrealized loss position.

	September 30, 2025
	Less than 12 Months		Greater than 12 Months		Total
(in thousands)	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
Non-MBS:
U.S. Treasury obligations	$937,084	$(655)	$278,618	$(1,267)	$1,215,702	$(1,922)
GSE and TVA obligations	—	—	26,492	(1,156)	26,492	(1,156)
State or local agency obligations	—	—	154,095	(9,095)	154,095	(9,095)
Total non-MBS	$937,084	$(655)	$459,205	$(11,518)	$1,396,289	$(12,173)
MBS:
U.S. obligations single-family	$281,171	$(424)	$674,087	$(8,061)	$955,258	$(8,485)
GSE single-family	2,987,199	(8,886)	1,362,911	(31,272)	4,350,110	(40,158)
GSE multifamily	585,631	(509)	2,085,780	(7,523)	2,671,411	(8,032)
Private label	—	—	23,981	(1,841)	23,981	(1,841)
Total MBS	$3,854,001	$(9,819)	$4,146,759	$(48,697)	$8,000,760	$(58,516)
Total	$4,791,085	$(10,474)	$4,605,964	$(60,215)	$9,397,049	$(70,689)

	December 31, 2024
	Less than 12 Months		Greater than 12 Months		Total
(in thousands)	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
Non-MBS:
U.S. Treasury obligations	$874,903	$(1,629)	$71,918	$(2,092)	$946,821	$(3,721)
GSE and TVA obligations	3,812	(38)	25,756	(1,953)	29,568	(1,991)
State or local agency obligations	15,399	(432)	145,948	(12,452)	161,347	(12,884)
Total non-MBS	$894,114	$(2,099)	$243,622	$(16,497)	$1,137,736	$(18,596)
MBS:
U.S. obligations single-family	$146,724	$(161)	$775,551	$(12,187)	$922,275	$(12,348)
GSE single-family	1,283,490	(2,825)	1,326,685	(38,832)	2,610,175	(41,657)
GSE multifamily	889,299	(2,461)	2,380,004	(9,732)	3,269,303	(12,193)
Private label	—	—	32,890	(1,720)	32,890	(1,720)
Total MBS	$2,319,513	$(5,447)	$4,515,130	$(62,471)	$6,834,643	$(67,918)
Total	$3,213,627	$(7,546)	$4,758,752	$(78,968)	$7,972,379	$(86,514)

Redemption Terms. The amortized cost and fair value of AFS securities by contractual maturity as of September 30, 2025 and December 31, 2024 are presented below. Expected maturities of some securities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment fees. MBS are not presented by contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment fees.

Notes to Unaudited Financial Statements (continued)

(in thousands)	September 30, 2025		December 31, 2024
Year of Maturity	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Non-MBS:
Due in one year or less	$1,005,160	$1,005,966	$464,286	$464,603
Due after one year through five years	3,370,729	3,381,930	3,894,415	3,904,699
Due after five years through ten years	511,058	513,400	732,897	735,194
Due after ten years	92,920	85,944	93,245	84,919
Total non-MBS	4,979,867	4,987,240	5,184,843	5,189,415
MBS	12,880,170	12,845,054	13,022,333	12,974,428
Total AFS securities	$17,860,037	$17,832,294	$18,207,176	$18,163,843

Interest Rate Payment Terms. The following table details interest payment terms at September 30, 2025 and December 31, 2024.

(in thousands)	September 30, 2025	December 31, 2024
Amortized cost of AFS non-MBS:
Fixed-rate	$4,979,867	$5,184,843
Total non-MBS	$4,979,867	$5,184,843
Amortized cost of AFS MBS:
Fixed-rate	$4,773,434	$4,399,681
Variable-rate	8,106,736	8,622,652
Total MBS	$12,880,170	$13,022,333
Total amortized cost of AFS securities	$17,860,037	$18,207,176

Realized Gains (Losses) on AFS Securities. The following table provides a summary of proceeds, gross gains and losses on sales of AFS securities for the three and nine months ended September 30, 2025 and September 30, 2024

	Three months ended September 30,		Nine months ended September 30,
(in thousands)	2025	2024	2025	2024
Proceeds from sales of AFS securities	$—	$—	$346,659	$—
Gross gains on AFS securities	$—	$—	$417	$—
Net realized gains(losses) from sales of AFS securities	$—	$—	$417	$—

HTM Securities. The following table presents HTM securities by major security type at September 30, 2025 and December 31, 2024.

	September 30, 2025
(in thousands)	Amortized Cost (1)	Gross Unrealized Holding Gains	Gross Unrealized Holding Losses	Fair Value
MBS:
U.S. obligations single-family	$519,803	$3,510	$(2,716)	$520,597
GSE single-family	431,872	1,511	(47,549)	385,834
GSE multifamily	239,018	—	(1,356)	237,662
Private label	30,668	7	(1,374)	29,301
Total MBS	$1,221,361	$5,028	$(52,995)	$1,173,394
Total HTM securities	$1,221,361	$5,028	$(52,995)	$1,173,394

Notes to Unaudited Financial Statements (continued)

	December 31, 2024
(in thousands)	Amortized Cost (1)	Gross Unrealized Holding Gains	Gross Unrealized Holding Losses	Fair Value
MBS:
U.S. obligations single-family	$635,986	$1,416	$(9,814)	$627,588
GSE single-family	382,388	771	(61,929)	321,230
GSE multifamily	243,913	—	(8,059)	235,854
Private label	36,521	—	(1,801)	34,720
Total MBS	$1,298,808	$2,187	$(81,603)	$1,219,392
Total HTM securities	$1,298,808	$2,187	$(81,603)	$1,219,392
Note:
(1) Includes adjustments made to the cost basis of investments for accretion and amortization and excludes accrued interest receivable of $4.3 million at September 30, 2025 and $4.5 million at December 31, 2024.

Redemption Terms. The HTM securities consisted entirely of MBS, and as such are not presented by contractual maturity because borrowers may have the right to call or prepay obligations with or without call or prepayment fees.

Interest Rate Payment Terms. The following table details interest rate payment terms at September 30, 2025 and December 31, 2024.

(in thousands)	September 30, 2025	December 31, 2024
Amortized cost of HTM MBS:
Fixed-rate	$1,145,145	$1,208,978
Variable-rate	76,216	89,830
Total MBS	$1,221,361	$1,298,808
Total HTM securities	$1,221,361	$1,298,808

Debt Securities ACL. The Bank evaluates AFS and HTM securities for credit losses on a quarterly basis. For additional information on the Bank’s ACL methodology on debt securities, see Note 4 - Investments in the Bank’s 2024 Form 10-K. For HTM securities, there was no ACL at September 30, 2025 and December 31, 2024. For AFS securities, the Bank recorded an ACL only on its private label MBS at September 30, 2025 and December 31, 2024.

The following table presents a rollforward of the ACL on AFS securities for the three and nine months ended September 30, 2025 and 2024.

	Private label MBS
	Three months ended September 30,		Nine months ended September 30,
(in thousands)	2025	2024	2025	2024
Balance, beginning of period	$15,653	$13,938	$14,160	$11,988
Increases (decreases) for securities with a previous ACL or OTTI recorded	245	(889)	1,738	1,061
Balance, end of period	$15,898	$13,049	$15,898	$13,049

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

The following table details the Bank’s advances portfolio by year of redemption and weighted-average interest rate as of September 30, 2025 and December 31, 2024.

(dollars in thousands)	September 30, 2025		December 31, 2024
Year of Redemption	Amount	Weighted Average Interest Rate	Amount	Weighted Average Interest Rate
Due in 1 year or less	$26,636,443	4.42%	$50,974,262	4.65%
Due after 1 year through 2 years	10,193,785	4.28	11,301,368	4.56
Due after 2 years through 3 years	4,807,918	4.31	4,861,364	4.23
Due after 3 years through 4 years	342,627	4.29	2,570,166	4.50
Due after 4 years through 5 years	60,894	4.06	162,463	4.23
Thereafter	153,402	3.42	158,012	3.38
Total par value	$42,195,069	4.37%	$70,027,635	4.59%
Deferred prepayment fees	(77)		(276)
Fair value hedging adjustments	(30,695)		(154,126)
Total book value (1)	$42,164,297		$69,873,233
Note:
(1) Amounts exclude accrued interest receivable of $204.6 million and $372.7 million at September 30, 2025 and December 31, 2024, respectively

The Bank offers certain advances to members that provide a member the right, based upon predetermined exercise dates, to prepay the advance prior to maturity without incurring prepayment or termination fees (returnable advances).

At September 30, 2025 and December 31, 2024, the Bank did not have any advances with embedded features that met the requirements to separate the embedded feature from the host contract and designate the embedded feature as a stand-alone derivative.

The following table summarizes advances by the earlier of year of redemption or next call date as of September 30, 2025 and December 31, 2024.

	Year of Redemption or Next Call Date
(in thousands)	September 30, 2025	December 31, 2024
Due in 1 year or less	$27,061,443	$51,094,262
Due after 1 year through 2 years	9,861,285	11,286,368
Due after 2 years through 3 years	4,755,418	4,848,864
Due after 3 years through 4 years	302,627	2,477,666
Due after 4 years through 5 years	60,894	162,463
Thereafter	153,402	158,012
Total par value	$42,195,069	$70,027,635

Notes to Unaudited Financial Statements (continued)
Interest Rate Payment Terms. The following table details interest rate payment terms by year of redemption for advances as of September 30, 2025 and December 31, 2024.

(in thousands)	September 30, 2025	December 31, 2024
Fixed-rate – overnight	$2,703,462	$1,503,283
Fixed-rate – term:
Due in 1 year or less	$11,824,166	$11,217,969
Thereafter	8,108,626	9,708,373
Total fixed-rate	$22,636,254	$22,429,625
Variable-rate:
Due in 1 year or less	$12,108,815	$38,253,010
Thereafter	7,450,000	9,345,000
Total variable-rate	$19,558,815	$47,598,010
Total par value	$42,195,069	$70,027,635

Credit Risk Exposure and Security Terms. The Bank’s potential credit risk from advances is primarily concentrated in commercial banks. As of September 30, 2025, the Bank had advances of $29.2 billion outstanding to the five largest borrowers, which represented 69.2% of the total principal amount of advances outstanding. Of those five, two had outstanding advances that were in excess of 10% of the Bank’s total portfolio at September 30, 2025.

As of December 31, 2024, the Bank had advances of $56.4 billion outstanding to the five largest borrowers, which represented 80.5% of the total principal amount of advances outstanding. Of these five, two had outstanding advances that were in excess of 10% of the Bank’s total portfolio at December 31, 2024.

Advances ACL. The Bank evaluates advances for credit losses on a quarterly basis. At September 30, 2025 and December 31, 2024, the Bank did not have any credit products that were past due, on nonaccrual status, or considered impaired. In addition, the Bank did not have any modifications related to advances with borrowers experiencing financial difficulties during the first nine months of 2025.

The Bank continues to evaluate and, as necessary, make changes to its collateral guidelines based on current market conditions. At September 30, 2025 and December 31, 2024, the Bank had rights to collateral on a member-by-member basis with a value in excess of its outstanding extensions of credit. Based on the Bank’s collateral policies, collateral held as security and repayment history of no credit loss, the Bank has not recorded an ACL at September 30, 2025 or December 31, 2024. For additional information on the Bank’s ACL methodology on advances, see Note 5 - Advances in the Bank’s 2024 Form 10-K.

Notes to Unaudited Financial Statements (continued)
Note 4 – Mortgage Loans Held for Portfolio

Under the MPF Program, the Bank invests in mortgage loans that it purchases from its participating members and housing associates. The Bank’s participating members originate, service, and credit enhance residential mortgage loans that are sold to the Bank. See Note 8 – Transactions with Related Parties in this Form 10-Q for further information regarding transactions with related parties.

The following table presents balances as of September 30, 2025 and December 31, 2024 for mortgage loans held for portfolio.

(in thousands)	September 30, 2025	December 31, 2024
Fixed-rate long-term single-family mortgages (1)	$5,060,058	$4,674,020
Fixed-rate medium-term single-family mortgages (2)	81,312	95,558
Total par value	5,141,370	4,769,578
Premiums	73,271	66,974
Discounts	(12,144)	(12,239)
Hedging adjustments	(12,443)	(5,432)
Total mortgage loans held for portfolio (3)	$5,190,054	$4,818,881
Allowance for credit losses on mortgage loans	(2,232)	(2,429)
Mortgage loans held for portfolio, net	$5,187,822	$4,816,452
Notes:
(1) Long-term is defined as an original term of greater than 15 years and up to 30 years.
(2) Medium-term is defined as an original term of 15 years or less.
(3) Amounts exclude accrued interest receivable of $31.8 million at September 30, 2025 and $27.4 million at December 31, 2024.

The following table details the par value of mortgage loans held for portfolio outstanding categorized by type as of September 30, 2025 and December 31, 2024.

(in thousands)	September 30, 2025	December 31, 2024
Conventional loans	$5,055,478	$4,677,261
Government-guaranteed/insured loans	85,892	92,317
Total par value	$5,141,370	$4,769,578

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

Notes to Unaudited Financial Statements (continued)
Credit Quality Indicator for Conventional Mortgage Loans. The following table presents the payment status for conventional mortgage loans at September 30, 2025 and December 31, 2024.

	September 30, 2025
(in thousands)	Origination Year
Payment Status, at amortized cost (1)	Prior to 2021	2021 to 2025	Total
Past due 30-59 days	$27,211	$17,327	$44,538
Past due 60-89 days	4,361	5,849	10,210
Past due 90 days or more	13,001	8,330	21,331
Total past due loans	$44,573	$31,506	$76,079
Current loans	2,146,042	2,880,350	5,026,392
Total conventional loans	$2,190,615	$2,911,856	$5,102,471

	December 31, 2024
	Origination Year
Payment Status, at amortized cost (1)	Prior to 2020	2020 to 2024	Total
Past due 30-59 days	$21,986	$19,827	$41,813
Past due 60-89 days	5,694	6,238	11,932
Past due 90 days or more	12,151	9,409	21,560
Total past due loans	$39,831	$35,474	$75,305
Current loans	1,443,397	3,205,963	4,649,360
Total conventional loans	$1,483,228	$3,241,437	$4,724,665
Note:
(1) The amortized cost at September 30, 2025 and December 31, 2024 excludes accrued interest receivable.

Other Delinquency Statistics. The following table presents the delinquency statistics for the Bank’s mortgage loans at September 30, 2025 and December 31, 2024.

	September 30, 2025
(dollars in thousands) (1)	Conventional MPF Loans	Government-Guaranteed or Insured Loans	Total
In process of foreclosure, included above (2)	$5,916	$672	$6,588
Serious delinquency rate (3)	0.4%	2.6%	0.5%
Past due 90 days or more still accruing interest	$—	$2,247	$2,247
Loans on nonaccrual status	$25,644	$—	$25,644

	December 31, 2024
(dollars in thousands) (1)	Conventional MPF Loans	Government-Guaranteed or Insured Loans	Total
In process of foreclosure, included above (2)	$5,171	$301	$5,472
Serious delinquency rate (3)	0.5%	3.0%	0.5%
Past due 90 days or more still accruing interest	$—	$2,814	$2,814
Loans on nonaccrual status	$25,173	$—	$25,173
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

Notes to Unaudited Financial Statements (continued)
Mortgage Loans Held for Portfolio ACL. The Bank evaluates mortgage loans for credit losses on a quarterly basis. For additional information on the Bank’s ACL methodology on mortgage loans, see Note 6 - Mortgage Loans Held for Portfolio in the Bank’s 2024 Form 10-K. The Bank has not recorded an ACL for government-guaranteed or -insured mortgage loans at September 30, 2025 or December 31, 2024. The amount of Real Estate Owned (REO) reported in Other assets on the Statements of Condition was immaterial at both September 30, 2025 and December 31, 2024.

The following table presents a rollforward of the ACL on conventional MPF loans for the three and nine months ended September 30, 2025 and 2024.

	Three months ended September 30,		Nine months ended September 30,
(in thousands)	2025	2024	2025	2024
Balance, beginning of period	$2,191	$2,694	$2,429	$3,018
(Charge-offs) Recoveries, net (1)	(91)	(342)	(331)	(698)
Provision (reversal) for credit losses	132	42	134	74
Balance, end of period	$2,232	$2,394	$2,232	$2,394
Note:
(1) Net charge-offs that the Bank does not expect to recover through CE receivable.

Notes to Unaudited Financial Statements (continued)
Note 5 – Derivatives and Hedging Activities

Nature of Business Activity. The Bank is exposed to interest rate risk primarily from the effect of interest rate changes on its interest-earning assets and interest-bearing liabilities that finance these assets. The goal of the Bank’s interest rate risk management strategy is not to eliminate interest rate risk but to manage it within appropriate limits. To mitigate the risk of loss, the Bank has established policies and procedures that include guidelines on the amount of exposure to interest rate changes it is willing to accept. In addition, the Bank monitors the risk to its interest income, net interest margin and average maturity of interest-earning assets and interest-bearing liabilities. For additional information on the Bank’s derivative transactions, see Note 7 - Derivatives and Hedging Activities in the Bank’s 2024 Form 10-K.

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

	September 30, 2025
(in thousands)	Notional Amount of Derivatives	Derivative Assets	Derivative Liabilities
Derivatives designated as hedging instruments:
Interest rate swaps	$51,360,248	$97,806	$174,329
Derivatives not designated as hedging instruments:
Interest rate swaps	$4,225,513	$6,204	$9,319
Interest rate caps or floors	2,725,000	1,486	—
Mortgage delivery commitments	25,044	1	313
Total derivatives not designated as hedging instruments:	$6,975,557	$7,691	$9,632
Total derivatives before netting and collateral adjustments	$58,335,805	$105,497	$183,961
Netting adjustments and cash collateral (1)		195,599	(170,574)
Total derivative assets and total derivative liabilities		$301,096	$13,387

	December 31, 2024
(in thousands)	Notional Amount of Derivatives	Derivative Assets	Derivative Liabilities
Derivatives designated as hedging instruments:
Interest rate swaps	$45,422,034	$58,925	$357,182
Derivatives not designated as hedging instruments:
Interest rate swaps	$2,667,496	$4,230	$14,656
Interest rate caps or floors	2,225,000	4,237	—
Mortgage delivery commitments	20,561	7	237
Total derivatives not designated as hedging instruments:	$4,913,057	$8,474	$14,893
Total derivatives before netting and collateral adjustments	$50,335,091	$67,399	$372,075
Netting adjustments and cash collateral (1)		286,230	(363,409)
Total derivative assets and total derivative liabilities		$353,629	$8,666
Note:
(1) Amounts represent the application of the netting requirements that allow the Bank to settle positive and negative positions and also cash collateral and related accrued interest held or placed by the Bank with the same clearing agent and/or counterparties. Cash collateral posted including accrued interest was $401.0 million for September 30, 2025 and $658.4 million for December 31, 2024. Cash collateral received was $34.9 million for September 30, 2025 and $8.8 million for December 31, 2024.

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

(in thousands)	Three months ended September 30, 2025
Hedged item type	Advances	AFS securities	Mortgage loans held for portfolio	Consolidated obligations – discount notes	Consolidated obligations – bonds
Total interest income/ (expense)	$534,385	$230,673	$51,120	$(79,351)	$(766,993)

Gains/(losses) on derivative	$(14,798)	$(32,898)	$—	$1,861	$52,437
Gains/ (losses) on hedged item	14,851	32,766	265	(2,785)	(52,622)
Net interest settlements	24,938	37,424	—	(1,168)	(58,115)
Effect of derivatives on net interest income	$24,991	$37,292	$265	$(2,092)	$(58,300)

(in thousands)	Nine months ended September 30, 2025
Hedged item type	Advances	AFS securities	Mortgage loans held for portfolio	Consolidated obligations – discount notes	Consolidated obligations – bonds
Total interest income/ (expense)	$1,933,769	$693,477	$144,993	$(266,589)	$(2,539,277)

Gains/(losses) on derivative	$(123,193)	$(255,582)	$—	$324	$197,419
Gains/ (losses) on hedged item	123,430	255,490	508	(35)	(197,486)
Net interest settlements	79,224	108,199	—	(1,389)	(168,498)
Effect of derivatives on net interest income	$79,461	$108,107	$508	$(1,100)	$(168,565)

(in thousands)	Three months ended September 30, 2024
Hedged item type	Advances	AFS securities	Mortgage loans held for portfolio	Consolidated obligations – discount notes	Consolidated obligations – bonds
Total interest income / (expense)	$1,058,730	$262,123	$42,555	$(143,277)	$(1,238,603)

Gains/(losses) on derivative	$(245,715)	$(292,757)	$—	$1,841	$298,007
Gains/ (losses) on hedged item	245,823	289,817	(91)	(1,638)	(298,041)
Net interest settlements	74,955	56,888	—	(995)	(124,212)
Effect of derivatives on net interest income	$75,063	$53,948	$(91)	$(792)	$(124,246)

(in thousands)	Nine months ended September 30, 2024
Hedged item type	Advances	AFS securities	Mortgage loans held for portfolio	Consolidated obligations – discount notes	Consolidated obligations – bonds
Total interest income / (expense)	$3,147,401	$735,937	$124,967	$(466,347)	$(3,558,550)

Gains/(losses) on derivative	$(183,617)	$(164,311)	$—	$823	$344,215
Gains/ (losses) on hedged item	183,856	161,450	(256)	(1,079)	(343,370)
Net interest settlements	241,114	163,526	—	(3,723)	(414,514)
Effect of derivatives on net interest income	$241,353	$160,665	$(256)	$(3,979)	$(413,669)

Notes to Unaudited Financial Statements (continued)
The following table presents the cumulative amount of fair value hedging adjustments and the related carrying amount of the hedged items.

(in thousands)	September 30, 2025
Hedged item type	Advances	AFS securities	Consolidated obligations – discount notes	Consolidated obligations – bonds
Amortized cost of hedged asset/liability (1)	$11,794,760	$8,893,004	$9,742,157	$20,581,524

Basis adjustments for active hedge relationships included in amortized cost	$(30,612)	$(127,891)	$2,840	$(138,797)
Basis adjustments for discontinued hedge relationships included in amortized cost	(83)	530	—	—
Total amount of fair value hedging basis adjustments	$(30,695)	$(127,361)	$2,840	$(138,797)

(in thousands)	December 31, 2024
Hedged item type	Advances	AFS securities	Consolidated obligations – discount notes	Consolidated obligations – bonds
Amortized cost of hedged asset/liability (1)	$13,682,797	$8,656,149	$4,637,983	$17,551,788

Basis adjustments for active hedge relationships included in amortized cost	$(153,830)	$(383,451)	$2,806	$(336,283)
Basis adjustments for discontinued hedge relationships included in amortized cost	(296)	600	—	—
Total amount of fair value hedging basis adjustments	$(154,126)	$(382,851)	$2,806	$(336,283)
Note:
(1) Includes only the portion of amortized cost representing the hedged items in active or discontinued fair value hedging relationships. Amortized cost includes fair value hedging adjustments.

The following table presents net gains (losses) related to derivatives not designated as hedging instruments in noninterest income.

	Three months ended September 30,		Nine months ended September 30,
(in thousands)	2025	2024	2025	2024
Derivatives not designated as hedging instruments:
Economic hedges:
Interest rate swaps	$(3,958)	$(18,319)	$(18,324)	$(13,140)
Interest rate caps or floors	(965)	(1,829)	(4,718)	(2,910)
Net interest settlements	1,377	3,888	4,861	9,494
Mortgage delivery commitments	(2,730)	(1,591)	(7,475)	(2,797)
Other	1	—	1	1
Total net gains (losses) related to derivatives not designated as hedging instruments	$(6,275)	$(17,851)	$(25,655)	$(9,352)
Other - price alignment amount on cleared derivatives (1)	(1)	(114)	(239)	(1,266)
Net gains (losses) on derivatives	$(6,276)	$(17,965)	$(25,894)	$(10,618)
Note:
(1) This amount is for derivatives for which variation margin is characterized as a daily settled contract.

The Bank had no active cash flow hedging relationships during the first nine months of 2025 or 2024.

Managing Credit Risk on Derivatives. The Bank is subject to credit risk due to the risk of nonperformance by counterparties to its derivative transactions. For additional information on the Bank’s credit risk management, see Note 7 - Derivatives and Hedging Activities in the Bank’s 2024 Form 10-K.

Notes to Unaudited Financial Statements (continued)
Uncleared derivative transactions executed on or after the September 1, 2022, are subject to two-way initial margin requirements as mandated by the Wall Street Reform and Consumer Protection Act. As of September 30, 2025, the Bank did not exceed initial margin thresholds and was not required to post two-way initial margin.

For cleared derivatives, Derivative Clearing Organizations (Clearing Houses) are the Bank’s counterparties. The Clearing House determines initial margin requirements and generally credit ratings are not factored into the determination. However, clearing agents may require additional initial margin to be posted based on credit considerations, including but not limited to credit rating downgrades. The Bank was not required by its clearing agents to post additional initial margin at September 30, 2025.

Based on credit analyses and collateral requirements, the Bank does not anticipate credit losses related to its derivative agreements. See Note 14 - Estimated Fair Values the Bank’s 2024 Form 10-K for discussion regarding the Bank’s fair value methodology for derivative assets and liabilities, including an evaluation of the potential for the fair value of these instruments to be affected by counterparty credit risk.

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

	September 30, 2025
	Derivative Instruments Meeting Netting Requirements
(in thousands)	Gross Recognized Amount	Gross Amounts of Netting Adjustments and Cash Collateral	Net amounts after netting adjustments and cash collateral	Derivative Instruments Not Meeting Netting Requirements (1)	Total Derivative Assets and Total Derivative Liabilities
Derivative assets
Uncleared	$104,173	$(101,979)	$2,194	$1	$2,195
Cleared	1,323	297,578	298,901	—	298,901
Total derivative assets	$105,496	$195,599	$301,095	$1	$301,096
Derivative liabilities
Uncleared	$174,767	$(161,693)	$13,074	$313	$13,387
Cleared	8,881	(8,881)	—	—	—
Total derivative liabilities	$183,648	$(170,574)	$13,074	$313	$13,387

Notes to Unaudited Financial Statements (continued)

	December 31, 2024
	Derivative Instruments Meeting Netting Requirements
(in thousands)	Gross Recognized Amount	Gross Amounts of Netting Adjustments and Cash Collateral	Net amounts after netting adjustments and cash collateral	Derivative Instruments Not Meeting Netting Requirements (1)	Total Derivative Assets and Total Derivative Liabilities
Derivative assets
Uncleared	$64,028	$(62,931)	$1,097	$7	$1,104
Cleared	3,364	349,161	352,525	—	352,525
Total derivative assets	$67,392	$286,230	$353,622	$7	$353,629
Derivative liabilities
Uncleared	$370,972	$(362,543)	$8,429	$237	$8,666
Cleared	866	(866)	—	—	—
Total derivative liabilities	$371,838	$(363,409)	$8,429	$237	8,666
Note:
(1) Represents derivatives that are not subject to an enforceable netting agreement (e.g., mortgage delivery commitments).

Notes to Unaudited Financial Statements (continued)
Note 6 – Consolidated Obligations

Consolidated obligations consist of bonds and discount notes. Although the Bank is primarily liable for its portion of consolidated obligations, the Bank is also jointly and severally liable with the other ten FHLBanks for the payment of principal and interest on all consolidated obligations of each of the FHLBanks. The par amounts of the 11 FHLBanks’ outstanding consolidated obligations were $1,184.1 billion at September 30, 2025 and $1,193.0 billion at December 31, 2024. Additional detailed information regarding consolidated obligations including general terms and interest rate payment terms can be found in Note 9 - Consolidated Obligations in the Bank’s 2024 Form 10-K.
The following table details interest rate payment terms for the Bank’s consolidated obligation bonds as of September 30, 2025 and December 31, 2024.

(in thousands)	September 30, 2025	December 31, 2024
Par value of consolidated bonds:
Fixed-rate	$30,550,200	$26,415,025
Step-up	1,100,000	1,341,000
Floating-rate	28,135,000	60,539,400
Total par value	$59,785,200	$88,295,425
Maturity Terms. The following table presents a summary of the Bank’s consolidated obligation bonds outstanding by year of contractual maturity and weighted-average interest rate at September 30, 2025 and December 31, 2024.

(dollars in thousands)	September 30, 2025		December 31, 2024
Year of Contractual Maturity	Amount	Weighted Average Interest Rate	Amount	Weighted Average Interest Rate
Due in 1 year or less	$44,640,140	3.82%	$69,412,265	4.34%
Due after 1 year through 2 years	5,522,500	2.69	8,746,000	2.14
Due after 2 years through 3 years	3,196,650	3.77	2,462,900	3.38
Due after 3 years through 4 years	1,503,410	3.91	2,484,125	3.64
Due after 4 years through 5 years	1,398,500	3.68	1,905,135	4.41
Thereafter	3,524,000	3.61	3,285,000	3.20
Total par value	$59,785,200	3.70%	$88,295,425	4.03%
Bond premiums	$21,080		$21,576
Bond discounts	(7,358)		(8,766)
Concession fees	(6,800)		(6,848)
Fair value hedging adjustments	(138,797)		(336,283)
Total book value	$59,653,325		$87,965,104

The following table presents the Bank’s consolidated obligation bonds outstanding between noncallable and callable as of September 30, 2025 and December 31, 2024.

(in thousands)	September 30, 2025	December 31, 2024
Noncallable	$34,963,460	$65,083,925
Callable	24,821,740	23,211,500
Total par value	$59,785,200	$88,295,425

Notes to Unaudited Financial Statements (continued)
The following table presents consolidated obligation bonds outstanding by the earlier of contractual maturity or next call date as of September 30, 2025 and December 31, 2024.

	Year of Contractual Maturity or Next Call Date
(in thousands)	September 30, 2025	December 31, 2024
Due in 1 year or less	$54,585,140	$81,109,765
Due after 1 year through 2 years	1,619,000	3,376,500
Due after 2 years through 3 years	1,700,150	1,007,900
Due after 3 years through 4 years	657,410	1,713,125
Due after 4 years through 5 years	520,500	336,135
Thereafter	703,000	752,000
Total par value	$59,785,200	$88,295,425

Consolidated Obligation Discount Notes. Consolidated obligation discount notes are issued to raise short-term funds. Discount notes are consolidated obligations with original maturities up to one year. These notes are issued at less than their face amount and redeemed at par value when they mature. The following table details the Bank’s consolidated obligation discount notes as of September 30, 2025 and December 31, 2024.

(dollars in thousands)	September 30, 2025	December 31, 2024
Book value	$12,226,613	$11,685,159
Par value	$12,347,930	$11,777,387
Weighted average interest rate (1)	4.08%	4.42%
Note:
(1) Represents yield to maturity excluding concession fees and hedging adjustments.

Notes to Unaudited Financial Statements (continued)
Note 7 – Capital

    The Bank is subject to three capital requirements under its current Capital Plan structure and the Finance Agency rules and regulations: (1) risk-based capital; (2) total regulatory capital; and (3) leverage capital. Regulatory capital does not include AOCI, but does include mandatorily redeemable capital stock. See details regarding these requirements and the Bank’s Capital Plan in Note 11 – Capital in the Bank’s 2024 Form 10-K. At September 30, 2025, the Bank was in compliance with all regulatory capital requirements.

The Bank has two subclasses of capital stock: B1 membership stock and B2 activity stock. The Bank had $339.0 million in B1 membership stock and $2,150.0 million in B2 activity stock at September 30, 2025. The Bank had $333.0 million in B1 membership stock and $3,228.7 million in B2 activity stock at December 31, 2024.

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

Finance Agency rules limit the ability of the Bank to create member excess stock under certain circumstances. For example, a Bank may not pay dividends in the form of capital stock or issue new excess stock to members if its excess stock exceeds one percent of its total assets or if the issuance of excess stock would cause the Bank’s excess stock to exceed one percent of its total assets. As of September 30, 2025, the Bank’s excess capital stock did not exceed one percent of its total assets.

The following table demonstrates the Bank’s compliance with the regulatory capital requirements at September 30, 2025 and December 31, 2024.

	September 30, 2025		December 31, 2024
(dollars in thousands)	Required	Actual	Required	Actual
Regulatory capital requirements:
RBC	$901,639	$4,709,510	$950,558	$5,671,613
Total capital-to-asset ratio	4.0%	6.0%	4.0%	5.3%
Total regulatory capital	$3,116,875	$4,709,510	$4,277,070	$5,671,613
Leverage ratio	5.0%	9.1%	5.0%	8.0%
Leverage capital	$3,896,094	$7,064,264	$5,346,337	$8,507,419

The Finance Agency has established four capital classifications for the FHLBanks: adequately capitalized, undercapitalized, significantly undercapitalized, and critically undercapitalized. The Bank received final notification from the Finance Agency that it was considered “adequately capitalized” for the quarter ended June 30, 2025. As of the date of this filing, the Bank has not received final notice from the Finance Agency regarding its capital classification for the quarter ended September 30, 2025.

Mandatorily Redeemable Capital Stock. The Bank is a cooperative whose member financial institutions and former members own all of the Bank issued and outstanding capital stock. Shares cannot be purchased or sold except between the Bank and its members at the shares’ par value of $100, in accordance with the Bank’s Capital Plan.

At September 30, 2025 and December 31, 2024, the Bank had $6.1 million and $7.0 million, respectively, in capital stock subject to mandatory redemption with payment subject to a five-year waiting period and the Bank meeting its minimum regulatory capital requirements. The dividends on mandatorily redeemable capital stock recorded as interest expense were $0.1 million and $0.4 million during the three and nine months ended September 30, 2025, respectively, and $0.6 million and $1.8 million during the three and nine months ended September 30, 2024, respectively.

Notes to Unaudited Financial Statements (continued)

The following table provides the related dollar amounts for activities recorded in mandatorily redeemable capital stock during the nine months ended September 30, 2025 and 2024.

	Nine months ended September 30,
(in thousands)	2025	2024
Balance, beginning of the period	$7,025	$27,874
Capital stock subject to mandatory redemption reclassified from capital	—	5,820
Redemption/repurchase of mandatorily redeemable capital stock	(940)	(6,140)
Balance, end of the period	$6,085	$27,554

    As of September 30, 2025, the total mandatorily redeemable capital stock reflected the balance for six institutions. Four institutions were merged out of district and are considered to be non-members. Two other institutions have notified the Bank of their intention to voluntarily redeem their capital stock and withdraw from membership. These institutions will continue to be members of the Bank until the withdrawal period is completed.

The following table shows the amount of mandatorily redeemable capital stock by contractual year of redemption at September 30, 2025 and December 31, 2024.

(in thousands)	September 30, 2025	December 31, 2024
Due in 1 year or less	$377	$43
Due after 1 year through 2 years	3,608	450
Due after 2 years through 3 years	967	4,198
Due after 3 years through 4 years	—	1,098
Past contractual redemption date due to activity outstanding	1,133	1,236
Total	$6,085	$7,025

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

Dividends and Retained Earnings. In accordance with the Joint Capital Enhancement Agreement (JCEA), entered into by the Bank, as amended, the Bank allocates on a quarterly basis 20% of its net income to a separate restricted retained earnings (RRE) until the account balance equals at least 1% of the Bank’s average balance of outstanding consolidated obligations for the current quarter. These RRE are not available to pay dividends and are presented separately from other retained earnings on the Statements of Condition. Additionally, the JCEA provides that amounts in restricted retained earnings in excess of 150% of the Bank’s RRE minimum (i.e., one percent of the average balance of outstanding consolidated obligations calculated as of the last day of each calendar quarter) may be released from RRE. At September 30, 2025, retained earnings were $2,214.4 million, including $1,431.0 million of unrestricted retained earnings and $783.4 million of RRE. At September 30, 2025, the balance in RRE met the threshold for the contribution required.

Dividends paid by the Bank are subject to Board approval and may be paid in either capital stock or cash; historically, the Bank has paid cash dividends only. The dividend paid to the stockholder is calculated based on the average capital stock owned by the stockholder for the previous quarter.

Notes to Unaudited Financial Statements (continued)

Dividends paid through the third quarter of 2025 and 2024 are presented in the table below.

	Dividend - Annual Yield
	2025		2024
	Membership	Activity	Membership	Activity
February	5.10%	9.00%	5.35%	8.50%
April	4.60%	9.00%	5.60%	8.75%
July	4.85%	9.50%	5.60%	9.00%

    In October 2025, the Bank paid a quarterly dividend equal to an annual yield of 4.85% on membership stock and 9.50% on activity stock.

The following table summarizes the changes in AOCI for the three and nine months ended September 30, 2025 and 2024.

(in thousands)	Net Unrealized Gains(Losses) on AFS	Pension and Post-Retirement Plans	Total
June 30, 2024	$(34,072)	$(1,519)	$(35,591)
Other comprehensive income (loss) before reclassification:
Net unrealized gains (losses)	30,517	—	30,517
Reclassifications from OCI to net income:
Pension and post-retirement	—	30	30
September 30, 2024	$(3,555)	$(1,489)	$(5,044)

June 30, 2025	$(50,009)	$(4,877)	$(54,886)
Other comprehensive income (loss) before reclassification:
Net unrealized gains (losses)	38,164	—	38,164
Reclassifications from OCI to net income:
Pension and post-retirement	—	148	148
September 30, 2025	$(11,845)	$(4,729)	$(16,574)

December 31, 2023	$(72,862)	$374	$(72,488)
Other comprehensive income (loss) before reclassification:
Net unrealized gains (losses)	69,307	—	69,307
Reclassifications from OCI to net income:
Pension and post-retirement	—	(1,863)	(1,863)
September 30, 2024	$(3,555)	$(1,489)	$(5,044)

December 31, 2024	$(29,173)	$(1,347)	$(30,520)
Other comprehensive income (loss) before reclassification:
Net unrealized gains (losses)	17,745	—	17,745
Reclassifications from OCI to net income:
Reclassification adjustment for net gains included in net income	(417)	—	(417)
Pension and post-retirement	—	(3,382)	(3,382)
September 30, 2025	$(11,845)	$(4,729)	$(16,574)

Notes to Unaudited Financial Statements (continued)
Note 8 – Transactions with Related Parties

The following table includes significant outstanding related party member-activity balances.

(in thousands)	September 30, 2025	December 31, 2024
Advances (1)	$23,709,587	$44,190,541
Letters of credit (2)	904,035	19,572,063
MPF loans	268,339	285,175
Deposits	12,134	38,181
Capital stock	1,042,715	2,015,411
Notes:
(1) Amount excludes accrued interest, deferred prepayment fees, and hedging adjustment
(2) Letters of credit are off-balance sheet commitments.

The following table summarizes the effects on the Statements of Income corresponding to the related party member balances above. Amounts related to interest expense on deposits were immaterial for the periods presented.

	Three months ended September 30,		Nine months ended September 30,
(in thousands)	2025	2024	2025	2024
Interest income on advances (1)	$265,059	$707,827	$1,102,610	$2,006,556
Interest income on MPF loans	2,934	3,147	8,906	7,795
Letters of credit fees	240	6,112	13,094	17,946
Note:
(1) Interest income on advances includes contractual interest income and prepayment fees. The effect of derivative activities is not included.

The following table summarizes the effect of the MPF activities with FHLBank of Chicago.

	Three months ended September 30,		Nine months ended September 30,
(in thousands)	2025	2024	2025	2024
Servicing fee expense	$1,056	$987	$3,063	$2,944

(in thousands)	September 30, 2025	December 31, 2024
Interest-bearing deposits maintained with FHLBank of Chicago	$5,436	$5,263

From time to time, the Bank may borrow from or lend to other FHLBanks on a short-term uncollateralized basis. There were no amounts loaned to and repaid from other FHLBanks during the three and nine months ended September 30, 2025 and none during the three and six months ended September 30, 2024. There were no amounts borrowed from and repaid to other FHLBanks during the three and nine months ended September 30, 2025 and none during the three and nine months ended September 30, 2024.
Subject to mutually agreed upon terms, on occasion, an FHLBank may transfer at fair value its primary debt obligations to another FHLBank. There were no such transfer of debt during the three and nine months ended September 30, 2025 and no such transfer during the three months ended September 30, 2024 and an immaterial amount during the nine months ended September 30, 2024.

From time to time, a member of one FHLBank may be acquired by a member of another FHLBank. When such an acquisition occurs, the two FHLBanks may agree to transfer at fair value the loans of the acquired member to the FHLBank of the surviving member. The FHLBanks may also agree to the purchase and sale of any related hedging instrument. The Bank had no such activity during the three and nine months ended September 30, 2025 and 2024.

    In the ordinary course of business, the Bank may utilize products and services, provided at normal market rates and terms, from its members to support its operations. Additional discussions regarding related party transactions can be found in Note 13 – Transactions with Related Parties in the Bank’s 2024 Form 10-K.

Notes to Unaudited Financial Statements (continued)
Note 9 – Estimated Fair Values

Fair value amounts have been determined by the Bank using available market information and appropriate valuation methods. GAAP defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date (i.e., an exit price). These estimates are based on recent market data and other pertinent information available to the Bank at September 30, 2025 and December 31, 2024. Although the management of the Bank believes that the valuation methods are appropriate and provide a reasonable determination of the fair value of these financial instruments, there are inherent limitations in any valuation technique. Therefore, these fair values are not necessarily equal to the amounts that would be realized in current market transactions, although they do reflect the Bank’s judgment of how a market participant would estimate the fair values.

The carrying value and estimated fair value of the Bank’s financial instruments at September 30, 2025 and December 31, 2024 are presented in the table below.

Fair Value Summary Table
	September 30, 2025
(in thousands)	Carrying Value	Level 1	Level 2	Level 3	Netting Adjustment and Cash Collateral (1)	Estimated Fair Value
Assets:
Cash and due from banks	$19,543	$19,543	$—	$—	$—	$19,543
Interest-bearing deposits	2,473,784	2,473,784	—	—	—	2,473,784
Securities purchased under agreements to resell (2)	2,280,000	—	2,280,005	—	—	2,280,005
Federal funds sold	5,903,000	—	5,903,000	—	—	5,903,000
Trading securities	119,169	—	119,169	—	—	119,169
AFS securities	17,832,294	—	17,727,127	105,167	—	17,832,294
HTM securities	1,221,361	—	1,144,093	29,301	—	1,173,394
Advances	42,164,297	—	42,191,968	—	—	42,191,968
Mortgage loans held for portfolio, net	5,187,822	—	4,779,683	—	—	4,779,683
Accrued interest receivable	308,636	—	308,636	—	—	308,636
Derivative assets	301,096	—	105,497	—	195,599	301,096
Liabilities:
Deposits	$576,741	$—	$576,741	$—	$—	$576,741
Discount notes	12,226,613	—	12,225,409	—	—	12,225,409
Bonds	59,653,325	—	59,256,277	—	—	59,256,277
Mandatorily redeemable capital stock (3)	6,085	6,228	—	—	—	6,228
Accrued interest payable (3)	424,768	—	424,625	—	—	424,625
Derivative liabilities	13,387	—	183,961	—	(170,574)	13,387

Notes to Unaudited Financial Statements (continued)

	December 31, 2024
(in thousands)	Carrying Value	Level 1	Level 2	Level 3	Netting Adjustment and Cash Collateral (1)	Estimated Fair Value
Assets:
Cash and due from banks	$17,340	$17,340	$—	$—	$—	$17,340
Interest-bearing deposits	2,726,628	2,726,628	—	—	—	2,726,628
Securities purchased under agreements to resell (2)	6,280,000	—	6,279,993	—	—	6,279,993
Federal funds sold	2,664,000	—	2,663,996	—	—	2,663,996
Trading securities	149,153	—	149,153	—	—	149,153
AFS securities	18,163,843	—	18,050,348	113,495	—	18,163,843
HTM securities	1,298,808	—	1,184,672	34,720	—	1,219,392
Advances	69,873,233	—	69,888,161	—	—	69,888,161
Mortgage loans held for portfolio, net	4,816,452	—	4,233,555	—	—	4,233,555
Accrued interest receivable	469,154	—	469,154	—	—	469,154
Derivative assets	353,629	—	67,399	—	286,230	353,629
Liabilities:
Deposits	$774,883	$—	$774,883	$—	$—	$774,883
Discount notes	11,685,159	—	11,683,853	—	—	11,683,853
Bonds	87,965,104	—	87,349,924	—	—	87,349,924
Mandatorily redeemable capital stock (3)	7,025	7,568		—	—	7,568
Accrued interest payable (3)	540,958		540,415	—	—	540,415
Derivative liabilities	8,666	—	372,075	—	(363,409)	8,666
Notes:
(1) Amounts represent the application of the netting requirements that allow the Bank to settle positive and negative positions and also cash collateral and related accrued interest held or placed by the Bank with the same clearing agent and/or counterparties.
(2) Based on the fair value of the related collateral held, the securities purchased under agreements to resell were fully collateralized for the periods presented. There were no offsetting liabilities related to these securities at September 30, 2025 and December 31, 2024. These instruments’ maturity term is overnight.
(3) The estimated fair value amount for the mandatorily redeemable capital stock line item includes accrued dividend interest; this amount is excluded from the estimated fair value for the accrued interest payable line item.

Fair Value Hierarchy. The fair value hierarchy is used to prioritize the inputs used to measure fair value by maximizing the use of observable inputs. The inputs are evaluated and an overall level for the fair value measurement is determined. A description of the fair value hierarchy and inputs is disclosed in Note 14 - Estimated Fair Values in the Bank’s 2024 Form 10-K. The Bank reviews its fair value hierarchy classifications on a quarterly basis. There were no significant changes in the Bank’s fair value hierarchy classification during the nine months ended September 30, 2025.

Summary of Valuation Methodologies and Primary Inputs

A description of the valuation methodologies and primary inputs is disclosed in Note 14 - Estimated Fair Values in the Bank’s 2024 Form 10-K. There were no significant changes in these valuation methodologies and primary inputs during the nine months ended September 30, 2025.

Notes to Unaudited Financial Statements (continued)
Fair Value Measurements. The following tables present, for each hierarchy level, the Bank’s assets and liabilities that are measured at fair value on a recurring or non-recurring basis on its Statements of Condition at September 30, 2025 and December 31, 2024. The Bank measures certain mortgage loans held for portfolio at fair value when a charge-off is recognized and subsequently when the fair value of collateral less costs to sell is lower than the carrying amount. REO is measured using fair value when the assets' fair value less costs to sell is lower than the carrying amount.

	September 30, 2025
(in thousands)	Level 1	Level 2	Level 3	Netting Adjustment and Cash Collateral (1)	Total
Recurring fair value measurements - Assets
Trading securities:
Non MBS:
GSE obligations	$—	$119,169	$—	$—	$119,169
Total trading securities	$—	$119,169	$—	$—	$119,169
AFS securities:
Non MBS:
U.S. Treasury obligations	$—	$3,952,753	$—	$—	$3,952,753
GSE and TVA obligations	—	862,486	—	—	862,486
State or local agency obligations	—	172,001	—	—	172,001
MBS:
U.S. obligations single-family	—	1,401,260	—	—	1,401,260
GSE single-family	—	4,958,359	—	—	4,958,359
GSE multifamily	—	6,380,268	—	—	6,380,268
Private label	—	—	105,167	—	105,167
Total AFS securities	$—	$17,727,127	$105,167	$—	$17,832,294
Derivative assets:
Interest rate related	$—	$105,496	$—	$195,599	$301,095
Mortgage delivery commitments	—	1	—	—	1
Total derivative assets	—	105,497	—	195,599	301,096
Total recurring assets at fair value	$—	$17,951,793	$105,167	$195,599	$18,252,559
Recurring fair value measurements - Liabilities
Derivative liabilities:
Interest rate related	$—	$183,648	$—	$(170,574)	$13,074
Mortgage delivery commitments	—	313	—	—	313
Total recurring liabilities at fair value	$—	$183,961	$—	$(170,574)	$13,387
Non-recurring fair value measurements - Assets
Impaired mortgage loans held for portfolio	$—	$—	$8,870	$—	$8,870
REO	—	—	94	—	94
Total non-recurring assets at fair value	$—	$—	$8,964	$—	$8,964

Notes to Unaudited Financial Statements (continued)

	December 31, 2024
(in thousands)	Level 1	Level 2	Level 3	Netting Adjustment and Cash Collateral (1)	Total
Recurring fair value measurements - Assets
Trading securities:
Non MBS:
GSE obligations	$—	$149,153	$—	$—	$149,153
Total trading securities	$—	$149,153	$—	$—	$149,153
AFS securities:
Non MBS:
U.S. Treasury obligations	$—	$4,112,955	$—	$—	$4,112,955
GSE and TVA obligations	—	907,124	—	—	907,124
State or local agency obligations	—	169,336	—	—	169,336
MBS:
U.S. obligations single-family	—	1,712,384	—	—	1,712,384
GSE single-family	—	4,597,885	—	—	4,597,885
GSE multifamily	—	6,550,664	—	—	6,550,664
Private label	—	—	113,495	—	113,495
Total AFS securities	$—	$18,050,348	$113,495	$—	$18,163,843
Derivative assets:
Interest rate related	$—	$67,392	$—	$286,230	$353,622
Mortgage delivery commitments	—	7	—	—	7
Total derivative assets	$—	$67,399	$—	$286,230	$353,629
Total recurring assets at fair value	$—	$18,266,900	$113,495	$286,230	$18,666,625
Recurring fair value measurements - Liabilities
Derivative liabilities:
Interest rate related	$—	$371,838	$—	$(363,409)	$8,429
Mortgage delivery commitments	—	237	—	—	237
Total recurring liabilities at fair value	$—	$372,075	$—	$(363,409)	$8,666
Non-recurring fair value measurements - Assets
Impaired mortgage loans held for portfolio	$—	$—	$8,090	$—	$8,090
REO	—	—	312	—	312
Total non-recurring assets at fair value	$—	$—	$8,402	$—	$8,402
Note:
(1) Amounts represent the application of the netting requirements that allow the Bank to settle positive and negative positions and also cash collateral and related accrued interest held or placed by the Bank with the same clearing agent and/or counterparties.

Notes to Unaudited Financial Statements (continued)
Level 3 Disclosures for all Assets and Liabilities That Are Measured at Fair Value on a Recurring Basis. The following table presents a reconciliation of all assets and liabilities that are measured at fair value on the Statements of Condition using significant unobservable inputs (Level 3) for the nine months ended September 30, 2025 and 2024. For instruments carried at fair value, the Bank reviews the fair value hierarchy classifications each quarter. Changes in the observability of the valuation attributes may result in a reclassification of certain financial assets or liabilities. Such reclassifications are reported as transfers in/out at fair value in the quarter in which the changes occur. There were no Level 3 transfers during the first nine months of 2025 or 2024.

	AFS Private Label MBS
	Three months ended September 30,		Nine months ended September 30,
(in thousands)	2025	2024	2025	2024
Balance, beginning of period	$107,813	$116,982	$113,495	$125,808
Total gains (losses) (realized/unrealized) included in:
(Provision) reversal for credit losses	(245)	889	(1,738)	(1,061)
Accretion of credit losses in interest income	1,112	1,582	2,991	4,465
Net unrealized gains (losses) on AFS in OCI	7	3,780	(990)	1,505
Settlements:
Settlements	(3,520)	(3,878)	(8,591)	(11,362)
Balance, end of period	$105,167	$119,355	$105,167	$119,355
Total amount of gains for the periods presented included in earnings attributable to the change in unrealized gains (losses) relating to assets and liabilities still held at September 30	$867	$2,471	$1,254	$3,404
Change in unrealized gains (losses) for the period included in other comprehensive income (loss) for assets held at September 30	$7	$3,780	$(991)	$1,505

Notes to Unaudited Financial Statements (continued)
Note 10 – Commitments and Contingencies

The following table presents the Bank’s various off-balance sheet commitments which are described in detail below. The Bank deemed it unnecessary to record any liabilities for credit losses on these commitments at September 30, 2025 and December 31, 2024, based on the Bank’s credit extension and collateral policies.

(in thousands)	September 30, 2025			December 31, 2024
Notional amount	Expiration Date Within One Year	Expiration Date After One Year	Total	Total
Standby letters of credit outstanding (1) (2)	$29,399,209	$—	$29,399,209	$29,560,531
Commitments to purchase mortgage loans	25,044	—	25,044	20,561
Unsettled consolidated obligation discount notes, at par	750,000	—	750,000	45,000
Unsettled consolidated obligation bonds, at par	390,000	—	390,000	642,000
Notes:
(1) Excludes approved requests to issue future standby letters of credit of $12.8 million at September 30, 2025 and $177.0 million at December 31, 2024.
(2) Letters of credit in the amount of $7.8 billion at September 30, 2025 and $7.5 billion at December 31, 2024, have renewal language that permits the letter of credit to be renewed for an additional period with a maximum renewal period of approximately five years.

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

    Unearned fees related to standby letters of credit are recorded in other liabilities and had a balance of $5.7 million at September 30, 2025 and $5.8 million at December 31, 2024.

The Bank manages the credit risk of each member on the basis of the member’s total credit exposure which includes its standby letters of credit. Standby letters of credit, similar to advances, are fully collateralized at the time of issuance and subject to member borrowing limits as established by the Bank. The Bank has established parameters for the review, assessment, monitoring and measurement of credit risk related to these standby letters of credit.

The Bank does not have any legally binding or unconditional unused lines of credit for advances at September 30, 2025 or December 31, 2024. However, within the Bank’s Rollover (weekly/monthly) advance product, there were conditional lines of credit outstanding of $10.7 billion at September 30, 2025 and $11.6 billion at December 31, 2024.

Commitments to Purchase Mortgage Loans. The Bank may enter into commitments that unconditionally obligate the Bank to purchase mortgage loans under the MPF Program. These delivery commitments are generally for periods not to exceed 60 days. Such commitments are recorded as derivatives.

Pledged Collateral. The Bank may pledge cash and securities, as collateral, related to derivatives. Refer to Note 5 - Derivatives and Hedging Activities for additional information about the Bank’s pledged collateral and other credit-risk-related contingent features.

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

Item 3: Quantitative and Qualitative Disclosures about Market Risk

See the Risk Management section in Part I, Item 2. Management’s Discussion and Analysis in this Form 10-Q.

Item 4: Controls and Procedures

Disclosure Controls and Procedures

Under the supervision and with the participation of the Bank’s management, including the chief executive officer and chief financial officer (principal financial officer), the Bank conducted an evaluation of its disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended. Based on this evaluation, the Bank’s chief executive officer and chief financial officer (principal financial officer) concluded that the Bank’s disclosure controls and procedures were effective as of September 30, 2025.

Management's Report on Internal Control Over Financial Reporting

There have been no changes in internal control over financial reporting that occurred during the third quarter of 2025 that have materially affected, or are reasonably likely to materially affect, the Bank’s internal control over financial reporting.

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

Date: November 4, 2025