Form 10-K
period 2025-12-31
Federal Home Loan Bank of Pittsburgh
filed 2026-03-04
CIK 1330399

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

[☒]ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2025
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

Registrant’s stock is not publicly traded and is only issued to members of the registrant. Such stock is issued and redeemed at par value, $100 per share, subject to certain regulatory and statutory limits. At June 30, 2025, the aggregate par value of the stock held by current and former members of the registrant was approximately $2,937.5 million. There were 24,769,230 shares of common stock outstanding at February 28, 2026.

FEDERAL HOME LOAN BANK OF PITTSBURGH

i.

i.

PART I

This Annual Report on Form 10-K (Form 10-K) includes “forward-looking statements” that, by their nature, involve risks and uncertainties, and as such, actual results could differ materially from those that the statements express or imply due to various factors such as those discussed under Item 1A. Risk Factors and Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Forward-Looking Information. In addition, certain acronyms and terms used in this report are defined in the Glossary at the conclusion of this Form 10-K.

Item 1: Business

The Federal Home Loan Bank of Pittsburgh (the Bank)’s mission is to provide its members with readily available liquidity, including serving as a low-cost source of funds for housing and community development. The Bank strives to enhance the availability of credit for residential mortgages and targeted community development. The Bank manages its liquidity so that funds are available to meet members’ demand for advances (loans to members and eligible nonmember housing associates). By providing needed liquidity and enhancing competition in the mortgage market, the Bank’s lending programs benefit homebuyers and communities. For additional information regarding the Bank’s financial condition and financial statements, refer to Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations and Item 8. Financial Statements and Supplementary Data in this Form 10-K. For additional information regarding the Bank’s business risks, refer to Item 1A. Risk Factors in this Form 10-K.

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
•being exempt from registration under the Securities Act of 1933 (the 1933 Act), although the FHLBanks are required by Finance Agency regulation and the Housing and Economic Recovery Act of 2008 (the Housing Act or HERA) to register a class of their equity securities under the Securities Exchange Act of 1934 (the 1934 Act or Exchange Act); and
•having a line of credit with the United States (U.S.) Treasury. This line represents the U.S. Treasury’s authority to purchase consolidated obligations in an amount up to $4 billion.

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

Members access funding through the Bank’s two primary credit products: 1) advances secured by residential mortgages and other types of high quality collateral, and 2) through the sale of residential mortgage loans, originated by or through eligible member institutions, to the Bank. The Bank funds these credit products through the issuance of debt to the public (consolidated obligation bonds and discount notes) in the capital markets through the OF. The U.S. government does not guarantee the debt securities or other obligations of the Bank or the FHLBank System.

The Bank also offers member institutions other credit and noncredit products and services which include affordable housing grants, banking services, letters of credit, securities safekeeping, and other community products.

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

Nonmember Borrowers. In addition to member institutions, the Bank is permitted under the FHLBank Act to make advances to nonmember housing associates that are approved mortgagees under Title II of the National Housing Act. These eligible housing associates must be chartered under law, be subject to inspection and supervision by a governmental agency, and lend their own funds as their principal activity in the mortgage field. The Bank must approve each applicant. Housing associates are not subject to certain provisions of the FHLBank Act that are applicable to members, such as the capital stock purchase requirements. However, they are generally subject to more restrictive lending and collateral requirements than those applicable to members. As of December 31, 2025, the Bank maintains relationships with three approved state housing finance agencies (HFAs); one in each of the states that comprise the Bank’s district.

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

The Bank and OF are supervised and regulated by the Federal Housing Finance Agency (Finance Agency), which is an independent agency in the executive branch of the United States government. The Finance Agency’s stated mission is to ensure the housing GSEs fulfill their mission by operating in a safe and sound manner to serve as a reliable source of liquidity and funding for housing finance and community products throughout the economic cycle. The Finance Agency establishes regulations, issues advisory bulletins (ABs), and otherwise supervises Bank operations primarily via periodic examinations. The Government Corporation Control Act provides that, before a government corporation issues and offers obligations to the public, the Secretary of the U.S. Treasury has the authority to prescribe the form, denomination, maturity, interest rate, and conditions of the obligations; the way and time issued; and the selling price. The U.S. Treasury receives the Finance Agency’s annual report to Congress and other reports on operations. The Bank is also subject to regulation by the Securities and Exchange Commission (SEC) as a registrant under the 1934 Act.

    Examination. The Finance Agency conducts examinations and continuous monitoring to ensure the Bank operates in a financially safe and sound fashion, remains adequately capitalized and able to raise funds in the capital markets, and operating in a manner consistent with their housing finance mission. In addition, the Comptroller General has authority under the FHLBank Act to audit or examine the Finance Agency and the Bank and to decide the extent to which they fairly and effectively fulfill the purposes of the FHLBank Act. Furthermore, the Government Corporation Control Act provides that the Comptroller General may review any audit of the financial statements conducted by an independent registered public accounting firm. If the Comptroller General conducts such a review, then he or she must report the results and provide his or her recommendations to Congress, the Office of Management and Budget (OMB), and the FHLBank in question. The Comptroller General may also conduct his or her own audit of the financial statements of the Bank.

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

Advances

Advance Products. The Bank makes advances on the security of pledged eligible collateral. Advance products serve members’ short and long-term liquidity needs. Available structures support interest rate risk management and general asset/liability management with fixed and floating-rate advance options.

The following table summarizes the advance products offered by the Bank as of December 31, 2025.

Product	Description	Maturity
Rollover
Advances are overnight, and until paid off are renewed every day subject to approval by the Bank. Interest rates are set daily. Interest can be paid on a weekly or monthly basis. This product is not a committed line of credit.
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

Collateral

The Bank protects against credit risk by fully collateralizing all member and nonmember housing associate advances and other credit products. The FHLBank Act requires the Bank to obtain and maintain a security interest in eligible collateral at the time it originates or renews an advance. The Bank has a Member Products Policy that establishes the eligibility and authorization requirements, policy limits and restrictions, and the terms applicable to each type of Bank product or service, as well as collateral requirements.

Collateral Security Agreements. In order to borrow from the Bank or obtain other credit products all members must execute a written security agreement that establishes the Bank’s security interest in all collateral pledged by the borrower. The Bank has two types of security agreements. The first is the Advances, Collateral Pledge and Security Agreement. The second is the Advances, Specific Collateral Pledge and Security Agreement which covers only those assets or categories of assets identified; the Bank therefore relies on a specific subset of the member’s total eligible collateral as security for the member’s obligations to the Bank. Additionally, members wishing to pledge eNotes as collateral must also sign the Bank’s eNotes Addendum. For eNotes, the member must meet additional requirements (including registering the eNote on the MERS® eRegistry) before that collateral type is accepted.

The Bank requires CDFIs, HFAs and insurance companies to sign a specific collateral pledge agreement.

The Bank perfects its security interest in the Collateral under Article 9 of the Uniform Commercial Code (UCC) by filing a financing statement and, in some cases, the execution of an effective control agreement by the applicable member. See the Credit and Counterparty Risk - TCE and Collateral discussion in Risk Management in Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations in this Form 10-K for a description of blanket and specific agreements.

Collateral Status. Each security agreement describes various types of collateral status assigned based on the member’s business needs and on the Bank’s determination of the member’s current financial condition and credit product usage, as well as other available information.

The Bank monitors eligible loan collateral for depository members using the Qualifying Collateral Report (QCR), which is intended to provide timely, detailed collateral information, and to strengthen the Bank’s collateral analytical review procedures. The QCR is derived from regulatory financial reports which are submitted quarterly (or monthly) to the Bank by the member. For members that submit a QCR, lending value is determined based on a percentage of the unpaid principal balance of qualifying collateral (commonly referred to as the collateral weight). Qualifying collateral is determined by deducting ineligible loans from the gross call report amount for each asset category.

The Bank may require a member to provide a detailed listing of eligible collateral being pledged if the member is under a specific agreement or participates in the Bank’s market-value based pricing program, or based on the borrowers’ financial condition. In these circumstances, the member typically retains physical possession of collateral pledged to the Bank but provides a listing of assets pledged. A member may benefit from providing a detailed loan listing as a participant in the Bank’s market-value based pricing program since it may result in a higher collateral weighting being applied to the collateral resulting in higher borrowing capacity. The Bank also benefits from members providing detailed loan listings because they provide more loan information to calculate a more precise valuation of the collateral.

In certain circumstances, the Bank requires the member to deliver physical possession, or grant control of, eligible loan collateral. Typically, the Bank takes physical possession/control of collateral if the financial condition of the member is deteriorating or if there is action taken against the member by its regulator. Loan collateral delivery is often required for members borrowing under specific pledge agreements (typically CDFIs, HFAs, and insurance companies) as a practical means for maintaining specifically listed collateral. The Bank also requires delivery of loan collateral from de novo members at least until two consecutive quarters of profitability are achieved and for any other new member where a pre-existing blanket lien is in force with another creditor unless an effective subordination agreement is executed with such other creditor. Securities collateral must also be delivered by placing it in a Bank-restricted account or with an approved third-party custodian, subject to a control agreement in favor of the Bank.

In addition, members that do not submit a QCR or participate in the Bank’s market-value based pricing program are required to complete an Annual Collateral Certification Report.

All eligible collateral securing advances are discounted to protect the Bank from loss in the event of default, including under adverse conditions. These discounts, also referred to as “haircuts”, vary by collateral type and the value of the collateral. The haircuts typically include margins for estimated costs to sell or liquidate the collateral and the risk of a decline in the collateral value due to market or credit volatility. The Bank reviews the collateral weightings periodically and may adjust them, as well as the members’ reporting requirements to the Bank, for individual borrowers on a case-by-case basis.

Borrowing Capacity. The Bank determines the collateral each member has available by reviewing, on a quarterly basis, call reports the members file with their primary regulators. The resulting total value of collateral available to be pledged to the Bank after applying the appropriate collateral weights is referred to as a member’s maximum borrowing capacity (MBC). A member’s credit product usage and current financial condition dictate the types of reporting that a member must submit to the Bank. All members who are not community financial institutions (CFIs) as defined below must file a QCR or loan listing at least quarterly.

The Bank also performs periodic collateral reviews of its members to confirm the amounts and quality of the eligible collateral. For certain pledged residential and commercial mortgage loan collateral, as well as delivered and Bank-controlled securities, the Bank employs outside service providers to assist in determining market values. In addition, the Bank has developed and maintains an Internal Credit Rating (ICR) system that assigns each member a numerical credit rating on a scale of one to ten, with one being the best rating. Credit availability and term guidelines are primarily based on a member’s ICR and MBC usage. Using a risk-based approach, the Bank considers the payment status, collateral types and concentration levels, and borrower’s financial condition to be indicators of credit quality. The Bank’s assessment of a member’s financial condition may require certain risk mitigation actions, including reduced advance tenor and change in availability of certain credit products.

The Bank reserves the right, at its discretion, to refuse certain collateral or to adjust collateral weightings. In addition, the Bank can require additional or substitute collateral while any obligations of a member to the Bank remain outstanding to protect the Bank’s security interest and ensure that it remains fully secured at all times.

See the Credit and Counterparty Risk - TCE and Collateral discussion in Risk Management in Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations in this Form 10-K for further information on collateral policies and practices and details of eligible collateral, including amounts and percentages of eligible collateral securing members’ obligations to the Bank as of December 31, 2025.

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

Loans that do not have a paper-based promissory note with a “wet ink” signature are ineligible for collateral purposes, with the exception of Bank accepted eNotes (digitally executed loan documents that are saved in the Bank’s eVault) subject to the Banks’s requirements and guidelines.

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

A third category of eligible collateral is high quality investment securities, which members have the option to deliver to the Bank to obtain or increase their MBC. These securities are valued daily upon delivery. See the Credit and Counterparty Risk - TCE and Collateral discussion in Risk Management - Collateral Agreements and Valuation in Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations in this Form 10-K for a definition of these high quality investment securities.

The Bank also accepts FHLBank cash deposits as eligible collateral. In addition, member CFIs may pledge a broader array of collateral to the Bank, including secured small business, small farm, small agri-business and community development loans. Applicable law defines member CFIs as Federal Deposit Insurance Corporation (FDIC)-insured institutions with no more than $1.5 billion (the limit as of January 1, 2026) in average assets over the past three years. This limit may be adjusted by the Finance Agency based on changes in the Consumer Price Index. The determination to accept such collateral is at the discretion of the Bank and is made on a case-by-case basis. Advances to CFIs are also collateralized by sufficient levels of non-CFI collateral. See the Credit and Counterparty Risk - TCE and Collateral discussion in Risk Management in Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations in this Form 10-K for the percentage of each type of collateral held by the Bank at December 31, 2025.

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

Management believes that the Bank has limited collateral exposure to subprime and nontraditional loans due to its conservative policies pertaining to collateral and low credit risk due to the design of its mortgage loan purchase programs. See the Credit and Counterparty Risk - TCE and Collateral discussion in Risk Management in Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations in this Form 10-K for specific requirements regarding subprime and nontraditional loan collateral and additional information on collateral policies and practices.

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

The long-term investment portfolio is intended to provide the Bank with higher returns than those available in the short-term money markets. See the Credit and Counterparty Risk – Investments discussion in Risk Management in Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations in this Form 10-K for discussion of the credit risk of the investment portfolio and further information on these securities’ current ratings.

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

PFI. Members and eligible housing associates must apply to become a PFI. The Bank reviews their eligibility including servicing qualifications and ability to supply documents, data and reports required to be delivered under the MPF Program. As of December 31, 2025, the Bank had 111 members as approved PFIs.

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

The Finance Agency has established housing goals whereby at least 20 percent of the Bank’s mortgage purchases must be for low-income families, very low-income families, or families in low-income areas, and at least 50 percent of the Bank’s active mortgage sellers must be community-based PFIs. The Bank met each of the two housing goals during the year ended December 31, 2025, as 37.2 percent of the mortgage loans purchased by the Bank were comprised of loans that were made to low-income or very low-income families, or to families in low- income areas, and 55.6 percent of members that sold mortgage loans to the Bank were community-based PFIs.

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

MPF Xtra. MPF Xtra allows PFIs to sell residential, conforming, fixed-rate mortgages to FHLBank of Chicago, which concurrently sells them to Fannie Mae on a nonrecourse basis. MPF Xtra does not have the CE structure of the traditional MPF Program. Additionally, because these loans are sold from the PFI to FHLBank of Chicago to Fannie Mae, they are not reported on the Bank’s Statements of Condition. With the MPF Xtra product, there is no credit obligation assumed by the PFI or the Bank and no CE fees are paid. PFIs which have completed all required documentation and training are eligible to offer the product. As of December 31, 2025, 26 PFIs were eligible to offer the product. The Bank receives a nominal fee for facilitating these MPF Xtra transactions.

“Mortgage Partnership Finance”, “MPF”, “MPF Xtra”, and “MPF 35” are registered trademarks of the FHLBank of Chicago.

Specialized Programs

For additional information on Affordable Housing Program (AHP) and other similar programs, refer to the Community Products section in Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations in this Form 10-K. In addition, the Bank notes that, from time to time, it may offer and has offered certain special purpose credit programs with targeted goals; however, the Bank does not intend to offer any such program in 2026.

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

Debt Financing — Consolidated Obligations

The primary source of funds for the Bank is the issuance of debt securities, known as consolidated obligations, which are then sold by dealers to investors. These consolidated obligations are issued as both bonds and discount notes, depending on maturity. Consolidated obligations are the joint and several obligations of the 11 FHLBanks. Consolidated obligations are not obligations of the U.S. government, and the U.S. government does not guarantee them. Moody’s has rated consolidated obligations Aa1 with a stable outlook/P-1, and S&P has rated them AA+ with stable outlook/A-1+. The following table presents the total par value of the consolidated obligations of the Bank and the FHLBank System at December 31, 2025 and 2024.

(in millions)	December 31, 2025	December 31, 2024
Consolidated obligation bonds	$50,887.3	$88,295.4
Consolidated obligation discount notes	16,813.6	11,777.4
Total Bank consolidated obligations	67,700.9	100,072.8
Total FHLBank System combined consolidated obligations	$1,151,784.0	$1,192,968.4

OF. The OF has responsibility for facilitating the issuance and servicing of consolidated obligations on behalf of the FHLBanks. The OF also serves as a source of information for the Bank on capital market developments, markets the FHLBank System’s consolidated obligations on behalf of the FHLBanks, selects and evaluates underwriters, prepares combined financial reports, and manages the Banks’ relationship with the rating agencies and the U.S. Treasury with respect to the consolidated obligations.

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

See the Liquidity and Funding Risk discussion in the Risk Management section in Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations in this Form 10-K for further information regarding consolidated obligations and related liquidity risk.

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

Dividends and Retained Earnings. As prescribed in the Capital Plan, the Bank may pay dividends on its capital stock only out of unrestricted retained earnings or current net income, subject to certain limitations and conditions. The Bank’s Board may declare and pay dividends in either cash or capital stock. The Bank’s practice has been to pay a cash dividend. The amount of dividends the Board determines to pay out is affected by, among other factors, the level of retained earnings recommended under the Bank’s retained earnings policy. In addition, as set forth in the Capital Plan, the dividends paid on subclass B2 activity stock will be equal to or higher than the dividends being paid on subclass B1 membership stock at that time. For further information on dividends, see Note 11 - Capital in Item 8. Financial Statements and Supplementary Data in this Form 10-K.

As of December 31, 2025, the balance in retained earnings was $2,245.7 million, of which $783.4 million was deemed restricted. Refer to the Capital Resources section and the Risk Governance discussion in Risk Management, both in Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations in this Form 10-K for additional discussion of the Bank’s capital-related metrics, retained earnings, dividend payments, capital levels and regulatory capital requirements. For further information on restricted retained earnings see Note 11 - Capital in Item 8. Financial Statements and Supplementary Data in this Form 10-K.

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

The Finance Agency regulates the Bank’s use of derivatives. The regulations prohibit the trading in or speculative use of these instruments and limit credit risk arising from these instruments. All derivatives are recorded in the Statements of Condition at fair value. See Note 7 - Derivatives and Hedging Activities in Item 8. Financial Statements and Supplementary Data in this Form 10-K for additional information.

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

Workforce Profile. The Bank’s workforce is primarily comprised of corporate employees, with the Bank’s principal operations in one location. As of December 31, 2025, the Bank had 245 full-time and 0 part-time employees. The Bank’s workforce includes many longer-tenured employees. The Bank strives to both develop talent from within the organization and supplement with external hires. As part of the Bank’s culture of continuous improvement, development of talent internally results in institutional strength and continuity and promotes loyalty and commitment in the Bank’s employee base, which furthers its success, while adding new employees contributes to new ideas, continuous improvement and the Bank’s goals of an inclusive and engaged culture. As of December 31, 2025, the average tenure of the Bank’s employees was 9.3 years. There are no collective bargaining agreements with the Bank’s employees.

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
•Benefits – health insurance, dental and vision, life and accidental, death and dismemberment insurance, supplemental life insurance, a 401(k) retirement savings plan with employer match and profit-sharing opportunities, a pension benefit for employees hired before January 1, 2019, accident, critical illness, and short-term and long-term disability insurance;
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

The Bank has designated a business area to oversee compliance with its standards, procedures, and planning to support, in accordance with applicable law, inclusion in all levels of its business and activities, including employment and contracting. As described above, the Bank also offers a range of opportunities for all its employees to connect and facilitate personal and professional growth through broad engagement efforts, training, and leadership development.

Taxation

The Bank is exempt from all federal, state and local taxation with the exception of real estate property taxes and certain employer payroll taxes.

AHP

The FHLBanks must set aside for AHP annually, on a combined basis, the greater of $100 million or 10% of current year’s net income (GAAP net income before interest expense related to mandatorily redeemable capital stock and the assessment for AHP). If the Bank experienced a full year net loss, as defined in Note 10 - Affordable Housing Program (AHP) and Voluntary Contributions in Item 8. Financial Statements and Supplementary Data in this Form 10-K, the Bank would have no obligation to AHP for the year except in the following circumstance: if the result of the combined 10% calculation described above is less than $100 million for all 11 FHLBanks, then the FHLBank Act requires that each FHLBank contribute such prorated sums as may be required to assure that the aggregate contributions of the FHLBanks equal $100 million. The proration would be made on the basis of an FHLBank’s net income in relation to the income of all FHLBanks for the previous year. Each FHLBank’s required annual AHP contribution is limited to its annual net income. If an FHLBank finds that its required contributions are negatively impacting the financial stability of that FHLBank, it may apply to the Finance Agency for a temporary suspension of its contributions. As allowed by AHP regulations, an FHLBank can elect to allot fundings based on future periods’ required AHP contributions to be awarded during a year (referred to as Accelerated AHP). Accelerated AHP allows an FHLBank to commit and disburse AHP funds to meet the FHLBank’s mission when it would otherwise be unable to do so, based on its normal funding mechanism.

For additional details regarding the AHP assessment, refer to the Earnings Performance discussion in Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations and Note 10 - Affordable Housing Program (AHP) and Voluntary Contributions in Item 8. Financial Statements and Supplementary Data in this Form 10-K.

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

The Bank also makes the Annual Reports filed on Form 10-K, Quarterly Reports filed on Form 10-Q, certain Current Reports filed on Form 8-K, and amendments to those reports filed with or furnished to the SEC pursuant to Section 13(a) or 15(d) of the 1934 Act available free of charge on or through its internet website as soon as reasonably practicable after such material is filed with or furnished to the SEC. The Bank’s internet website address is www.fhlb-pgh.com. The Bank filed the certifications of the President and Chief Executive Officer and Chief Financial Officer (principal financial officer) pursuant to Sections 302 and 906 of the Sarbanes-Oxley Act of 2002 with respect to the Bank’s 2025 Annual Report on Form 10-K as exhibits to this Report.

Information about the Bank’s Board and its committees and corporate governance, as well as the Bank’s Code of Conduct, is available in the corporate governance section of the “About Us” dropdown on the Bank’s website at www.fhlb-pgh.com. Printed copies of this information may be requested without charge by written request to the Bank’s Legal Department.

Item 1A: Risk Factors

There are many factors, including those beyond the Bank’s control, that could cause financial results to differ significantly from the Bank’s expectations. The following discussion summarizes the material factors that should be considered in evaluating the Bank’s business. This discussion is not exhaustive, and there may be other factors not described or factors, such as business, credit, market/liquidity and operational risks, which are described elsewhere in this report (see the Risk Management discussion in Item 7: Management’s Discussion and Analysis of Financial Condition and Results of Operations in this Form 10-K), which could cause results to differ materially from the Bank’s expectations. However, management believes that these factors represent the material risks relevant to the Bank, its business and industry. Any factor described in this report could by itself, or together with one or more other factors, adversely affect the Bank’s business operations, future results of operations, financial condition or cash flows.

BUSINESS RISK

Changes in the legislative and regulatory environment could negatively affect the Bank’s business, results of operations, financial condition, reputation and members’ investment in the Bank.

The FHLBanks’ business operations, funding costs, rights, obligations and the environment in which FHLBanks carry out their mission continue to be impacted by an evolving legal and regulatory environment, as discussed in Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations - Legislative and Regulatory Developments. Further, Congress may enact GSE or FHLBank reform legislation, which could have a material effect on the Bank including debt issuance, financial condition and results of operations. The Bank notes that, from time to time, the executive branch, Congress, and various independent federal agencies have advanced plans through executive orders, legislation, or regulation or guidance, to reform the federal regulatory landscape regarding U.S. housing finance. The Bank also notes public statements by the federal executive administration regarding plans for the possible resolution of Fannie Mae and Freddie Mac’s respective conservatorships. If implemented, these plans could directly or indirectly impact the business and results of operations of other GSEs that support the U.S. housing market, including the FHLBanks. Any such changes or reforms that are implemented could impact the profitability of the FHLBanks or limit future growth opportunities. Furthermore, increased regulatory and legislative attention on the possibility of requiring the FHLBanks by statute to set aside higher percentages of their earnings for their affordable housing and community products than is currently required by law could lead to increased assessments to the Bank’s AHP, resulting in higher expenses for the Bank, which would result in less net income being available for other purposes. In addition, future legislative changes to applicable law may affect the Bank’s business, risk profile, results of operations and financial condition. For example, from time to time, there have been legislative efforts and discussions regarding eligibility of certain entities, including non-banks, to become members of the FHLBank System. Changes to membership eligibility criteria could materially impact the Bank’s risk profile, financial condition and results of operations.

The FHLBanks are also impacted by the Finance Agency’s extensive statutory and regulatory authority over the FHLBanks. The authority includes, without limitation, the authority to liquidate, merge or consolidate FHLBanks, to redistrict or adjust equities among the FHLBanks, and to impose limits on permissible FHLBank products and activities within the terms set forth in applicable statutes establishing the scope of the Finance Agency’s authority. The Bank cannot predict if or how the Finance Agency, could exercise such authority with respect to any FHLBank or the potential impact of such action on the Bank’s business and operations or on members’ investment in or activity with the Bank.

The Bank notes continuing developments in the Finance Agency’s and the current federal executive administration’s areas of focus and regulatory priorities that may result in potential changes in the Bank’s regulatory environment, including without limitation, as discussed in Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations —Legislative and Regulatory Developments. The Bank cannot predict changes in legislative or regulatory requirements or guidance, or any new legislation or regulations, or how they might impact the Bank’s business or operations. The Bank also cannot predict the federal executive administration’s or the Finance Agency’s actions on U.S. housing finance and government-sponsored enterprises, including actions taken relating to large institutional investor purchases of single family homes, actions regarding the revision or end of conservatorships of Fannie Mae and Freddie Mac or potential reforms or enhancements to their capital structure, the imposition of new requirements or limitations on their existing authorities or changes in the nature of their government support, or any corresponding impacts to the FHLBank System, the secondary mortgage and mortgage-backed securities market, or the mortgage industry. Any such changes, as well as any resulting increased scrutiny of the Bank and the FHLBank System and its mission and activities, however, could materially affect the Bank’s business operations, results of operations and reputation, and the value of FHLBank membership.

The Bank cannot predict new or changes in legislative or regulatory requirements or guidance or the effect of any new legislation or regulations on the Bank’s operations. Changes in the Finance Agency’s regulatory expectations, other political changes, policy changes, trends, government or government advisory committee actions or inaction, new or modified legislation, or government actions impacting the Bank’s members and counterparties, could impact the Bank’s operational costs and expenses, result in heightened scrutiny of the Bank, and/or impact the Bank’s business, strategy and operations, which may affect the Bank’s financial condition, or results of operations, or the value of membership in the Bank. These changes may include changes relating to the FHLBanks’ mission, liquidity role, membership and lending requirements, affordable housing contributions, voluntary programs and support for community products, or changes to the Bank’s operations, structure, and governance. The impact of any of the above could materially and negatively affect, and impose additional controls and restrictions on, the activities of the Bank. Regulatory requirements on the Bank’s members may affect their capacity and demand for Bank products and, as a result, impact the Bank’s operations and financial condition. Changes in Finance Agency regulations and other Finance Agency regulatory actions could result in, among other things, changes in the Bank’s capital composition, an increase in the Bank’s cost of funding, ability to accept certain types of collateral, a change in permissible business activities, a decrease in the size, scope or nature of the Bank’s lending, investment or mortgage purchase program activities, or a decrease in demand for the Bank’s products and services, which could negatively affect its financial condition and results of operations and members’ investment in the Bank.

Global or domestic financial market disruptions or geopolitical conditions could result in uncertainty and unpredictability for the Bank in managing its business.

The Bank’s business, earnings and risk profile are affected by international, domestic and district-specific business, economic and geopolitical conditions and disruptions. These disruptions may include and have included, for example, U.S. government shutdowns such as the shutdowns in 2025 and early 2026, each of which resulted in market uncertainty and the interruption of certain data sources that the Bank uses, such as data from the U.S. Bureau of Labor Statistics. Further, such conditions and resulting potential market disruptions, which may also affect counterparty and members’ business, include real estate values, residential mortgage originations, short-term and long-term interest rates, inflation and inflation expectations, recession or recessionary expectations, unemployment levels, money supply, fluctuations in both debt and equity markets, the strength of the U.S. dollar against other currencies, and the conditions of the foreign, domestic and local economies in which the Bank operates. Geopolitical instability or conflicts, such as ongoing hostilities between Russia and Ukraine, in the Middle East and in other areas may result in trade disruptions, sanctions or other market volatility which could adversely affect the Bank or its members. For example, supply chain disruptions and tariffs resulting from such hostilities may have a contributory impact on inflation and inflation expectations, and resulting supply issues and financial stresses may affect the Bank’s business decisions or those of its members and may impact the Bank’s results of operations. Widespread health emergencies or pandemics could also adversely affect the Bank’s results of operations or financial condition by negatively impacting the economic environment and/or global markets, which may result in decreased demand for the Bank’s products and services.

The loss of significant Bank members or borrowers may have a negative impact on the Bank’s advances, letters of credit, capital stock outstanding and MPF portfolio and could result in lower demand for its products and services, lower dividends paid to members and higher borrowing costs for remaining members, all of which may affect the Bank’s results of operations and financial condition.

One or more significant Bank members could decrease their business activities with the Bank, move their business to another FHLBank district, merge into a nonmember, withdraw their membership or fail, any of which occurrences could lead to a significant decrease in the Bank’s total assets. At December 31, 2025, the Bank’s five largest customers accounted for 69.6% of its total credit exposure (TCE) and owned 51.3% of its outstanding capital stock. Of these, two members had an outstanding advance balance in excess of 10% of the total advance portfolio. Further, two members had outstanding letters of credit in excess of 10% of total letters of credit. If any of the Bank’s members with 10% or more of TCE paid off their outstanding advances, reduced their letter of credit activity with the Bank or, if applicable, withdrew from membership, the Bank could experience a material adverse effect on its outstanding advance levels and TCE, which would impact the Bank’s financial condition and results of operations.

Additionally, the Bank participates in the MPF Program. During 2025, the Bank’s three largest PFIs accounted for 57% of the mortgage loans purchased by the Bank, with one representing 35.9% of the total outstanding portfolio on December 31, 2025. If this PFI withdrew from or reduced its participation in the Bank’s MPF Program, the Bank could experience a material adverse effect on its MPF portfolio, which would impact the Bank’s financial condition and results of operations.

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

The Bank’s letters of credit can be used to support certain obligations of its members. Alternatively, members may choose to use certain investment securities as support for these obligations. If member investment securities portfolios grow, the Bank may experience a decline in member demand for letters of credit.

In connection with the MPF Program, the Bank is subject to competition regarding the purchase of conventional, conforming fixed-rate mortgage loans. The Bank faces competition in the areas of customer service, product features and purchase prices for MPF loans and ancillary services. The Bank’s strongest competitors are large mortgage aggregators, non-depository mortgage entities and the other housing GSEs (Fannie Mae and Freddie Mac). The Bank notes that the possible resolution of the conservatorships of Fannie Mae and Freddie Mac could result in heightened competition with those entities for the purchase of mortgage loans depending on how such resolution occurred. The Bank may also compete with other FHLBanks with which members have a relationship through affiliates. Competition among FHLBanks for MPF business may also be affected by the requirement that a member and its affiliates can sell loans into the MPF Program through only one FHLBank relationship at a time.

In addition, the volume of conventional, conforming fixed-rate mortgages fluctuates depending on the level of interest rates. With 30-year mortgage rates above long-term averages and limited supply of available homes, affordability issues may persist and could ultimately impact loan volume and performance over time. If such a scenario would continue for an extended period of time, it could negatively impact the MPF Program’s financial performance and, in turn, the Bank’s financial condition and results of operations.

The FHLBanks also compete with the U.S. Treasury and other GSEs as well as corporate, sovereign and supranational entities for funds raised through the issuance of unsecured debt in the national and global debt markets. Increases in the supply of competing debt products may, in the absence of increases in demand, result in higher debt costs or lower amounts of debt issued at the same cost than otherwise would be the case. Increased competition could adversely affect the Bank’s ability to have access to funding, reduce the amount of funding available or increase the cost of funding. Additionally, emerging digital assets, such as stablecoins, could introduce new forms of competition or impact member business models. Any of such developments could adversely affect the Bank’s financial condition and results of operations.

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

The Bank faces credit risk on advances, mortgage loans, investment securities, money market investments, derivatives, certificates of deposit, and other financial instruments. Current economic conditions affecting members and their customers, such as inflation, elevated interest rates, evolving and more complex member lending types (e.g., non-depository financial institutions) and member activities (e.g., cryptocurrency) and various other factors may be contributing to higher credit risk profiles that could lead to asset liability management challenges or potentially increased risk of loss at certain member institutions. A member failure without liquidation proceeds satisfying the amount of the failed institution’s obligations and the operational cost of liquidating the collateral could impact the Bank’s ability to issue debt.

The volatility of market prices and interest rates as well as the potential for fraud could affect the value of collateral held by the Bank as security for the obligations of Bank members as well as the ability of the Bank to liquidate the collateral in the event of a default by the obligor. Volatility within collateral indices may affect the method used in determining collateral weightings, which would ultimately affect the collateral value.

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

There are several unique risks that the Bank may be exposed to regarding non-depository institutions. For example, individual state insolvency legislation terms may govern creditors’ rights, which terms may not result in the Bank being able to liquidate collateral pledged to it by an insolvent insurance company member as readily as it may for depository institution members. Similarly, the Bank has non-depository CDFI members, which are not generally subject to banking or insurance regulations, which results in uncertainty regarding the Bank’s timing and ability to liquidate collateral pledged to it by such a member in insolvency.

The insolvency of a major counterparty due to the credit quality and capital level of a counterparty or fraud resulting in the inability of a major counterparty to meet its obligations under unsecured credit transactions or other agreement, could cause the Bank to incur losses and have an adverse effect on the Bank’s financial condition and results of operations.

In addition, the Bank’s ability to engage in routine derivatives, funding and other transactions could be adversely affected by the actions, including fraud, and commercial soundness of other financial institutions. Financial institutions are interconnected as a result of trading, clearing, repos, or other relationships. As a result, defaults by, or even rumors or questions about, one or more financial services institutions, or the financial services industry generally, could lead to market-wide disruptions in which it may be difficult for the Bank to find counterparties for such transactions. For additional discussion regarding the Bank’s credit and counterparty risk, see the Credit and Counterparty Risk discussion in Risk Management in Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations in this Form 10-K.

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

If FHLBank of Chicago changes or ceases to operate the MPF Program, this could have a negative impact on the Bank’s mortgage purchase business, and, consequently, a negative impact on the Bank’s financial condition and results of operations.

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

The Bank is subject to various market risks, including interest rate risk and prepayment risk. The Bank realizes income primarily from the spread between interest earned on advances, MPF loans and investment securities and interest paid on debt and other liabilities. The Bank’s financial performance is affected by fiscal and monetary policies of the Federal government and its agencies, particularly the policies of the Federal Reserve. The Federal Reserve’s policies, which are difficult to predict, directly and indirectly influence the yield on the Bank’s interest-earning assets and the cost of interest-bearing liabilities. The Federal Reserve continued to decrease the target range for the federal funds rate in 2025. The frequency and magnitude of interest rate changes affect market movements that can accentuate challenges of managing interest rate risk, as discussed below. The Bank’s profitability and the market value of its equity are significantly affected by its ability to manage interest rate risk.

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

With respect to the Bank’s MBS and MPF portfolios, mortgage rates remain above long-term averages, continuing to compress prepayments in 2025 and, as a result, extended mortgage cash flows. If the debt funding the mortgage assets matures, it could be re-issued at a higher rate and decrease the Bank’s net interest income. Decreases in interest rates may cause an increase in mortgage prepayments and may result in increased premium amortization expense and substandard performance in the Bank’s mortgage portfolio as the Bank experiences a return of principal that it must re-invest in a lower rate environment, adversely affecting net interest income over time, if associated debt remains outstanding (i.e., debt overhang). For more information, see the discussion in Risk Management in Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations in this Form 10-K.

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

The ability to obtain funds through the sale of consolidated obligations depends in part on conditions in the capital markets, particularly the short-term capital markets. Accordingly, the Bank may be unable to obtain funding rapidly and on acceptable terms (interest rate risk), if at all (refunding risk). In addition, broader adoption of stablecoins that rely on U.S. Treasuries could increase the Bank’s cost of debt on a relative basis. If the Bank cannot access funding when needed, its ability to support and continue its operations, including providing term funding to members, would be adversely affected, which would negatively affect its financial condition and results of operations. Geopolitical instability or conflicts may result in trade disruptions, sanctions, or other market volatility which could adversely affect funding costs or market access. The Bank’s exposure to interest rate risk and refunding risk may be impacted by the asset/liability maturity profile of the Bank. See the Liquidity and Funding discussion in Risk Management in Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations in this Form 10-K for additional information.

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

FHLBank System consolidated obligation bonds have been assigned Aa1/stable outlook and AA+/stable outlook ratings by Moody’s and S&P, respectively. Consolidated obligation discount notes have been assigned a P-1 and A-1+ rating by Moody’s and S&P, respectively. These Nationally Recognized Statistical Rating Organizations (NRSROs) have indicated that the ratings they assign the FHLBank System consolidated obligations are generally influenced by the sovereign credit rating of the United States due to the FHLBanks’ statuses as GSEs. Therefore, downgrades of the United States’ credit rating by an NRSRO may result in similar downgrades of FHLBank System consolidated obligations. For example, in May 2025, Moody’s downgraded the United States' sovereign credit rating and then promptly downgraded the FHLBanks’ consolidated obligations to their current ratings.

It is possible that the credit rating of an FHLBank, another GSE or the U.S. government could be lowered by one or more NRSROs for any number of reasons including, for example, in connection with the uncertainties surrounding the raising of, or failure to timely raise, the U.S. federal debt limit. A change to the outlook on the ratings of the United States may also cause the respective NRSRO to take similar ratings actions with respect to the FHLBanks, to the extent they are rated by it. Such downgrades could negatively impact the Bank’s reputation, cost of funds, ability to issue consolidated obligations and enter derivative transactions on acceptable terms, product demand, and ability to attract and retain members.

Further, in some states, acceptance of the Bank’s letters of credit as collateral for public funds deposits may require the Bank to maintain the highest long-term senior unsecured debt rating from at least one NRSRO. As such, the Bank’s letters of credit business in any such states may be curtailed, and the amount of the Bank’s letters of credit may be reduced, both of which could negatively affect financial condition and results of operations.

The Bank may fail to maintain a sufficient level of retained earnings, fail to meet its minimum regulatory capital requirements, or be otherwise designated by the Finance Agency as undercapitalized, which would impact the Bank’s ability to conduct business “as usual,” result in prohibitions on dividends, excess capital stock repurchases and capital stock redemptions and potentially impact the value of Bank membership. Such a designation may also negatively impact the Bank’s credit rating provided by certain NRSROs and could hinder the achievement of the Bank’s economic/community development goals.

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

The Bank’s business is dependent upon its ability to effectively exchange and process information using its computer information systems. Continued regulatory focus on technology operations including cybersecurity, cloud computing and artificial intelligence (AI) have and could continue to influence the Bank’s operations. The Bank’s products and services require a complex and sophisticated computing environment, which includes software-as-a-service (SaaS) and infrastructure-as-a-service (IaaS) solutions and licensed, purchased, and custom-developed software. Maintaining the effectiveness and efficiency of the Bank’s operations is dependent upon the continued timely implementation of technology solutions and systems, which may require ongoing expenditures, as well as the ability to sustain ongoing operations during technology solution implementations, upgrades and larger strategic initiatives and/or modernization efforts. If the Bank is unable to sustain its technological capabilities or implement new or emerging technologies, such as AI, it may not be able to remain competitive, and its business, financial condition and profitability may be significantly compromised. The Bank cannot guarantee the effectiveness of its business continuity plan or other related policies, procedures and systems to protect the Bank in any particular situation.

Cyber threats include computer viruses, malicious or destructive code, phishing attacks, brute force attacks, ransomware attacks, polymorphic malware attacks, denial of service attacks, or information or other security breaches. They could result in the unauthorized release, gathering, monitoring, misuse, loss or destruction of confidential, proprietary and other information of the Bank, its employees, its members or other third parties, or otherwise materially disrupt the Bank’s or its members’ or other third parties’ network access, business operations or ability to provide services. The Bank, like many financial institutions and businesses, faces cyber-attack attempts routinely, for example, from phishing campaigns and denial of service attempts, and the risk of cyber-attacks may be heightened as a result of geopolitical conflicts. Although the Bank has both information and physical security measures in place and devotes significant resources to secure the Bank’s computer systems and networks, it might not be able to anticipate or implement effective preventive measures against all security breaches, particularly given that such attacks continue to evolve in scale and maliciousness. Additionally, cyber vulnerabilities and/or attacks could go undetected for a period of time. During such time, the Bank may not necessarily know the extent of the harm, and certain actions could be compounded before they are discovered and remediated, any or all of which could further increase the consequences of a cyberattack. See additional discussion in Item 1.C Cybersecurity within this Form 10-K.

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

Turnover, particularly among key employees, or unsuccessful succession planning, may increase operational risks as responsibilities are transitioned between employees and new employees are on-boarded and trained. Failure to attract or retain a skilled Board, particularly with respect to certain required expertise, may adversely affect the Bank’s governance or business operations. The loss of one or more key employees or not having a skilled Board may also result in incremental regulatory scrutiny.

Failures of critical vendors and other third parties, including the Federal Reserve Banks, could disrupt the Bank’s ability to conduct business.

The Bank relies on third-party vendors and service providers for many of its core business processes and information systems. Any failure or interruption of these systems, or any disruption of service, including as a result of a security breach, cyber-attack, natural disaster, geopolitical instability, terrorist attack, widespread emergency or pandemic, could result in failures or interruptions in the Bank’s ability to conduct and manage its business effectively. Any disruption, delay, failure of a critical third-party vendor’s services or the Bank’s inability to adequately address such event could impact the Bank’s operating results and the Bank’s ability to provide services to the membership and could harm the Bank’s reputation, customer relations and business operations, which could negatively affect its financial condition, profitability and cash flows.

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

The Bank makes significant use of business and financial models and end user computing tools for making business decisions, managing risk and financial reporting. For example, the Bank uses models to measure and monitor exposures to market risks and credit and collateral risks. The Bank uses models for making credit decisions, determining the fair value of certain financial instruments, and estimating credit losses.

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

The Bank recognizes the important role that AI, including generative AI, can play in conducting Bank business and seeks to use AI to enhance responsible innovation and improve collaboration. However, the Bank also recognizes the risks that AI presents, including but not limited to data privacy and security risks. Accordingly, the Bank has adopted an Artificial Intelligence Policy which sets forth rules that are intended to mitigate such risks. The policy applies to all Bank employees, contractors and consultants. It provides rules for the use of AI based on software and use cases and prohibits its use where it has not been specifically approved either under the policy or pursuant to an approval process specified in the policy. Further, the policy includes additional prohibitions that are intended to further mitigate the risks that AI presents. For example, the policy prohibits the use of AI for automated decision-making in certain high-risk domains (e.g., regulatory reporting and fraud detection) without human oversight and audit measures.

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
•provides that the Bank must provide adequate resources in attending to cybersecurity threats proportionate to the Bank’s overall risk tolerance; and
•establishes that the Bank’s Chief Information Security Officer (CISO) is responsible for the information security program and that the CISO reports directly to the Bank’s Chief Information Officer (CIO) with a dotted line reporting relationship to the Bank’s Chief Risk Officer (CRO) so that information technology risk, including cybersecurity threat risk, is given appropriate priority.

Management has implemented policies and procedures to implement the Security Policy which include, among others, the Security Management Policy, the Information Technology Management Policy, the Artificial Intelligence Policy, and the security incident response plan, each of which is discussed above under – Cybersecurity Risk Management and Strategy.

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

The CISO and the CIO are responsible for reporting sufficient and timely information on any cybersecurity threat or incident that may pose a significant risk to the Bank to the Operational Risk Committee. The CISO and the CIO are also responsible for providing regular reports to the Operational Risk Committee until any cybersecurity incident’s conclusion. They also arrange for the Board and the Operational Risk Committee to receive regular presentations and reports throughout the year on cybersecurity and information security addressing a broad range of topics, including updates on technology trends, regulatory developments, legal issues, policies and practices, information security resources and organization, the threat environment and vulnerability assessments, and specific and ongoing efforts to prevent, detect, and respond to potential gaps, internal and external incidents and critical threats. Further, on no less than a quarterly basis, or more often as deemed necessary, the Operational Risk Committee discusses cybersecurity and information security risks with the CISO and the CIO.

The CISO and the CIO are responsible for assessing and managing the Bank’s material risks from cybersecurity threats. The CISO leads the Bank’s Information Security Department and, consistent with the Security Policy, reports directly to the CIO and has a dotted line reporting relationship to the CRO. The CISO is the policy owner of the Security Management Policy and the Artificial Intelligence Policy, and the CIO is the policy owner of the Information Technology Management Policy. As policy owners, each is responsible for implementing and administering their relevant policy. In addition, each is responsible for reviewing, updating and presenting the policies for approval on no less than an annual basis. In addition to their reporting responsibilities to the Operational Risk Committee, the CISO and the CIO also report to the Bank’s Risk Management Committee, which is a management committee that reports separately to the Bank’s President and Chief Executive Officer. The Risk Management Committee is discussed in Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations - Risk Management - Risk Governance.

The CISO has more than 21 years of experience in cybersecurity matters, including over 14 years within the Bank’s information technology department, in successively more responsible roles, and has led teams to design, secure, and implement numerous cybersecurity and technology solutions. The CISO holds a Bachelor of Science (BS) degree in Computer Science and several technology certifications, including Certified Information Security Manager (CISM) and Certified Information Systems Auditor (CISA). The CIO was promoted to the role of the Bank’s Deputy Chief Information Officer in 2023 and became the Bank’s CIO in 2026. The CIO has more than 25 years of experience in financial services information technology leadership, including over 11 years at the Bank. In addition to a Bachelor of Arts (BA) degree from Carleton University, the CIO holds multiple technology-focused certifications and a Lean Six Sigma Green Belt.

The CISO and the CIO are informed about and monitor the prevention, detection, mitigation and remediation of cybersecurity incidents with the support of the Bank’s Information Security Department using the processes described above under - Cybersecurity Risk Management and Strategy.

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

Item 2: Properties

The Bank leases 57,047 square feet of office space at 301 Grant Street, Pittsburgh, Pennsylvania, 15219 that serves as the Bank’s headquarters. The Bank leases two offsite data centers in Pennsylvania and Virginia. The Bank also leases office space in Allentown, Pennsylvania for community and member engagement. In addition, the Bank leases approximately 3,000 square feet of office space in Washington, D.C. to support government relations, which is shared with the FHLBanks of Atlanta and Des Moines. Essentially all of the Bank’s operations are housed at the Bank’s headquarters at the 301 Grant Street location. The Bank’s management believes these facilities are well maintained and adequate for the Bank’s operations.

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

    Not applicable

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

The total number of shares of capital stock outstanding as of December 31, 2025 was 23,045,618, of which members held 22,926,054 shares and nonmembers held 119,564 shares. As of February 28, 2026, a total of 286 institutions (which includes members and nonmembers) held shares of the Bank’s stock.

Members must maintain a minimum amount of stock based on membership and activity requirements as established in the Bank’s Capital Plan. The members’ minimum stock purchase requirement is subject to change from time to time at the discretion of the Board of the Bank in accordance with the Capital Plan. Excess stock is capital stock not required to be held by the member to meet its minimum stock purchase requirement under the Bank’s Capital Plan. The Bank, at its discretion, may repurchase shares held by members in excess of their required stock holdings upon one business day’s notice. The Bank’s current practice is to repurchase excess capital stock, including excess capital stock that is classified as mandatorily redeemable, on a weekly basis. At December 31, 2025, the Bank has excess stock totaling $83.3 million, less than 1% of total assets.

The Bank may redeem all or part of the common stock five years after the Bank receives a written notice from a member of redemption, gives notice of intention to withdraw from membership, or attains nonmember status by merger or acquisition, charter termination or other involuntary termination from membership. This is referred to as mandatorily redeemable capital stock. The Bank reclassifies stock subject to redemption from capital stock to a liability. As of December 31, 2025, the total mandatorily redeemable capital stock reflected the balance for seven institutions. These institutions will continue to be members of the Bank until the withdrawal period is completed.

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

In February 2026, the Bank declared quarterly dividends of 9.50% annualized on activity stock and 4.85% annualized on membership stock. The dividends were based on average capital stock held for the fourth quarter of 2025. Looking forward, market and business conditions can impact the Bank’s overall performance, as well as the levels of future dividends. The Bank’s intent is to continue to provide meaningful shareholder return; future dividend rates may not correspond directly with the pace or direction of interest rate changes.

The Bank has a retained earnings policy that calls for the Bank to maintain retained earnings in an amount at least sufficient to protect the par value of the Bank’s capital stock against potential economic losses that could arise from a variety of designated risk factors, including those related to potential permanent losses, potential earnings shortfalls or losses in periodic earnings, and potential reductions in the Bank’s estimated market value of equity. With certain exceptions, the Bank’s policy calls for the Bank to maintain its total retained earnings balance at or above its policy target when determining the amount of funds available to pay dividends. The Bank’s current retained earnings policy target, which was last updated as of December 31, 2025, calls for the Bank to maintain a total retained earnings balance of at least $780 million to protect against the risks identified in the policy. The Bank’s retained earnings balance of $2,245.7 million at December 31, 2025 exceeds the policy target balance.

The Bank’s Capital Plan and the Joint Capital Enhancement Agreement require the Bank to allocate 20 percent of net income to a separate restricted retained earnings account until the balance in that account reaches 1% of the daily average carrying value of the Bank’s outstanding total consolidated obligations (excluding fair-value adjustments) for the calendar quarter. As of December 31, 2025, the Bank had $783.4 million in restricted retained earnings, exceeding the total requirement of $691.5 million. Amounts in the restricted retained earnings account cannot be used to pay dividends. The Bank can release restricted retained earnings to unrestricted retained earnings if it exceeds 150% of the requirement, which was $1,037 million as of December 31, 2025. The Bank did not meet threshold to release restricted retained earnings at December 31, 2025.

See Note 11 - Capital in Item 8. Financial Statements and Supplementary Data in this Form 10-K for further information regarding statutory and regulatory restrictions on capital stock redemption.

Item 6: [Reserved]

Item 7: Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Information

This Form 10-K includes “forward-looking statements”. Such statements may include descriptions of the objectives, projections, estimates, or predictions of the future of the Bank . Such statements do not relate strictly to historical or current facts. They often use words such as “anticipate,” “believe,” “could,” “estimate,” “expect,” “intend,” “may,” “should,” “will,” “likely,” and similar expressions.

Forward-looking statements involve risks and uncertainties, and as such, actual results could differ materially from those that the statements express or imply due to factors such as:
•economic and market conditions, including, but not limited to, conditions in real estate, credit and mortgage markets;
•volatility of market prices, rates, and indices related to financial instruments;
•natural or man-made disasters, pandemics, climate change, conflicts or terrorist attacks or other geopolitical events, such as ongoing hostilities between Russia and Ukraine and in the Middle East;
•political uncertainties related to global trade policies, supply chain disruptions and tariff tensions;
•executive, legislative, regulatory, and judicial events and actions that affect the Bank, its members, counterparties, other Federal Home Loan Banks (FHLBanks) or investors in FHLBank debt;
•risks related to the Bank’s investments, including investments in mortgage-backed securities (MBS);
•changes in the assumptions used to estimate credit losses;
•changes in the Bank’s ability to introduce new products and services to meet market demand;
•changes in the Bank’s: credit rating, capital structure, capital requirements, membership composition, membership’s demand for advances and other products, and competitive environment;
•changes in expectations regarding the Bank’s payment of dividends;
•increases or decreases in advances prepayments;
•changes in investor demand for FHLBank debt or in the ratings of FHLBank System debt;
•the Bank’s ability to enter financial instruments to meet its investment, balance sheet and risk management goals;
•disruptions in the capital markets;
•the ability of each of the other FHLBanks to repay the principal and interest on consolidated obligations for which it is the primary obligor and with respect to which the Bank has joint and several liability; and
•technology and cybersecurity risks (including cybersecurity risk driven by artificial intelligence).

Readers of this report should not rely solely on the forward-looking statements and should consider all risks and uncertainties addressed throughout this report, as well as those discussed under Item 1A. Risk Factors. Information on the Bank’s website referred to in this Form 10-K is not incorporated in, or a part of, this Form 10-K. Forward-looking statements in this Form 10-K should not be relied on as representing the Bank’s expectations or assumptions as of any time subsequent to the time this Form 10-K is filed with the SEC. Forward-looking statements speak only as of the date made, and the Bank has no obligation, and does not undertake publicly, to update or revise any forward-looking statement for any reason.

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

The U.S. economy remained resilient in 2025 despite global trade and immigration policy uncertainty, allowing for the Federal Reserve to hold rates constant for the first half of the year. The labor market, however, started to show signs of weakness in the second half of 2025. The Federal Reserve responded with three consecutive 25 basis point rate cuts at the September, October and December meetings, bringing the federal funds target range from 4.25%-4.50% to 3.50%-3.75%. These actions resulted in the steepening of the Treasury curve with yields declining except for the 30-year bond, which remained elevated due to fiscal concerns. Long-term FHLBank debt spreads relative to U.S. Treasuries narrowed during 2025, driven by lower FHLBank debt issuance and declining market volatility in the second half of the year.

Results of Operations. The Bank’s net income for 2025 totaled $418.3 million, compared to $587.5 million for 2024. The $169.2 million decrease was driven primarily by lower net interest income and lower non interest income. The decrease in net interest income was the result of lower average advances and lower short-term interest rates. The decrease in noninterest income was due to primarily to valuation changes in the Bank’s derivative portfolio resulting from interest rate volatility. The net interest margin was 70 basis points and 71 basis points for 2025 and 2024, respectively.

Statutory AHP assessments were $46.6 million as a result of the Bank’s earnings in 2025, compared to $65.5 million as a result of earnings in 2024.

In addition to statutory AHP assessments under the FHLBank Act, in 2025 and 2024, the Bank committed to make voluntary contributions of 5% of prior year’s earnings to its suite of voluntary community products. The Bank intends to continue to make a supplemental voluntary contribution to AHP to increase the pool of available AHP funds to the amount that would have been statutorily required, absent the Bank’s voluntary contributions. The Bank exceeded its commitment in 2025 and in 2024. The Bank’s voluntary contributions were 6.3% and 6.9% of its prior year’s earnings during 2025 and 2024 respectively. For additional information on the Bank’s Community Products, see the Community Products discussion in Earnings Performance in Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations and Note 10 - Affordable Housing Program (AHP) and Voluntary Contributions in this Form 10-K.

Financial Condition. Advances. Advances totaled $36.8 billion at December 31, 2025, a decrease of $33.1 billion compared to $69.9 billion at December 31, 2024. In addition, the par value of advances that had a remaining maturity of more than one year increased to 37% at December 31, 2025 compared to 27% at December 31, 2024. Member demand for advances continues to be primarily driven by members' liquidity management practices, which are influenced by their loan demand, deposit balances and investment activities. Although advance levels decreased, it is not uncommon for the Bank to experience fluctuations in the overall advance portfolio driven primarily by changes in member needs.

The ability to grow and/or maintain the advance portfolio is affected by, among other things, the following: (1) the liquidity demands of the Bank’s borrowers; (2) the composition of the Bank’s membership; (3) members’ regulatory requirements; (4) current and future credit market conditions; (5) housing market trends; (6) the shape of the yield curve; and (7) advance pricing.

    Liquidity Investments. The Bank maintains liquidity to meet member borrowing needs and regulatory standards. The liquidity investment portfolio is comprised of cash, interest-bearing deposits, Federal funds sold, securities purchased under agreements to resell, and U.S. Treasury obligations classified as trading or AFS. At December 31, 2025, the Bank held $16.0 billion of liquid assets, relatively flat compared to $15.8 billion at December 31, 2024. Liquid assets can fluctuate due to routine portfolio management practices.

    Investments. The Bank’s investment portfolio, excluding those investments included in the liquidity portfolio, is comprised of trading, AFS and HTM investments. The investments are subject to the Bank’s risk guidelines and certain other requirements, such as yield. The Bank held $14.5 billion in its investment portfolio at December 31, 2025, compared to $15.5 billion at December 31, 2024, a decrease of $1.0 billion. During 2025, the MBS portfolio declined as the Bank curtailed MBS purchases because the portfolio reached the regulatory limit relative to equity.

Consolidated Obligations. The Bank’s consolidated obligations totaled $67.5 billion at December 31, 2025, a decrease of $32.2 billion from December 31, 2024. At December 31, 2025, bonds represented 75% of the Bank’s consolidated obligations, compared with 88% at December 31, 2024. Discount notes represented 25% of the Bank’s consolidated obligations at December 31, 2025 compared with 12% at year-end 2024. The overall decrease in consolidated obligations outstanding is consistent with the decrease in advance balances. The funding mix shifted towards fixed-rate callable bonds and discount notes that replaced maturing floating-rate bonds as the Bank took advantage of favorable funding spreads.

Capital Position and Regulatory Requirements. Total capital at December 31, 2025 was $4.6 billion, compared to $5.6 billion at December 31, 2024. Total capital decreased due to decreased capital stock as a result of lower advances. Total retained earnings at December 31, 2025 were $2.2 billion, compared with $2.1 billion at December 31, 2024.

In February 2026, the Bank declared quarterly dividends of 9.50% annualized on activity stock and 4.85% annualized on membership stock. The dividends were based on average member capital stock held for the fourth quarter of 2025.

Dividends paid by the Bank are subject to Board approval and may be paid in either capital stock or cash; historically, the Bank has paid cash dividends. These dividends are based on stockholders' average balances for the previous quarter.
Dividends paid in 2025, 2024 and 2023 are presented in the table below.

	Dividend - Annual Yield
	2025		2024		2023
	Membership	Activity	Membership	Activity	Membership	Activity
February	5.10%	9.00%	5.35%	8.50%	4.00%	7.95%
April	4.60%	9.00%	5.60%	8.75%	5.00%	7.95%
July	4.85%	9.50%	5.60%	9.00%	5.25%	7.95%
October	4.85%	9.50%	5.60%	9.00%	5.35%	8.25%

The dividend rates demonstrate that the Bank continues to return value to its member shareholders. Looking forward, market and business conditions can impact the Bank’s overall performance, as well as the levels of future dividends. The Bank’s intent is to continue to provide meaningful shareholder return; future dividend rates may not correspond directly with the pace or direction of interest rate changes.

Based on the financial information as of December 31, 2025, the Finance Agency determined the Bank was adequately capitalized under the capital rule.

2026 Outlook

    The Bank is a cooperative designed to meet the liquidity and other needs of its members. The Bank expects advance levels to remain relatively consistent with year-end 2025 as members are expected to continue to use advances to meet liquidity needs. Member demand will continue to be impacted by member loan demand, deposit levels, market liquidity, Federal Reserve actions to adjust short-term interest rates, and regulatory requirements for members. The borrowing activities of larger members will continue to be the predominant driver of change in the Bank’s advances. In addition, the Bank expects members usage of letters of credit to be consistent with 2025.

The Bank expects mortgage loans held for portfolio purchased through the MPF Program to increase slightly during 2026. Elevated mortgage rates have slowed purchase and paydown activity relative to years with lower rates or decreasing rate environments.

The Bank expects MBS investment securities to remain consistent throughout 2026 as the Bank has limited capacity to increase the size of the MBS investment portfolio under its regulatory purchasing authority. Purchasing MBS investment securities is expected to occur as long as spreads remain attractive and there is regulatory capacity. Spread levels may be impacted by the Federal Reserve’s balance sheet management decisions and level of investor demand.

Access to debt markets has been reliable, and the Bank expects this access to remain reliable.

Current forward interest rate curves reflect market projections for short-term interest rates to decline in 2026 assuming Federal Reserve inflation targets are achieved, and long-term rates to increase slightly during 2026. The Bank expects lower net interest income compared with 2025 due to lower average advance balances, reduced earnings on the re-investment of capital in short-term investments due to the expectation of lower short-term interest rates, and favorable funding expiring which will result in a normalization of net interest spread. In addition, the Bank expects operating expenses, exclusive of voluntary contributions, to be relatively flat compared to the prior year. The Bank expects to continue to contribute at least 5% of prior year’s pre-assessment net income to its suite of voluntary community products during 2026. The Bank’s intent is to continue to provide meaningful shareholder return; future dividend rates may not correspond directly with the pace or direction of interest rate changes.

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

Earnings Performance

    The following is the Bank’s earnings performance for the years ended December 31, 2025 and 2024, which should be read in conjunction with the Bank’s audited financial statements included in Item 8. Financial Statements and Supplementary Data in this Form 10-K.

Net Interest Income

Average Balances and Interest Yields/Rates Paid. The following table summarizes the average balances, yields or rates paid, and net interest margin on interest-earning assets and interest-bearing liabilities for 2025 , 2024, and 2023.

	2025			2024			2023
(dollars in millions)	Average Balance	Interest Income/ Expense	Avg. Yield/ Rate (%)	Average Balance	Interest Income/ Expense	Avg. Yield/ Rate (%)	Average Balance	Interest Income/ Expense	Avg. Yield/ Rate (%)
Assets:
Securities purchased under agreements to resell	$3,623.3	$155.2	4.28	$7,981.5	$413.5	5.18	$6,085.2	$310.9	5.11
Federal funds sold	8,303.2	352	4.24	3,155.0	164.3	5.21	3,842.1	192.9	5.02
Interest-bearing deposits (1)	3,194.5	137.9	4.32	3,789.2	200.7	5.30	4,024.9	205.8	5.11
Investment securities (2)	19,479.1	964.4	4.95	18,276.6	1,044.6	5.72	14,460.5	769.2	5.32
Advances (3)	49,433.5	2,349.0	4.75	73,005.1	4,096.0	5.61	78,097.3	4,219.0	5.40
Mortgage loans held for portfolio (4)	5,056.8	197.3	3.90	4,748.7	168.6	3.55	4,616.3	148.4	3.22
Total interest-earning assets	89,090.4	4,155.8	4.66	110,956.1	6,087.7	5.49	111,126.3	5,846.2	5.26
Other assets	1,009.3			1,415.2			1,443.5
Total assets	$90,099.7			$112,371.3			$112,569.8
Liabilities and capital:
Deposits (1)	$663.7	$27.7	4.18	$678.7	$35.0	5.15	$658.4	$33.1	5.03
Consolidated obligation discount notes	10,205.4	423.9	4.15	11,569.6	601.4	5.20	22,897.7	1,118.9	4.89
Consolidated obligation bonds	72,830.4	3,078.3	4.23	92,285.4	4,664.9	5.05	81,052.3	3,953.4	4.88
Other borrowings	8.3	0.8	8.96	27.6	2.4	8.76	31.4	2.5	7.84
Total interest-bearing liabilities	83,707.8	3,530.7	4.22	104,561.3	5,303.7	5.07	104,639.8	5,107.9	4.88
Other liabilities	1,453.1			2,188.3			2,468.1
Total capital	4,938.8			5,621.7			5,461.9
Total liabilities and capital	$90,099.7			$112,371.3			$112,569.8
Net interest spread			0.44			0.42			0.38
Impact of noninterest-bearing funds			0.26			0.29			0.28
Net interest income/net interest margin(5)		$625.1	0.70		$784.0	0.71		$738.3	0.66
Notes:
(1) Average balances of deposits (assets and liabilities) include cash collateral received from/paid to counterparties which is reflected in the Statements of Condition as derivative assets/liabilities.
(2) Investment securities include trading, AFS and HTM securities. The average balances of AFS and HTM are reflected at amortized cost.
(3) Interest on advances includes prepayment fees, net of $1.8 million, $8.5 million and $0.1 million in 2025, 2024 and 2023, respectively.
(4) Nonaccrual mortgage loans are included in average balances in determining the average rate.
(5) Net interest margin is net interest income before provision (reversal) for credit losses as a percentage of average interest-earning assets.

The Bank’s business model is intended to protect the net interest spread earned by the Bank and withstand fluctuations in both the level of interest rates and volume of business. Net interest spread increased to 44 basis points in 2025, compared to 42 basis points in the same prior year period. This was primarily due to changes in the Bank’s balance sheet composition with relatively lower net spread advances now making up a smaller portion of total assets.

Overall, net interest margin decreased 1 basis point to 70 basis points in 2025 compared to 71 basis points in 2024 due to a reduction in earnings on capital from lower capital levels and lower short-term interest rates.

For discussion related to 2024 compared to 2023, refer to the Net Interest Income disclosure included in Item 7: Management’s Discussion and Analysis of Financial Condition and Results of Operations in the Bank’s 2024 Form 10-K.

Rate/Volume Analysis. Changes in both volume and interest rates influence changes in net interest income and net interest margin. The following table summarizes changes in interest income and interest expense between 2025, 2024, and 2023.

	Increase (Decrease) in Interest Income/Expense Due to Changes in Rate/Volume			Increase (Decrease) in Interest Income/Expense Due to Changes in Rate/Volume
	2025 Compared to 2024			2024 Compared to 2023
(in millions)	Volume (1) (3)	Rate (2) (3)	Total	Volume (1) (3)	Rate (2) (3)	Total
Securities purchased under agreements to resell	$(196.1)	$(62.2)	$(258.3)	$98.2	$4.4	$102.6
Federal funds sold	223.3	(35.6)	187.7	(35.6)	7.0	(28.6)
Interest-bearing deposits	(28.8)	(34.0)	(62.8)	(12.3)	7.2	(5.1)
Investment securities	65.7	(145.9)	(80.2)	214.8	60.6	275.4
Advances	(1,185.2)	(561.8)	(1,747.0)	(281.7)	158.7	(123.0)
Mortgage loans held for portfolio	11.4	17.3	28.7	4.3	15.9	20.2
Total interest-earning assets	$(1,109.7)	$(822.2)	$(1,931.9)	$(12.3)	$253.8	$241.5

Deposits	$(0.8)	$(6.5)	$(7.3)	$1.1	$0.8	$1.9
Consolidated obligation discount notes	(65.6)	(111.9)	(177.5)	(584.9)	67.4	(517.5)
Consolidated obligation bonds	(892.7)	(693.9)	(1,586.6)	563.7	147.8	711.5
Other borrowings	(1.7)	0.1	(1.6)	(0.3)	0.2	(0.1)
Total interest-bearing liabilities	$(960.8)	$(812.2)	$(1,773.0)	$(20.4)	$216.2	$195.8
Total increase (decrease) in net interest income	$(148.9)	$(10.0)	$(158.9)	$8.1	$37.6	$45.7
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

    Interest income decreased in 2025 compared to 2024. The decrease was driven by lower average advances and lower yields due to a decrease in short-term interest rates.

    Interest expense decreased in 2025 compared to 2024 driven by lower average consolidated obligations and lower rates paid on consolidated obligations due to decreases in short-term interest rates.

For discussion related to 2024 compared to 2023, refer to the Net Interest Income disclosure included in Item 7: Management’s Discussion and Analysis of Financial Condition and Results of Operations in the Bank’s 2024 Form 10-K.

Advance Prepayment Fees. When a borrower elects to prepay an advance, the Bank charges a borrower a prepayment fee, which makes the Bank financially indifferent to a borrower’s decision to prepay an advance. The Bank records prepayment fees net of basis adjustments, if applicable, which are primarily related to hedging activities included in the carrying value of the advance, as interest income on advances on the Statements of Income. The following table summarizes the advance prepayment fees for 2025, 2024, and 2023.

	Year ended December 31,
(in millions)	2025	2024	2023
Gross amount of prepayment fees received from advance borrowers	$1.8	$1.4	$0.1
Hedging fair value adjustments	—	7.2	—
Other adjustments	—	(0.1)	—
Total advance prepayment fees, net	$1.8	$8.5	$0.1

Derivative Effects on Net Interest Income. The following tables show the impact on net interest income from the effect of derivatives and hedging activities. Gains (losses) on derivatives and hedges items in qualifying fair value hedge relationships are recorded in interest income or expense. In addition, for derivatives designated as fair value hedges, the net interest settlements and the price alignment amount related to such derivatives are recognized as adjustments to the interest income or expense of the designated hedged item. As such, all the effects on earnings of derivatives qualifying for fair value hedge accounting are reflected in net interest income.

The effect on earnings from derivatives not receiving fair value hedge accounting are included in“ Non-Interest Income”.

	2025
(in millions)	Advances	Investments	Mortgage Loans	Bonds	Discount Notes	Total
Amortization/accretion of hedging activities	$0.3	$(0.1)	$0.8	$—	$—	$1.0
Gains (losses) on designated fair value hedges	—	(0.7)	—	0.4	2.5	2.2
Net interest settlements on designated fair value hedges	99.1	145.3	—	(215.7)	(2.0)	26.7
Other - price alignment amount on cleared derivatives	(3.4)	(9.9)	—	(0.5)	—	(13.8)
Total effect on net interest income	$96.0	$134.6	$0.8	$(215.8)	$0.5	$16.1

	2024
(in millions)	Advances	Investments	Mortgage Loans	Bonds	Discount Notes	Total
Amortization/accretion of hedging activities	$0.3	$(0.1)	$(0.2)	$—	$—	$—
Gains (losses) on designated fair value hedges	—	(0.5)	—	1.2	(1.4)	(0.7)
Net interest settlements on designated fair value hedges	302.6	229.0	—	(491.6)	(5.3)	34.7
Other - price alignment amount on cleared derivatives	(13.4)	(21.0)	—	(0.6)	0.1	(34.9)
Total effect on net interest income	$289.5	$207.4	$(0.2)	$(491.0)	$(6.6)	$(0.9)

	2023
(in millions)	Advances	Investments	Mortgage Loans	Bonds	Discount Notes	Total
Amortization/accretion of hedging activities	$0.3	$(0.1)	$(0.5)	$—	$—	$(0.3)
Gains (losses) on designated fair value hedges	—	(0.4)	—	(1.1)	(0.5)	(2.0)
Net interest settlements on designated fair value hedges	266.9	129.7	—	(618.5)	(8.7)	(230.6)
Other - price alignment amount on cleared derivatives	49.0	59.6	—	(10.4)	(0.2)	98.0
Total effect on net interest income	$316.2	$188.8	$(0.5)	$(630.0)	$(9.4)	$(134.9)

The Bank’s primary hedging strategy uses derivatives to hedge the fair market value changes attributable to changes in the benchmark interest rates. The purpose of this strategy is to protect the net interest spread against adverse interest rate changes. Using derivatives to convert interest rates from fixed to variable can increase or decrease net interest income. The variances in the derivative impacts from period to period are driven by the change in the average variable rate, the timing of interest rate resets and the average hedged portfolio balances outstanding during any given period.

In addition, the Bank uses many different funding and hedging strategies. These strategies involve closely match-funding bullet advances with bullet debt. This is designed in part to avoid the use of derivatives where prudent and reduce the Bank’s reliance on short-term funding.

Provision (Reversal) for Credit Losses. The provision for credit losses was $2.8 million for 2025 compared to a provision of $2.1 million for 2024. The provisions reflected in both 2025 and 2024 were driven by private label MBS classified as AFS primarily due to slower prepayment speeds and declines in market values on certain securities.

Noninterest Income

(in millions)	2025	2024	2023
Net gains (losses) on investment securities	$4.6	$0.3	$3.9
Net gains (losses) on derivatives	(22.8)	8.5	(0.1)
Standby letters of credit fees	34.6	34.8	31.0
Other, net	2.2	4.4	2.0
Total noninterest income (loss)	$18.6	$48.0	$36.8

    The change in the Bank’s total noninterest income for 2025 compared to 2024 was due primarily to valuation changes in the Bank’s derivative portfolio resulting from interest rate volatility.

    2024 vs 2023. For discussion of this year-to-year comparison, refer to the Noninterest Income disclosure included in Item 7: Management’s Discussion and Analysis of Financial Condition and Results of Operations in the Bank’s 2024 Form 10-K.

Derivatives and Economic Hedging Activities. The Bank enters into interest rate swaps, TBAs, interest rate caps and floors and swaption agreements, all of which are referred to as derivatives transactions. The Bank enters into derivatives transactions to offset all or portions of the financial risk exposures inherent in its member lending, investment and funding activities. Derivatives are recorded on the balance sheet at fair value. Changes in derivatives’ fair values are recorded in the Statements of Income.

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

     The following tables detail the net effect of economic derivatives on noninterest income during 2025, 2024 and 2023. For information on derivative utilizing hedge accounting reported in net interest income, see Derivative Effects on Net Interest Income within the Earnings Performance - Net Interest Income in this Item.

	2025
(in millions)	Advances	Investments	Mortgage Loans	Bonds	Discount Notes	Other	Total
Net gains (losses) on derivatives:
Gains (losses) on derivatives not receiving hedge accounting, including net interest settlements	$(1.1)	$(10.2)	$(17.0)	$5.6	$0.1	$—	$(22.6)
Other - price alignment amount on cleared derivatives	—	—	—	—	—	(0.2)	(0.2)
Total net gains (losses) on derivatives	$(1.1)	$(10.2)	$(17.0)	$5.6	$0.1	$(0.2)	$(22.8)

	2024
(in millions)	Advances	Investments	Mortgage Loans	Bonds	Discount Notes	Other	Total
Net gains (losses) on derivatives:
Gains (losses) on derivatives not receiving hedge accounting, including net interest settlements	$9.6	$9.9	$6.1	$(15.6)	$—	$—	$10.0
Other - price alignment amount on cleared derivatives	—	—	—	—	—	(1.5)	(1.5)
Total net gains (losses) on derivatives	$9.6	$9.9	$6.1	$(15.6)	$—	$(1.5)	$8.5

	2023
(in millions)	Advances	Investments	Mortgage Loans	Bonds	Discount Notes	Other	Total
Net gains (losses) on derivatives:
Gains (losses) on derivatives not receiving hedge accounting, including net interest settlements	$10.8	$(0.6)	$(4.2)	$(4.4)	$0.1	$—	$1.7
Other - price alignment amount on cleared derivatives	—	—	—	—	—	(1.8)	(1.8)
Total net gains (losses) on derivatives	$10.8	$(0.6)	$(4.2)	$(4.4)	$0.1	$(1.8)	$(0.1)

Derivatives not receiving hedge accounting. For derivatives not receiving hedge accounting (i.e., economic hedges and mortgage delivery commitments), the Bank includes the net interest settlements and the fair value changes in the “Net gains (losses) on derivatives” financial statement line item. For economic hedges, the Bank recorded net losses of $(22.6) million in 2025 compared to net gains of $10.0 million in 2024. The net losses observed during 2025 were driven by a decline in asset swap valuations, partially offset by gains on liability swaps, due to decreases in mid- and long- term rates in 2025 as well as an increase in the total size of the portfolio. The total notional amount of economic hedges, which includes mortgage delivery commitments, increased to $8.6 billion at December 31, 2025 from $4.9 billion at December 31, 2024.

    2024 vs 2023. For discussion of this year-to-year comparison, refer to the Derivatives and Hedging Activities disclosure included in Item 7: Management’s Discussion and Analysis of Financial Condition and Results of Operations in the Bank’s 2024 Form 10-K.

Other Expense

(in millions)	2025	2024	2023
Compensation and benefits	$63.5	$63.3	$58.7
Other operating	47.9	48.3	41.8
Finance Agency	8.9	8.6	7.0
Office of Finance	7.1	7.5	6.0
Voluntary contributions	48.6	49.2	11.7
Total other expense	$176.0	$176.9	$125.2

The Bank’s total other expense was $176.0 million for 2025, relatively flat compared to 2024.

    2024 vs 2023. For discussion of this year-to-year comparison, refer to the Other Expense disclosure included in Item 7: Management’s Discussion and Analysis of Financial Condition and Results of Operations in the Bank’s 2024 Form 10-K.

Community Products

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

The Bank is required by statute to contribute 10% of its current year earnings (GAAP net income before interest expense related to mandatorily redeemable capital stock and the assessment for AHP) to AHP and makes these funds available for use in the subsequent year. Statutory AHP assessments for 2025, 2024 and 2023 were $46.6 million, $65.5 million and $64.9 million, respectively.

In addition, the Bank made supplemental voluntary contributions to AHP of $5.0 million in 2025 and $5.1 million in 2024 to restore the amount available for AHP, absent the Bank’s voluntary contribution. These funds are available for use in the subsequent year. The Bank did not make such a supplemental voluntary contribution to AHP in 2023. The supplemental voluntary AHP contribution is reported in the Statements of Income as a Voluntary Contributions.

Statutory AHP Assessments and AHP Voluntary Contributions (in millions)	2025	2024	2023
Net income subject to statutory assessment	$465.6	$655.4	$646.5
Statutory AHP assessment percentage	10%	10%	10%
Statutory AHP Assessment	$46.6	$65.5	$64.7
Adjustment:
Supplemental voluntary AHP contributions	$5.0	5.1	N/A
Total contributions to AHP	$51.6	$70.6	$64.7

The following table details that the statutory AHP assessment plus the supplemental voluntary AHP contribution restored the amount contributed to AHP to 10%, absent the Bank’s voluntary contributions.

Restoration of AHP Proof (in millions)	2025	2024
Net income subject to statutory assessment	$465.6	$655.4
Voluntary contributions recognized in net income	44.8	45.5
Supplemental voluntary AHP contributions	5.0	5.1
Total net income absent voluntary contributions	$515.4	$706.0
Statutory AHP assessment percentage	10%	10%
AHP assessment absent voluntary contributions	$51.6	$70.6

Each year, the Bank’s Board adopts an AHP Implementation Plan that defines the structure of AHP pursuant to the AHP regulations. The following table details the funding round attributes and the distribution of AHP funds during 2025 and 2024.

	2025	2024
Funding Rounds	1	1
Eligible Applications	160	216
Grants	$61.3 million	$50.8 million
Projects	51	44
Project Development Costs	$292.8 million	$304.7 million
Units of Affordable Housing	1,082	898

In addition, the Board has approved a homeownership set-aside program in its AHP Implementation Plan, the First Front Door program (FFD). FFD offers grant funds to first time homebuyers to assist with the purchase of a home. First time homebuyers could receive grants up to $15,000. FFD grants are available to households earning 80% or less of the area median income. Members apply for FFD on behalf of their borrowers.

	2025	2024
Homebuyers Funded	913	931
Amounts Funded	$13.5 million	$13.3 million

Loan Programs. Pursuant to the requirements of the Community Investment Cash Advance Regulation, the Bank offers a mandatory loan product, the Community Lending Program (CLP). The Bank also offers a voluntary loan product, Banking On Business (BOB).

CLP offers advances to members at the Bank’s cost of funds if a member demonstrates qualified lending activity. CLP provides the advantage of a low-cost funding source. CLP advances help member institutions finance housing construction and rehabilitation, infrastructure improvement, and economic and community development projects that benefit targeted neighborhoods and households. CLP advances are recorded as Advances on the Statements of Condition.

The Bank’s BOB loan product is targeted to assist in the growth and development of small business, including both start-up and expansion. The Bank’s member applies for a BOB loan on behalf of the borrower. An approved BOB loan makes funds available to members to extend credit to approved small business borrowers, enabling small businesses to qualify for credit that would otherwise not be available. BOB loans are unsecured and secondary to a member’s loan. As a result, BOB loans are recorded net of an Allowance for Credit Losses (ACL), as discussed below, and are recorded in Other assets on the Statements of Condition. In addition, in 2025 and 2024, the Bank offered a set-aside of BOB for specified eligible borrowers, the Banking On Business Inclusion and Equity fund (BOBIE), which was established in accordance with applicable law as a special purpose credit program. Following the closing of BOBIE’s 2025 program year, the Bank ceased offering this set-aside program.

The following table presents the loans funded to members during 2025 and 2024 and the outstanding loan balances as of December 31, 2025 and 2024.

	Loans Funded		Balance, net
(in millions)	2025	2024	December 31, 2025	December 31, 2024
Mandatory Loan Products
CLP	$412.8	$481.7	$1,171.0	$1,275.1
Voluntary Loan Products
BOB	5.1	6.8	22.2	21.2
BOBIE	5.5	5.1	13.4	9.8
Total Loan Products	$423.4	$493.6	$1,206.6	$1,306.1

The following table presents the CLP advances committed and also includes the expected economic impact of qualifying activity represented in the commitments during 2025 and 2024.

	2025				2024
(dollars in millions)	Funds Committed	Number of Commitments	Housing Units Supported	Jobs Supported	Funds Committed	Number of Commitments	Housing Units Supported	Jobs Supported
CLP	$536.5	62	232	3,005	$536.8	81	527	4,859

The Bank approves the BOB loan, which commits the Bank to fund the BOB loan at a future date. The following table presents the BOB loans committed and the economic impact of those BOB loans during 2025 and 2024.

	2025			2024
(dollars in millions)	Funds Committed	Number of Commitments	Expected Jobs Created/Retained	Funds Committed	Number of Commitments	Expected Jobs Created/Retained
BOB	$5.3	35	369	$7.0	50	765
BOBIE	5.8	36	612	5.5	49	588
Total	$11.1	71	981	$12.5	99	1,353
BOB loans are unsecured loans to small businesses, and the Bank expects to incur credit losses on them. This estimated expected credit loss is recorded when the Bank commits to fund the BOB loan and is subsequently assessed quarterly. The estimated expected credit loss is based on a loan’s probability of default and loss given default. Loss given default is 100% because the BOB loans are unsecured, secondary loans. The probability of default is based on the actual performance of the BOB program. The Bank considers BOB loans that are delinquent to be nonperforming assets. The estimated expected credit loss is recorded in “Other” income.

At the time of the BOB loan commitment, the Bank promised to provide credit support to the small business for economic development. The estimated credit support recognized on the commitment date was $1.2 million, $1.4 million and $0.9 million for the years ended December 31, 2025, 2024 and 2023, respectively and recorded as an ACL. The ACL, associated with outstanding BOB loans at December 31, 2025 and 2024 was $5.4 million and $4.7 million, respectively.

Housing Discretionary Grants and Contributions. The amounts shown in the following table represent voluntary contributions reported on the Bank’s Statements of Income. These contributions were provided through various initiatives and programs during 2025, 2024, and 2023.

(in millions)	2025	2024	2023
Voluntary Housing Grants	$28.9	$30.0	$8.0
Home4Good	6.0	6.0	3.5
First Front Door Keys to Equity fund	7.6	7.4	—
Supplemental voluntary AHP contributions	5.0	5.1	—
Blueprint Communities®	1.0	0.7	0.2
Disaster Relief	0.1	—	—
Total	$48.6	$49.2	$11.7
Note:
® “Blueprint Communities” is a registered service mark of the Federal Home Loan Bank of Pittsburgh

During 2025 and 2024, the Bank awarded $28.9 million and $30.0 million, respectively in voluntary housing grants to support affordable housing projects exclusively in Delaware, Pennsylvania and West Virginia. All in-district projects applying for statutory AHP funding were automatically considered for the voluntary housing grant funding if the submitted project did not rank high enough to receive statutory AHP funding. The voluntary housing grant initiative is a separate and distinct offering and not part of the statutory AHP. The following table details voluntary housing grant round attributes for 2025 and 2024.

	2025	2024
Funding Rounds	1	1
Eligible Applications	90	191
Grants	$28.9 million	$30.0 million
Projects	24 (1)	29 (2)
Project Development Costs	$129.6 million	$148.9 million
Units of Affordable Housing	741	683
Notes:
(1) Includes 5 projects in Delaware, 14 in Pennsylvania and 5 in West Virginia.
(2) Includes 4 projects in Delaware, 21 in Pennsylvania and 4 in West Virginia.

    Home4Good helps those who are experiencing or at risk of experiencing homelessness in collaboration with three state housing finance agencies (HFAs), the Delaware State Housing Authority, the Pennsylvania Housing Finance Agency and the West Virginia Housing Development Fund. All grant awards are made to homeless service providers and Continuums of Care serving those experiencing homelessness.

	2025			2024			2023
(dollars in millions)	Bank Contribution	HFA Contribution	Projects Approved	Bank Contribution	HFA Contribution	Projects Approved	Bank Contribution	HFA Contribution	Projects Approved
Delaware	$0.8	$0.6	26	$0.9	$0.6	16	$0.5	$0.6	14
Pennsylvania	$3.8	$1.5	60	$3.8	$1.5	59	$2.2	$1.5	55
West Virginia	$1.4	$0.3	24	$1.3	$0.4	20	$0.8	$0.3	21
Total	$6.0	$2.4	110	$6.0	$2.5	95	$3.5	$2.4	90

In 2025 and 2024, the Bank offered a separate voluntary program, the First Front Door Keys to Equity fund (Keys to Equity), that provided grant funds to specified eligible first-time homebuyers, and a portion of Keys to Equity was established in accordance with applicable law as a special purpose credit program. Under the 2025 and 2024 Keys to Equity program years, specified eligible households earning 120% or less of the area median income could receive grants up to $20,000. Members applied for Keys to Equity grants on behalf of their borrowers. Following the closing of Keys to Equity’s 2025 program year, the Bank ceased offering the program. In 2026, the Bank expects to offer a new and unrelated voluntary program, First Front Door Keys (FFD Keys), for the benefit of eligible first-time, first-generation homebuyers. FFD Keys will not be established as a special purpose credit program.

(dollars in millions)	2025	2024
Homebuyers Funded	384	377
Amounts Funded	$7.6	$7.4

The Bank’s Blueprint Communities® initiative was created to help revitalize communities. Since its 2005 inception, 74 communities have participated in the initiative. Initiative participation during 2025, 2024 and 2023 was 17 communities, 23 communities, and 18 communities, respectively. Instead of a one-time project or grant, the program gives local leaders the tools to create and implement a long-term revitalization strategy. Intermittent application periods are conducted on a state-by-state basis within the Bank’s district. When a new application period begins, application information is shared with the Bank’s member financial institutions and other stakeholders via the Bank’s website and several other channels. Community applicants, typically groups led by dedicated individuals or organizations, generally have populations of 30,000 or less.

Commitment to Contribute 5% of Earnings to Community Products. In addition to statutory AHP assessments under the FHLBank Act, the Bank committed to make voluntary contributions of 5% of earnings to its suite of voluntary community products in 2025, 2024 and 2023. The following table details the Bank’s 5% voluntary contribution commitment target and the actual fulfillment of that target for 2025, 2024 and 2023.

In 2025 and 2024, the Bank adjusted the calculation of the 5% voluntary contribution commitment target to more closely align with the regulatory calculation for AHP. Specifically, the Bank adjusted prior year GAAP pre-assessment net income by adding back interest expense related to mandatorily redeemable capital stock. Further, the Bank adjusted calculated voluntary contribution commitment target for the impact of prior years’ voluntary contributions on net income to restore the amount available for AHP, absent the Bank’s voluntary contribution. The Bank did not make such adjustments in 2023.

In 2025 and 2024, the Bank made supplemental voluntary AHP contributions to restore the amount available for AHP, absent the Bank’s voluntary contribution. The supplemental voluntary AHP contribution is excluded from the Bank’s fulfillment of its 5% voluntary contribution commitment. However, it is reported as a Voluntary Contributions in the Statements of Income. The Bank did not make such a supplemental voluntary contribution to AHP in 2023.

(dollars in millions)	2025	2024	2023
Voluntary Contribution Commitment Target
Prior year’s pre-assessment net income	$653.1	$646.5	$252.5
Interest expense on mandatorily redeemable capital stock	$2.4	$2.3	N/A
Adjusted prior year’s pre-assessment net income	$655.5	$648.8	$252.5
Voluntary contribution commitment %	5%	5%	5%
Unadjusted 5% target	$32.8	$32.4	$12.6
Adjustments:
Contribution for prior year Voluntary Contributions	$2.5	$0.7	—
Total Adjusted 5% Voluntary Commitment Target	$35.3	$33.1	12.6

Voluntary Contribution Commitment Fulfillment	2025	2024	2023
Non-interest income - Other, net
BOB Estimated Credit Support	$1.2	$1.4	$0.9
Other expense - Voluntary Contributions (1)
Voluntary Housing Grants	28.9	30.0	8.0
Home4Good	6.0	6.0	3.5
Keys	7.6	7.4	—
Blueprint Communities ®	1.0	0.7	0.2
Disaster Relief	0.1	—	—
Total Other expense - Voluntary Contributions	43.6	44.1	11.7
Total	$44.8	$45.5	$12.6
Fulfillment %	6.3%	6.9%	5.0%
Notes:
(1) Excludes $5.0 million and $5.1 million of supplemental voluntary AHP contributions in 2025 and 2024, respectively.
® “Blueprint Communities” is a registered service mark of the Federal Home Loan Bank of Pittsburgh.

Financial Condition

The following should be read in conjunction with the Bank’s audited financial statements in Item 8. Financial Statements and Supplementary Data in this Form 10-K.

Assets

    Total assets were $73.3 billion at December 31, 2025, compared with $106.9 billion at December 31, 2024. The decrease of $33.6 billion was primarily due to a decline in advances. Advances totaled $36.8 billion at December 31, 2025, a decrease of $33.1 billion, compared to $69.9 billion at December 31, 2024. The MBS portfolio declined to $13.4 billion at December 31, 2025 compared to $14.3 billion at December 31, 2024 as the Bank curtailed MBS purchases once the portfolio reached the regulatory limit relative to equity. The Bank’s return on average assets was 0.46% for 2025 and 0.52% for 2024.

The Bank’s core mission activities include the issuance of advances and acquiring member assets through the MPF® program. “Mortgage partnership Finance” and “MPF” are registered trademarks of the Federal Home Loan Bank of Chicago. The core mission asset ratio, defined as the ratio of par amount of advances and MPF loans relative to consolidated obligations adjusted for certain U.S. Treasury securities using full year average balances, was 68.9% as of December 31, 2025 and 77.8% as of December 31, 2024. The decrease in this ratio is primarily due to lower average advances.

Advances. Advances (par) totaled $36.8 billion at December 31, 2025 compared to $70.0 billion at December 31, 2024, a decrease of 47.4%. Advance demand continues to be driven by members’ liquidity management, which are influenced by their loan demand, deposit balances and investment activities. Although advance demand decreased, it is not uncommon for fluctuation in the overall advance portfolio driven by changes in member needs. At December 31, 2025, the Bank had advances to 128 borrowing members, compared to 153 borrowing members at December 31, 2024. Advances outstanding to the Bank’s five largest borrowers totaled 70.6% in 2025 compared to 80.5% in 2024. Fixed rate advances with a balance of $21.2 billion comprised 57.6% of the total par value of advances outstanding at December 31, 2025 compared to $22.4 billion comprising 32.0% at December 31, 2024.

The following table provides information on advances at par by redemption terms at December 31, 2025 and December 31, 2024.

	December 31, 2025
(in millions)	Due in 1 year or less (1)	Due after 1 year through 3 years	Due after 3 years through 5 years	Due after 5 years through 15 years	Thereafter	Total par value
Fixed-rate	$13,108.0	$7,361.8	$248.7	$70.0	$74.8	$20,863.3
Variable-rate	9,990.9	5,010.0	—	—	—	15,000.9
Variable-rate, callable or prepayable (2)	15.0	595.0	—	—	—	610.0
Other (3)	219.0	128.5	14.6	7.4	—	369.5
Total par balance	$23,332.9	$13,095.3	$263.3	$77.4	$74.8	$36,843.7

	December 31, 2024
(in millions)	Due in 1 year or less (1)	Due after 1 year through 3 years	Due after 3 years through 5 years	Due after 5 years through 15 years	Thereafter	Total par value
Fixed-rate	$12,497.3	$7,589.3	$1,605.5	$71.0	$74.8	$21,837.9
Variable-rate	36,253.0	8,225.0	1,000.0	—	—	45,478.0
Variable-rate, callable or prepayable (2)	2,000.0	27.5	92.5	—	—	2,120.0
Other (3)	223.9	321.0	34.6	12.2	—	591.7
Total par balance	$50,974.2	$16,162.8	$2,732.6	$83.2	$74.8	$70,027.6
Notes:
(1) Includes overnight advances.
(2) Prepayable advances are those advances that may be contractually prepaid by the borrower on specified dates without incurring prepayment or termination fees.
(3) Includes fixed-rate amortizing/mortgage matched, convertible, and other advances.

The Bank had no putable advances at December 31, 2025 or December 31, 2024.

The following table provides a distribution of the number of members, categorized by individual member asset size (as reported quarterly) that had an outstanding advance balance during 2025 and 2024. Commercial bank and savings institution members are classified by asset size as follows: Super-Regional (over $150 billion), Regional ($25 billion to $150 billion), Mid-size ($1.5 billion to $25 billion) and Community Financial Institutions (CFIs) (under $1.5 billion). Credit union and insurance members are classified separately.

	December 31,
Member Classification	2025	2024
Super-Regional	3	3
Regional	6	5
Mid-size	33	37
CFI	114	119
Credit Union	48	43
Insurance	35	26
Total borrowing members during the period	239	233
Total membership	282	284
Percentage of members borrowing during the period	84.8%	82.0%

The following table provides information at par on advances by member classification at December 31, 2025 and December 31, 2024.

(in millions)	December 31,
Member Classification	2025	2024
Super-Regional	$21,350.0	$49,325.0
Regional	4,312.8	7,884.4
Mid-size	5,798.4	6,891.7
CFI	2,265.8	2,717.1
Credit Union	1,388.6	1,913.1
Insurance	1,692.8	1,275.4
Non-member	35.3	20.9
Total	$36,843.7	$70,027.6

ACL - Advances. The Bank evaluates its advances for an allowance for credit losses on a collective, or pooled basis unless an individual assessment is deemed necessary because the instruments do not possess similar risk characteristics. The Bank pools advances by member type. Based on the collateral held as security, the Bank's credit extension and collateral policies and repayment history on advances, including that the Bank has not incurred any credit losses since inception, the Bank has not recorded an ACL at December 31, 2025 or December 31, 2024. For additional information on the allowance methodology, see Note 5 - Advances in Item 8. Financial Statements and Supplementary Data in this Form 10-K.

Mortgage Loans Held for Portfolio, Net. Mortgage loans held for portfolio, net of ACL, was $5.2 billion and $4.8 billion at December 31, 2025 and December 31, 2024, respectively.

The following table provides mortgage loans held for portfolio by redemption term at December 31, 2025 and 2024.

(in millions)	December 31, 2025	December 31, 2024
Redemption Term
Due in 1 year or less	$158.8	$152.0
Due after 1 year through 5 years	672.2	642.0
Due after 5 years through 15 years	1,880.0	1,759.7
Thereafter	2,464.2	2,215.9
Total unpaid principal balance (1)	$5,175.2	$4,769.6
Other adjustments, net (2)	47.6	49.3
Total mortgage loans held for portfolio	$5,222.8	$4,818.9
Allowance for credit losses on mortgage loans	(2.5)	(2.4)
Mortgage loans held for portfolio, net	$5,220.3	$4,816.5
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

    Foregone interest represents income the Bank would have recorded if the loan was paying according to its contractual terms. Foregone interest was immaterial for the Bank’s mortgage loans for both 2025 and 2024.

The Bank continues to accrue interest on its government-insured or -guaranteed mortgage loans after becoming 90 days or more delinquent. The amount of mortgage loans 90 days or more delinquent and still accruing interest was $1.7 million and $2.8 million at December 31, 2025 and December 31, 2024, respectively.

The performance of the mortgage loans in the Bank’s MPF Program remained stable compared to December 31, 2024, and the MPF Original portfolio continues to outperform the market based on national delinquency statistics. As of December 31, 2025, the Bank’s seriously delinquent mortgage loans (90 days or more delinquent or in the process of foreclosure) represented 0.2% of the MPF Original portfolio, 0.9% of the MPF Plus portfolio and 0.5% of the MPF 35 portfolio, compared with 0.3%, 1.6%, and 0.5%, respectively, at December 31, 2024.

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

The following table presents the balance of the MPF CE structure as of December 31, 2025 and 2024.

	December 31, 2025			December 31, 2024
(in millions)	Par Value	FLA	Available CE	Par Value	FLA	Available CE
MPF Original	$1,915.1	$10.0	$83.0	$1,849.3	$9.3	$76.7
MPF 35	3,095.1	22.3	127.3	2,728.8	20.1	128.6
MPF Plus	80.8	14.9	0.6	99.2	14.9	0.7
Total	$5,091.0	$47.2	$210.9	$4,677.3	$44.3	$206.0

The following table presents certain metrics and ratios related to the Bank’s mortgage loans held for portfolio. The ratios in the table below are reported after the application of CE.

	Year ended December 31,
(dollars in millions)	2025	2024
Average mortgage loans outstanding during the period (unpaid principal balance (UPB))	$5,008.4	$4,694.4
(Charge-offs) Recoveries, net(1)	$(0.3)	$(0.5)
Net charge-offs (recoveries) to average loans outstanding during the period	—%	(0.01)%

(dollars in millions)	December 31, 2025	December 31, 2024
Mortgage loans held for portfolio (UPB)	$5,175.2	$4,769.6
Nonaccrual loans (UPB)	$23.8	$24.9
ACL on mortgage loans held for portfolio	$2.5	$2.4
ACL to mortgage loans held for portfolio	0.05%	0.05%
Nonaccrual loans to mortgage loans held for portfolio	0.46%	0.52%
ACL to nonaccrual loans	10.38%	9.75%
Note:
(1) Net charge-offs that the Bank does not expect to recover through CE receivable.

The ACL on mortgage loans increased by $0.1 million during 2025. Changes in the ACL are typically not significant, as expected credit losses are reduced by the CE available to absorb losses on the loans in accordance with the credit structure of the MPF Program.

    Real Estate Owned (REO). When a PFI or servicer forecloses on a delinquent mortgage loan, the Bank reclassifies the carrying value of the loan to other assets as REO at fair value less estimated selling expenses. If the fair value of the REO property is lower than the carrying value of the loan, then the difference to the extent such amount is not expected to be recovered through recapture of performance-based CE fees is recorded as a charge-off to the ACL. The fair value less estimated costs to sell the property becomes the new cost basis for subsequent accounting. If the fair value of the REO property is higher than the carrying value of the loan, then the REO property is recorded at fair value less estimated selling costs. This is rare as the Bank believes this situation would require additional validation of the fair value. The servicer is charged with the responsibility for disposing of real estate on defaulted mortgage loans on behalf of the Bank. Once a property has been sold, the servicer presents a summary of the gain or loss for the individual mortgage loan to the master servicer for reimbursement of any loss. Gains on the sale of REO property are held and offset by future losses in the pool of loans, ahead of any remaining balances in the FLA. Losses are deducted from the FLA, if it has not been fully used. The amount of REO was immaterial at both December 31, 2025 and December 31, 2024.

Cash and Investments. The Bank’s strategy is to maintain its short-term liquidity position in part to be able to meet members’ advance demand and Bank regulatory liquidity requirements. Excess cash is typically invested in overnight investments. The Bank also maintains an investment portfolio to enhance earnings. These investments may be classified as trading, AFS or HTM.

The Bank maintains a liquidity portfolio comprised of cash, interest-bearing deposits, Federal funds sold, securities purchased under agreements to resell, and U.S. Treasury obligations classified as trading or AFS. The liquidity portfolio remained relatively flat at $16.0 billion at December 31, 2025 compared to $15.8 billion at December 31, 2024. Liquid assets can fluctuate due to routine portfolio management practices.

The Bank’s investment portfolio, excluding those investments included in the liquidity portfolio, is comprised of trading, AFS and HTM investments. The investments are subject to meet the Bank’s risk guidelines and certain other requirements, such as yield. The Bank’s investment portfolio was $14.5 billion at December 31, 2025 and $15.5 billion at December 31, 2024. During 2025, the Bank’s MBS portfolio declined as the Bank curtailed MBS purchases once the portfolio reached the regulatory limit relative to equity.

Investment securities, defined as all trading, AFS, and HTM securities, totaled $19.5 billion at December 31, 2025, compared to $19.6 billion at December 31, 2024. Details of the investment securities portfolio follow.

	Carrying Value
	December 31,
(in millions)	2025	2024
Trading securities:
Non-MBS:
Government-sponsored enterprises (GSE)	$119.7	$149.2
Total trading securities	$119.7	$149.2
AFS securities:
Non-MBS:
U.S. Treasury obligations	$4,912.3	$4,113.0
GSE and Tennessee Valley Authority (TVA) obligations	834.1	907.1
State or local agency obligations	174.8	169.3
MBS:
U.S. obligations single-family	1,303.9	1,712.4
GSE single-family	4,547.8	4,597.9
GSE multifamily	6,314.3	6,550.6
Private label	102.1	113.5
Total AFS securities	$18,189.3	$18,163.8
HTM securities:
MBS:
U.S. obligations single-family	$470.2	$636.0
GSE single-family	405.2	382.4
GSE multifamily	238.8	243.9
Private label	29.5	36.5
Total HTM securities	$1,143.7	$1,298.8
Total investment securities	$19,452.7	$19,611.8

The following table presents the composition of investment securities, assuming no principal prepayments, as of December 31, 2025 and December 31, 2024. Contractual maturity of MBS is not a reliable indicator of their expected life because borrowers generally have the right to prepay their obligations at any time.

	December 31, 2025
(dollars in millions)	Due in 1 year or less	Due after 1 year through 5 years	Due after 5 years through 10 years	Due after 10 years	Net Carrying Value
AFS securities:
Non-MBS:
U.S. Treasury obligations	$396.7	$3,768.9	$746.7	$—	$4,912.3
GSE and TVA obligations	92.7	588.6	152.8	—	834.1
State or local agency obligations	—	11.0	89.3	74.5	174.8
MBS:
U.S. obligations single-family	—	—	—	1,303.9	1,303.9
GSE single-family	0.3	11.5	83.0	4,453.0	4,547.8
GSE multifamily	8.3	3,695.3	2,610.7	—	6,314.3
Private label	—	—	7.5	94.6	102.1
Total AFS securities	$498.0	$8,075.3	$3,690.0	$5,926.0	$18,189.3
Yield on AFS Securities (1) (2)	1.45%	3.34%	4.24%	4.78%	3.94%
HTM securities:
MBS:
U.S. obligations single-family	$—	$—	$2.3	$467.9	$470.2
GSE single-family	—	0.9	3.2	401.1	405.2
GSE multifamily	—	238.8	—	—	238.8
Private label	—	—	29.5	—	29.5
Total HTM securities	$—	$239.7	$35.0	$869.0	$1,143.7
Yield on HTM securities (1) (2)	—%	3.88%	5.52%	4.28%	4.23%
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

ACL - Investments. There was no ACL on investments except for certain of the Bank’s private label MBS classified as AFS. Private label MBS classified as AFS are evaluated quarterly for expected credit losses on an individual security basis. In assessing whether a credit loss exists, the Bank considers whether there would be a shortfall in receiving all cash flows contractually due. The allowance is limited to the amount of the AFS security’s unrealized loss, if any. If the AFS security is in an unrealized gain position, the ACL is zero. The ACL on AFS private label MBS was $16.7 million at December 31, 2025 and $14.2 million at December 31, 2024. The increase in the ACL was driven by private label MBS classified as AFS primarily due to slower prepayment speeds and a decline in market values on certain of those securities.

For additional information on the Bank’s ACL methodology on investments, see Note 4 - Investments in Item 8. Financial Statements and Supplementary Data in this Form 10-K.

Liabilities and Capital

Deposits. The Bank offers demand, overnight and term deposits for members and qualifying nonmembers. Total deposits at December 31, 2025 decreased to $590.8 million from $774.9 million at December 31, 2024. Interest-bearing deposits classified as demand and overnight pay interest based on a daily interest rate. The average balances of deposits were $709.0 million, $717.4 million, and $693.5 million and the weighted-average interest rates paid on interest bearing deposits were 4.18% , 5.15% and 5.03% during 2025, 2024 and 2023, respectively. Term deposits pay interest based on a fixed rate determined at the issuance of the deposit. The Bank had no term deposits during 2025, 2024 and 2023. All of the Bank’s deposits are uninsured.

Factors that generally influence deposit levels include turnover in members’ investment securities portfolios, changes in member demand for liquidity driven by member institution deposit growth, the slope of the yield curve and the Bank’s deposit pricing compared to other short-term money market rates. Fluctuations in this source of the Bank’s funding are typically offset by changes in the issuance of consolidated obligation discount notes. The FHLBank Act requires the Bank to have assets, referred to as deposit reserves, invested in obligations of the United States, deposits in eligible banks or trust companies or loans with a maturity not exceeding five years, totaling at least equal to the current deposit balance. As of December 31, 2025 and 2024, excess deposit reserves were $42.0 billion and $74.3 billion, respectively.

    Consolidated Obligations. Consolidated obligations consist of bonds and discount notes. The Bank’s consolidated obligations totaled $67.5 billion at December 31, 2025, a decrease of $32.2 billion from December 31, 2024. The overall decrease in consolidated obligations outstanding is consistent with the decrease in advance balances. At December 31, 2025, the Bank’s bonds outstanding decreased to $50.8 billion compared to $88.0 billion at December 31, 2024. Discount notes outstanding at December 31, 2025 increased to $16.7 billion from $11.7 billion at December 31, 2024. The funding mix shifted towards fixed rate callable bonds and discount notes that replaced maturing floating-rate bonds as the Bank took advantage of favorable funding spreads.

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

The following table provides information on consolidated obligations by product type and contractual maturity at December 31, 2025 and December 31, 2024.

	December 31, 2025
(in millions)	Due in 1 year or less	Due after 1 year through 3 years	Due after 3 years through 5 years	Thereafter	Total par value
Discount Notes	$16,813.6	$—	$—	$—	$16,813.6
Fixed-rate, non-callable	4,374.0	2,813.6	943.7	663.0	8,794.3
Fixed-rate, callable	12,379.5	2,894.0	1,614.0	2,530.0	19,417.5
Variable- rate, non-callable	17,075.5	315.0	—	—	17,390.5
Variable- rate, callable	4,210.0	—	—	—	4,210.0
Step-up, non-callable	520.0	80.0	—	—	600.0
Step-up, callable	345.0	—	20.0	110.0	475.0
Total par balance	$55,717.6	$6,102.6	$2,577.7	$3,303.0	$67,700.9
Other Adjustments (1)					$(208.6)
Total consolidated obligations					$67,492.3

	December 31, 2024
(in millions)	Due in 1 year or less	Due after 1 year through 3 years	Due after 3 years through 5 years	Thereafter	Total par value
Discount Notes	$11,777.4	$—	$—	$—	$11,777.4
Fixed-rate, non-callable	4,581.9	2,887.4	1,917.2	752.0	10,138.5
Fixed-rate, callable	4,060.0	7,411.5	2,382.0	2,423.0	16,276.5
Variable- rate, non-callable	54,224.4	—	—	—	54,224.4
Variable- rate, callable	6,315.0	—	—	—	6,315.0
Step-up, non-callable	156.0	515.0	50.0	—	721.0
Step-up, callable	75.0	395.0	40.0	110.0	620.0
Total par balance	$81,189.7	$11,208.9	$4,389.2	$3,285.0	$100,072.8
Other Adjustments (1)					$(422.5)
Total consolidated obligations					$99,650.3
Note:
(1) Consists of premiums, discounts, and hedging and other adjustments.

For additional information on the Bank’s consolidated obligations, refer to Note 9 - Consolidated Obligations in Item 8. Financial Statements and Supplementary Data in this Form 10-K.

Commitments and Off-Balance Sheet Items. As of December 31, 2025, the Bank was obligated to fund approximately $33.3 million of mortgage loans and to issue $1,059.0 million in consolidated obligations. In addition, the Bank had $27.5 billion in outstanding standby letters of credit as of December 31, 2025. The Bank does not consolidate any off-balance sheet special purpose entities or other off-balance sheet conduits.

    In accordance with regulations governing the operations of the FHLBanks, each FHLBank, including the Bank, is jointly and severally liable for the FHLBank System’s consolidated obligations. Applicable law authorizes the Finance Agency to require any FHLBank to repay all or a portion of the principal or interest on consolidated obligations for which another FHLBank is the primary obligor. For additional information on the Bank’s commitments and contingencies, refer to Note 15 in Item 8. Financial Statements and Supplementary Data in this Form 10-K.

Capital and Retained Earnings. The Bank’s return on average equity was 8.47% for December 31, 2025 and 10.45% for December 31, 2024. Capital adequacy, including the level of retained earnings, is monitored through the evaluation of market value of equity to par value of capital stock (MV/CS) as well as other risk metrics. Details regarding these metrics are discussed in the Risk Management portion in Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations in this Form 10-K.

The Bank’s capital stock is owned by its members and former members. The concentration of the Bank’s capital stock by institution type is presented below.

(dollars in millions)	December 31, 2025		December 31, 2024
Commercial banks	114	$1,931.7	121	$3,179.3
Savings institutions	46	138.0	48	156.6
Insurance companies	48	131.1	43	114.0
Credit unions	71	91.1	69	111.5
Community Development Financial Institutions	3	0.3	3	0.3
Total member institutions / total GAAP capital stock	282	$2,292.2	284	$3,561.7
Mandatorily redeemable capital stock		12.3		7.0
Total capital stock		$2,304.5		$3,568.7

    The total number of members as of December 31, 2025 decreased by two compared to December 31, 2024. The Bank added eight new members and lost ten members: eight members merged with another institution within the Banks’s district, one members merged with another institution outside of the Bank’s district, and one member withdrew from membership

The following tables present member holdings of 10% or more of the Bank’s total capital stock including mandatorily redeemable capital stock outstanding as of December 31, 2025 and December 31, 2024.

(dollars in millions)	December 31, 2025		(dollars in millions)	December 31, 2024
	Capital Stock	% of Total		Capital Stock	% of Total
PNC Bank, N.A., Wilmington, DE (1)	$547.9	23.8%	TD Bank U.S. Holding Company (2)	$1,039.5	29.1%
Ally Bank	$359.0	15.6%	PNC Bank, N.A., Wilmington, DE (1)	$907.0	25.4%
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

The Bank uses a framework for evaluating retained earnings adequacy, consistent with regulatory guidance and requirements. Retained earnings are intended to cover unexpected losses and protect members’ par value of capital stock. The framework also assists management in its overall analysis of the level of future dividends. The framework includes four risk elements that comprise the Bank’s total retained earnings target: (1) market risk; (2) credit risk; (3) operational risk; and (4) accounting risk. The retained earnings target generated from this framework is sensitive to changes in the Bank’s risk profile, whether favorable or unfavorable. The framework generated a retained earnings target of $780 million as of December 31, 2025 and $772 million as of December 31, 2024.

In addition to the retained earnings target, the Bank considers the amount of retained earnings needed for compliance with the regulatory minimum capital-to-asset ratio of 4% to determine an overall retained earnings need. The Bank’s overall retained earnings need is $1,607 million as of December 31, 2025 and $1,652 million as of December 31, 2024.

The following table presents retained earnings information for the current and prior year.

(in millions)	December 31, 2025	December 31, 2024
Unrestricted Retained Earnings	$1,462.3	$1,370.0
Restricted Retained Earnings	783.4	732.9
Total Retained Earnings	$2,245.7	$2,102.9

At December 31, 2025, the Bank’s total required contribution to the restricted retained earnings account was $691.5 million compared with the current restricted retained earnings account balance of $783.4 million. These contributions have been made pursuant and are subject to an agreement among the FHLBanks, as discussed in Note 11 - Capital - Dividends and Retained Earnings in Item 8. Financial Statements and Supplementary Data in this Form 10-K.

Retained earnings increased $142.8 million compared to December 31, 2024. The increase reflected net income that was partially offset by dividends paid. For additional information, see Note 11 - Capital in Item 8. Financial Statements and Supplementary Data in this Form 10-K.

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

	Year ended December 31,
	2025	2024	2023
Dividends (in millions)	$275.5	$316.3	$286.1
Dividends per share	$9.87	$8.58	$7.42
Dividend payout ratio (1)	65.87%	53.84%	49.20%
Weighted average dividend rate (2)	8.75%	8.53%	7.76%
Average Fed Funds rate	4.21%	5.15%	5.03%
Dividend spread to Fed Funds	4.54%	3.38%	2.73%
Notes:
(1) Represents dividends declared as a percentage of net income for the respective periods presented.
(2) Weighted average dividend rate is the dividend amount paid during the period divided by the average daily balance of prior period capital stock for the eligible dividends.

The increase in the weighted average dividend rate is reflective of the Bank’s performance and intent to provide meaningful shareholder return. Details regarding the Bank’s payment of dividends, including annual yields, for current and prior years are provided in Note 11 - Capital in Item 8. Financial Statements and Supplementary Data in this Form 10-K.

Capital Resources

The following should be read in conjunction with Note 11 - Capital in Item 8. Financial Statements and Supplementary Data in this Form 10-K.

Liquidity and Funding. Refer to the Liquidity and Funding Risk section of Risk Management in Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations in this Form 10-K for details.

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

	December 31,
(in millions)	2025	2024
Permanent capital:
Capital stock (1)	$2,304.5	$3,568.7
Retained earnings	2,245.7	2,102.9
Total permanent capital	$4,550.2	$5,671.6

RBC requirement:
Credit risk capital	$199.9	$209.6
Market risk capital	459.6	521.6
Operations risk capital	197.9	219.4
Total RBC requirement	$857.4	$950.6
Excess permanent capital over RBC requirement	$3,692.8	$4,721.0
Note:
(1) Capital stock includes mandatorily redeemable capital stock.

    The decrease in the total RBC requirement as of December 31, 2025 was primarily due to lower market risk capital and operational risk requirements. The decrease was primarily driven by declines in short-term interest rates in the third and fourth quarters of 2025 and corresponding changes to the scenarios used to determine the required market risk capital.

Based on the financial information as of December 31, 2025, the Finance Agency determined the Bank was adequately capitalized under the capital rule.

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

Fair Value Estimates of Interest Rate Related Derivatives and Hedged Items. The Bank enters into derivatives, primarily interest rate swaps, to manage interest rate risk. The Bank normally designates eligible advances, investment securities or consolidated obligations as hedged items in fair value hedging relationships. Derivatives are recognized on the Statements of Condition at fair value and the hedged items are recognized on the Statements of Condition at benchmark fair value. At December 31, 2025 and 2024, the total notional amount of derivatives was $62.2 billion and $50.3 billion, respectively.

The fair value of interest rate related derivatives and hedged items is estimated using standard valuation techniques such as discounted cash flow analysis. The discounted cash flow analysis (i.e., pricing model) used to determine the fair value of derivatives and hedged items may have a significant effect on the reported fair values of assets and liabilities and the income and expense related thereto. These assumptions are highly subjective and are based on the best estimates of management regarding the amount and timing of future cash flows, volatility of interest rates and the selection of discount rates that appropriately reflect market and credit risks. The use of different assumptions, as well as changes in market conditions, could result in a material impact to the Bank’s financial results, including reported carrying values and increased earnings volatility.

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

To estimate the fair value of interest rate related derivatives, the pricing model utilizes market-observable inputs (inputs that are actively quoted and can be validated to external sources). Inputs are as follows:

•Discount rate assumption. SOFR curve for SOFR indexed derivatives. Overnight Index Swap (OIS) curve for OIS indexed derivatives;
•Forward interest rate assumption (rates projected in order to calculate cash flows through the designated term of the hedging relationship). OIS curve or SOFR curve; and
•Volatility assumption. Market-based expectations of future interest rate volatility implied from current market prices for similar options.

To estimate the fair value of a hedged item in a long-haul hedging relationship, the Bank calculates a gain or loss on the hedged item attributable to changes in the benchmark interest rate being hedged. The change in value associated with the hedged item is calculated each period by projecting future hedged item cash flows based on the fixed interest rate assigned to the hedged item. For floating rate option embedded hedged items, the model projects cash flows utilizing the assigned forward interest rate curve and appropriate option pricing model. The projected future cash flows are then discounted using the rate curves corresponding to the designated benchmark rate plus a discount spread. The discount spread is calculated and set at hedge inception and is the amount added to the discount rate resulting in a fair value of zero at the inception of the hedging relationship. For additional information regarding the Bank’s fair value estimates, refer to Note 14 - Estimated Fair Values in Item 8. Financial Statements and Supplementary Data in this Form 10-K.

Changes in the fair value of derivatives are recorded each period in earnings, regardless of whether the transaction qualifies for hedge accounting. If the transaction is designated and qualifies for fair value hedge accounting, offsetting gains or losses on the hedged assets or liabilities are also recognized each period in earnings. The change in fair value of the derivatives and hedged items should effectively offset, which reduces earnings volatility. For example, gains (losses) on these derivatives were $(156.2) million, $283.6 million, and $112.2 million offset by (losses) gains on hedged items of $159.3 million, $(284.4) million, and $(114.5) million for the years ended December 31, 2025, 2024, and 2023, respectively. Not receiving hedge accounting could have a material impact on the Bank’s financial results, including increased earnings volatility.

Recent Accounting Developments. See Note 2 - Changes in Accounting Principle and Recently Issued Accounting Standards and Interpretations in Item 8. Financial Statements and Supplementary Data in this Form 10-K. Note 2 contains information on new accounting pronouncements impacting the 2025 financial statements or that will become effective for the Bank in future periods.

Legislative and Regulatory Developments

Certain significant legislative and regulatory actions and developments are summarized below.

The Bank is subject to various legal and regulatory requirements and priorities. Certain actions, regulatory priorities, and areas of focus, such as deregulation, by the federal executive administration have changed and continue to change the regulatory environment. For example, the Finance Agency repealed the Fair Lending, Fair Housing, and Equitable Housing Finance Plans regulation applicable to the FHLBanks, effective March 9, 2026, citing the federal executive administration’s deregulatory priorities. Furthermore, during 2025, withdrawals and rescissions of certain rules, proposed rules, and advisory, regulatory, or technical guidance have affected, and likely will continue to affect, certain aspects of the Bank’s business operations. These changes could have impact on the Bank’s financial condition, results of operations, and reputation.

On January 20, 2026, the federal executive administration issued an executive order that seeks to restrict acquisitions by large institutional investors of single-family homes. Among other things, the executive order directs certain agencies, including the Finance Agency, to issue guidance to (i) prevent agencies and government-sponsored enterprises from providing for, approving, insuring, guaranteeing, securitizing, or facilitating the acquisition by a large institutional investor of a single-family home that could otherwise be purchased by an individual owner-occupant, or disposing of federal assets in a manner that transfers a single-family home to a large institutional investor; and (ii) promote sales to individual owner-occupants, including through anti-circumvention provisions, first-look policies, and disclosure requirements. The executive order also calls for legislative recommendations to codify related policies and directs certain agencies to conduct reviews and consider additional measures to combat speculation by large institutional investors in single-family housing markets. The Bank is unable to predict the nature of the guidance, measures, or recommendations, or how each may impact the Bank’s business.

Considering the changes in the regulatory environment, there is uncertainty with respect to the ultimate result of future regulatory actions and the impact they may have on the Bank and the FHLBank System. The Bank also cannot predict the federal executive administration’s actions on U.S. housing finance and government-sponsored enterprises, including relating to the revision or end of conservatorships of Fannie Mae and Freddie Mac or potential reforms or enhancements to their capital structure, the imposition of new requirements or limitations on their existing authorities or changes in the nature of their government support, or any corresponding impacts to the FHLBank System, the secondary mortgage and mortgage-backed securities market, or the mortgage industry. The Bank continues to monitor these actions as they evolve and to evaluate their potential impact on the Bank. For a discussion of related risks, refer to Item 1A Risk Factors.

Risk Management

The Bank employs a corporate governance and internal control framework intended to support the effective management of the Bank’s business activities and the related inherent risks. As part of this framework, the Bank’s Board has approved a Risk Governance Policy and a Member Products Policy, both of which are reviewed regularly and re-approved at least annually. The Risk Governance Policy establishes risk guidelines, limits (if applicable), and standards for credit risk, market risk, liquidity risk, business risk and various forms of operational and technology risk, in accordance with Finance Agency regulations and consistent with the Bank’s risk appetite. The Member Products Policy establishes the eligibility and authorization requirements, policy limits and restrictions, and the terms applicable to each type of Bank product or service, as well as collateral requirements. The risk appetite is established by the Board, as are other applicable guidelines in connection with the Bank’s Capital Plan and overall risk management.

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

The Board and its committees have adopted a comprehensive risk governance framework to oversee the risk management process and manage the Bank’s risk exposures. The framework is shown in the chart below. All Board members are provided training dealing with the specific risk issues relevant to the Bank. The following table describes the Committees of the Board and their focus in relation to risk governance:

Committee Title	Major Responsibilities
Audit	•Legal and regulatory compliance •Integrity of internal and external financial reporting •Oversight of the internal and external audit functions
Enterprise Risk Management *	•Focus on the Bank’s comprehensive risk appetite and position •Risk issues that are significant for several committees •Updates on regulatory issues
Finance	•Balance Sheet Management •Oversight of market events and risk activities over interest rate, pricing, liquidity, funding and hedging and counterparty risk
Governance & Public Policy	•Develop and maintain best practices in governing the Bank •Keep abreast of public policy issues impacting Bank’s mission and purpose
Human Resources and OMWI Committee	•Oversight on strategies and policies around total rewards, culture, engagement and other matters affecting the workforce •Compliance with OMWI requirements
Membership, Credit and Community Investment	•Member credit risk and collateral management •Mortgage credit (MPF) •AHP
Operational Risk	•Oversight of operating risks including compliance, fraud and Bank-wide risk assessment •Oversight of risks related to information technology, continuity, vendor, model and cyber risk
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

The following table describes the Management Committees which provide oversight and operational support in managing risks.

Committee Title	Major Responsibilities
Asset/Liability	•Reviews and approves financial management strategies and decisions •Oversight of market events and risk activities over interest rate, pricing, liquidity, funding and hedging risks
Market Risk	•Sub-Committee of Asset/Liability Committee •Oversees and analyzes trends in market risk positions and fair market value pricing
Risk Management	•Bank-wide oversight of the Bank’s primary risks •Approves key overarching risk policies and Bank objectives to manage risk
Operational Risk Management	•Sub-Committee of Risk Management Committee •Oversight of specific technology and operational risks
Executive	•Manages overall strategic direction of the Bank, along with key tactical decisions
Membership, Community and Credit Committee (1)	•Oversees member credit and collateral risk •Mortgage credit (MPF) •Oversees member business activity •Oversees community products and services
(1) Effective January 1, 2026, the Bank merged the Membership Credit Risk Committee and the Membership and Community Committee into a single committee: Membership, Community and Credit Committee

Further, Internal Audit provides an assessment of the internal control systems. Internal Audit activities are intended to provide reasonable assurance for the Board that: (1) risks are appropriately identified and managed; (2) significant financial, managerial and operating information is materially accurate, reliable and timely; and (3) employees’ actions are in compliance with Bank policies, standards, procedures and applicable laws and regulations. Additionally, as a GSE, the Bank is subject to a comprehensive examination by the Finance Agency which executes its responsibilities via annual examinations, periodic evaluations, and monitoring of the various compliance and activity reports provided by the Bank.

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

The current Board-approved floor for the MV/CS ratio is 90.0%. The MV/CS ratio is measured against the floor monthly. When the MV/CS ratio is below the established floor, excess capital stock repurchases and dividend payouts are restricted. The MV/CS ratio was 198.7% at December 31, 2025 and 157.2% at December 31, 2024. The increase was primarily due to decrease in capital stock outstanding following the Bank’s repurchases of excess stock, which excesses resulted from decreases in advance balances.

Subprime and Nontraditional Loan Exposure. The Bank policy definitions of subprime and nontraditional residential mortgage loans and securities are consistent with FFIEC and Finance Agency guidance. According to policy, the Bank does not accept subprime residential mortgage loans (defined as FICO score of 660 or below) as qualifying collateral unless certain mitigating factors are met. The Bank requires members to identify the amount of subprime and nontraditional mortgage collateral in their QCR each quarter and provide periodic certification that they comply with the FFIEC guidance. See the Credit and Counterparty Risk - TCE and Collateral discussion in Risk Management in Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations in this Form 10-K for specific requirements regarding subprime and nontraditional loan collateral.

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

The following table presents the Bank’s duration of equity exposure at December 31, 2025 and December 31, 2024.

(in years)	Down 200 basis points	Down 100 basis points	Base Case	Up 100 basis points	Up 200 basis points
Duration of Equity:
December 31, 2025	0.3	1.1	1.7	2.1	2.7
December 31, 2024	0.7	1.2	1.4	1.8	2.3

    The duration of equity changes in the down scenarios at December 31, 2025 were primarily driven by the decrease in interest rates, whereas the duration of equity changes in the base and up scenarios were due to the declines in capital stock as a result of lower advances. The Bank regularly monitors the mortgage and related fixed-income markets, including the impact that changes in the market or anticipated modeling changes may have on duration of equity and other market risk measures and may take actions to reduce market risk exposures as needed.

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

ROE Spread Volatility Increase/(Decline)
(in basis points)	Down 200 bps Parallel Shock	Down 100 bps Longer Term Rate Shock	100 bps Steeper	100 bps Flatter	Up 200 bps Parallel Shock
December 31, 2025	47	2	48	(3)	(12)
December 31, 2024	21	(1)	10	3	(2)

    The changes in ROE spread volatility in 2025 as compared to the prior year-end mostly reflect lower fixed rate liability exposure. For each scenario, the Board’s limit on the decline in ROE spread is set at no greater than 100 basis points. The Bank was in compliance with the ROE spread volatility limit across all selected interest rate shock scenarios at December 31, 2025 and December 31, 2024.

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

The Bank uses derivatives as follows: (1) by designating them as either a fair value hedge of an underlying financial instrument or a firm commitment; or (2) in asset/liability management (i.e., an economic hedge). For example, the Bank uses derivatives in its overall interest rate risk management to adjust the interest rate sensitivity of consolidated obligations to approximate more closely the interest rate sensitivity of assets (advances, investment securities, and mortgage loans), and/or to adjust the interest rate sensitivity of advances, investment securities, or mortgage loans to approximate more closely the interest rate sensitivity of liabilities. In addition to using derivatives to hedge mismatches of interest rates between assets and liabilities, the Bank also uses derivatives to hedge: (1) embedded options in assets and liabilities; (2) the market value of existing assets and liabilities and anticipated transactions; or (3) the duration risk of prepayable instruments. See Note 7 - Derivatives and Hedging Activities in Item 8. Financial Statements and Supplementary Data in this Form 10-K for additional information regarding the Bank’s derivative and hedging activities.

The following tables summarize the derivative instruments, along with the specific hedge transaction utilized to manage various interest rate and other risks as noted below.

Hedged Item/Hedging Instrument	Hedging Objective	Hedge Accounting Designation (1)	Notional Amount at December 31, 2025 (in billions)	Notional Amount at December 31, 2024 (in billions)
Advances
Pay-fixed, receive floating interest rate swap (without options)	Converts the advance’s fixed rate to a variable rate index.	Fair Value	$12.1	$13.8
		Economic	0.4	0.8
Pay-fixed, receive float interest rate swap (with options)	Converts the advance’s fixed rate to a variable rate index and offsets option risk in the advance.	Fair Value	—	—
Subtotal-advances			$12.5	$14.6

Investments
Pay-fixed, receive floating interest-rate swap	Converts the investment’s fixed rate to a variable-rate index.	Fair Value	$9.9	$9.0
		Economic	0.5	0.6
Interest-rate cap or floor	Offsets the interest-rate cap or floor embedded in a variable rate investment.	Economic	2.6	2.2
Subtotal - investments			$13.0	$11.8

Mortgage Loans
Pay-fixed, receive floating interest rate swap	Converts the mortgage loan’s fixed rate to a variable rate index.	Economic	$0.5	$0.3

Consolidated Obligation Bonds
Receive-fixed, pay floating interest rate swap (without options)	Converts the bond’s fixed rate to a variable rate index.	Fair Value	$2.2	$3.1
		Economic	0.2	0.4
Receive-fixed, pay floating interest rate swap (with options)	Converts the bond’s fixed rate to a variable rate index and offsets option risk in the bond.	Fair Value	14.5	14.8
		Economic	4.2	0.6
Subtotal - consolidated obligation bonds			$21.1	$18.9

Consolidated Obligation Discount Notes
Receive-fixed, pay floating interest rate swap	Converts the discount note’s fixed rate to a variable-rate index.	Fair Value	$14.9	$4.7
		Economic	0.2	—
Subtotal - consolidated obligation discount notes			$15.1	$4.7

Total notional amount			$62.2	$50.3
Note:
(1) The Fair Value designation represents hedging strategies for which qualifying hedge accounting is achieved. The Economic designation represents hedging strategies for which qualifying hedge accounting is not achieved.

Credit and Counterparty Risk - Total Credit Exposure (TCE) and Collateral

TCE. The Bank manages the credit risk of each member on the basis of the member’s total credit exposure (TCE) to the Bank, which includes advances and related accrued interest, fees, basis adjustments and estimated prepayment fees; letters of credit; forward-dated advance commitments; and MPF credit enhancement and related obligations. This credit risk is managed by monitoring the financial condition of borrowers and by requiring all borrowers (and, where applicable in connection with member affiliate pledge arrangements approved by the Bank, their affiliates) to pledge sufficient eligible collateral for all borrower obligations to the Bank as the Bank seeks to cover all potential forms of credit-related exposure with sufficient eligible collateral. At December 31, 2025, aggregate TCE was $67.0 billion, comprised of approximately $36.8 billion in advance principal outstanding, $29.8 billion in letters of credit (including forward commitments) and $0.4 billion in accrued interest, prepayment fees, MPF credit enhancement obligations and other fees.

The Bank establishes a maximum borrowing capacity (MBC) for each member based on collateral weightings applied to eligible collateral as described in the Bank’s Member Products Policy. MBC is limited to a percentage of the members' assets based on the institution size and type subject to a maximum prudential lending limit. According to the policy, eligible collateral is weighted so that the collateral value is likely to exceed the amount that may be owed to the Bank in the event of a default. The Bank also has the ability to call for additional or substitute collateral while any indebtedness is outstanding to protect the Bank’s secured position. At December 31, 2025 and December 31, 2024, on a borrower-by-borrower basis, the Bank had a perfected security interest in eligible collateral with an estimated collateral value (after collateral weightings) in excess of the book value of all members’ and nonmember housing associates’ obligations to the Bank.

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

As noted above, the Bank monitors member credit quality on a regular basis. Management believes that it has adequate policies and procedures in place to effectively manage credit risk exposure related to member TCE. These credit and collateral policies are intended to balance the Bank’s goals of being a reliable source of liquidity for members while employing appropriate credit and collateral terms for members with deteriorating creditworthiness to mitigate the risk of loss due to member credit exposure. The Bank has never experienced a loss on its advance exposure.

The following table presents the Bank’s top five financial entities by their TCE at December 31, 2025.

	December 31, 2025
(dollars in millions)	TCE	% of Total
TD Bank U.S. Holding Company (1)	$17,133.5	25.6%
PNC Bank, National Association, DE (2)	13,463.2	20.1
Ally Bank, UT (3)	8,373.6	12.5
Fulton Bank, N.A.	4,458.5	6.7
Customers Bank	3,152.0	4.7
	$46,580.8	69.6%
Other financial institutions	20,461.2	30.4
Total TCE outstanding	$67,042.0	100.0%
Notes:
(1) Member affiliates aggregated at the U.S. holding company level.
(2) For Bank membership purposes, principal place of business is Pittsburgh, PA.
(3) For Bank membership purposes, principal place of business is Horsham, PA.

Advance Concentration Risk. The following table lists the Bank’s top five borrowers based on advances at par as of December 31, 2025.

	December 31, 2025
(dollars in millions)	Advance Balance	% of Total
PNC Bank, National Association, DE (1)	$13,000.0	35.3%
Ally Bank, UT (2)	8,350.0	22.7
First National Bank of Pennsylvania	2,155.0	5.8
Customers Bank	1,320.0	3.6
WesBanco Bank, Inc	1,200.0	3.2
	$26,025.0	70.6%
Other borrowers	10,818.7	29.4
Total advances	$36,843.7	100.0%
Notes:
(1) For Bank membership purposes, principal place of business is Pittsburgh, PA.
(2) For Bank membership purposes, principal place of business is Horsham, PA.

    Letters of Credit. The letter of credit product is collateralized under the same policies, procedures and guidelines that apply to advances. Outstanding letters of credit totaled $27.5 billion at December 31, 2025 and $29.6 billion at December 31, 2024, primarily related to public unit deposits. Not included in these totals are additional authorized but unused standby letters of credit of $2.3 billion at December 31, 2025 and $2.2 billion at December 31, 2024. The Bank had a concentration of letters of credit with two members, TD Bank N.A. of $15.8 billion or 57.4% and Fulton Bank of $3.4 billion or 12.4% of the total at December 31, 2025 and two members, TD Bank N.A. of $18.8 billion or 64% and Fulton Bank of $3.5 billion or 11.8% of the total at December 31, 2024.

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

The Bank uses a QCR process that is intended to provide timely, detailed collateral information. Depending on a member’s credit product usage and financial condition, a member may be required to file the QCR on a quarterly or monthly basis. The

QCR is intended to strengthen the Bank’s collateral analytical review procedures. The output of the QCR is a member’s loan-based MBC. For the small number of members who opt out of QCR filing, MBC is calculated by the Bank, based on the member’s regulatory filing data. For such members, final MBC is established at 20% of the aggregate weighted collateral value. Such members are required to file an Annual Collateral Certification Report.

At December 31, 2025, less than 10% of the Bank’s total pledged collateral was considered to be nontraditional, subprime and low FICO mortgage loans.

The Bank is allowed by regulation to expand eligible collateral for many of its members. Members that qualify as CFIs can pledge expanded collateral which includes small-business, small-farm, small-agribusiness and community development loans as collateral for credit products from the Bank. At December 31, 2025, loans to CFIs secured with both eligible standard and expanded collateral represented approximately $2.6 billion, or 6.9% of total par value of loans outstanding. Eligible expanded collateral represented 5.3% of total eligible collateral for these loans. However, these loans were collateralized by sufficient levels of standard collateral.

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

The following tables present information regarding the type of collateral securing credit exposure and the collateral status as of December 31, 2025 and December 31, 2024.

	December 31, 2025
(dollars in millions)	Blanket Lien		Listing		Delivery		Total
	Amount	%	Amount	%	Amount	%	Amount	%
One-to-four single-family residential mortgage loans	$108,934.1	44.9%	$1,067.4	9.7%	$6.7	4.3%	$110,008.2	43.4%
High quality investment securities	12,048.6	5.0	5,580.6	50.7	150.6	95.7	17,779.8	7.0
Other real estate-related collateral (ORERC)/CFI eligible collateral	94,788.0	39.1	2,266.6	20.6	—	—	97,054.6	38.3
Multi-family residential mortgage loans	26,620.9	11.0	2,094.9	19.0	—	—	28,715.8	11.3
Total eligible collateral value	$242,391.6	100.0%	$11,009.5	100.0%	$157.3	100.0%	$253,558.4	100.0%
Total TCE	$61,804.5	92.2%	$5,152.6	7.7%	$84.9	0.1%	$67,042.0	100.0%
Number of members	142	83.5%	22	13.0%	6	3.5%	170	100.0%

	December 31, 2024
(dollars in millions)	Blanket Lien		Listing		Delivery		Total
	Amount	%	Amount	%	Amount	%	Amount	%
One-to-four single-family residential mortgage loans	$117,486.5	45.0%	$661.5	15.5%	$0.4	0.3%	$118,148.4	44.5%
High quality investment securities	16,498.1	6.3	2,775.9	65.0	158.3	99.6	19,432.3	7.3
ORERC/ CFI eligible collateral	98,112.5	37.5	792.3	18.6	0.2	0.1	98,905.0	37.2
Multi-family residential mortgage loans	29,226.2	11.2	40.3	0.9	—	—	29,266.5	11.0
Total eligible collateral value	$261,323.3	100.0%	$4,270.0	100.0%	$158.9	100.0%	$265,752.2	100.0%
Total TCE	$100,922.4	98.4%	$1,608.4	1.6%	$69.0	—%	$102,599.8	100.0%
Number of members	161	85.6%	21	11.2%	6	3.2%	188	100.0%

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

Investment Quality and External Credit Ratings. The following tables present the Bank’s investment carrying values as of December 31, 2025 and December 31, 2024 based on the lowest credit rating from the NRSROs (Moody’s, S&P and Fitch).

	December 31, 2025 (1)
	Long-Term Rating
(in millions)	AAA	AA	A	BBB	Below Investment Grade	Unrated	Total
Money market investments:
Interest-bearing deposits	$—	$549.0	$1,854.3	$—	$—	$—	$2,403.3
Securities purchased under agreements to resell	—	—	2,680.0	—	—	—	2,680.0
Federal funds sold	—	3,302.0	2,675.0	—	—	—	5,977.0
Total money market investments	$—	$3,851.0	$7,209.3	$—	$—	$—	$11,060.3
Investment securities:
U.S. Treasury obligations	$—	$4,912.3	$—	$—	$—	$—	$4,912.3
GSE and TVA obligations	—	953.7	—	—	—	—	953.7
State or local agency obligations	$13.1	$161.7	$—	$—	$—	$—	$174.8
Total non-MBS	$13.1	$6,027.7	$—	$—	$—	$—	$6,040.8

U.S. obligations single-family MBS	$—	$1,774.0	$—	$—	$—	$—	$1,774.0
GSE single-family MBS	—	4,953.0	—	—	—	—	4,953.0
GSE multifamily MBS	—	6,553.2	—	—	—	—	6,553.2
Private label MBS	$3.3	$2.6	$5.2	$0.5	$27.7	$92.4	$131.7
Total MBS	$3.3	$13,282.8	$5.2	$0.5	$27.7	$92.4	$13,411.9
Total investments	$16.4	$23,161.5	$7,214.5	$0.5	$27.7	$92.4	$30,513.0
Note:
(1) Balances exclude $5.6 million of interest-bearing deposits with FHLBank of Chicago at December 31, 2025, and total accrued interest of $69.6 million at December 31, 2025.

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

    As of December 31, 2025, the Bank had unsecured exposure to 16 counterparties totaling $8.4 billion with one counterparty exceeding 10% of the total exposure. The following table presents the Banks’ unsecured credit exposure with non-

governmental counterparties by investment type at December 31, 2025 and December 31, 2024. The unsecured investment credit exposure presented may not reflect the average or maximum exposure during the period.

(in millions)
Carrying Value	December 31, 2025
Interest-bearing deposits (1)	$2,403.3
Federal funds sold	5,977.0
Total	$8,380.3
Note:
(1) Excludes $5.6 million of Interest-bearing deposits with FHLBank of Chicago at December 31, 2025.

    As of December 31, 2025, 55.0% of the Bank’s unsecured investment credit exposures were to U.S. branches and agency offices of foreign commercial banks. The Bank actively monitors its credit exposures and the credit quality of its counterparties, including an assessment of each counterparty’s financial performance, capital adequacy, sovereign support, and the current market perceptions of the counterparties. General macro-economic, political and market conditions may also be considered when deciding on unsecured exposure. As a result, the Bank may limit or suspend existing counterparties.

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

    Finance Agency regulation also permits the Bank to extend additional unsecured credit for overnight transactions and for sales of Federal funds subject to continuing contracts that renew automatically. For overnight exposures only, the Bank’s total unsecured exposure to a counterparty may not exceed twice the applicable regulatory limit, or a total of 2% to 30% of the eligible amount of regulatory capital, based on the counterparty's internal credit rating. As of December 31, 2025, the Bank was in compliance with the regulatory limits established for unsecured credit.

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

(in millions)
December 31, 2025 (1) (2)
	Carrying Value
Domicile of Counterparty	Investment Grade (3) (4)
	AA	A	Total
Domestic	$1,201.0	$2,579.3	$3,780.3
U.S. branches and agency offices of foreign commercial banks:
Australia	725.0	—	725.0
Canada	1,100.0	1,450.0	2,550.0
Finland	625.0	—	625.0
France	—	150.0	150.0
Germany	200.0	—	200.0
Netherlands	—	350.0	350.0
Total U.S. branches and agency offices of foreign commercial banks	2,650.0	1,950.0	4,600.0
Total unsecured investment credit exposure	$3,851.0	$4,529.3	$8,380.3
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
(4) Represents the NRSRO rating of the counterparty not the country. There were no AAA rated investments at December 31, 2025.

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

(in millions)
December 31, 2025
Carrying Value
Domicile of Counterparty	Overnight	Due 2 days through 30 days	Due 31 days through 90 days	Total
Domestic	$3,780.3	$—	$—	$3,780.3
U.S. branches and agency offices of foreign commercial banks:
Australia	725.0	—	—	725.0
Canada	2,550.0	—	—	2,550.0
Finland	625.0	—	—	625.0
France	150.0	—	—	150.0
Germany	200.0	—	—	200.0
Netherlands	350.0	—	—	350.0
Total U.S. branches and agency offices of foreign commercial banks	4,600.0	—	—	4,600.0
Total unsecured investment credit exposure	$8,380.3	$—	$—	$8,380.3

U.S. Treasury Obligations. The Bank invests in U.S. Treasury obligations that are explicitly fully guaranteed by the U.S. government. This portfolio totaled $4.9 billion at December 31, 2025 and $4.1 billion at December 31, 2024.

Agency/GSE Securities and Agency/GSE MBS. The Bank invests in and is subject to credit risk related to securities issued by Federal Agencies or U.S. government corporations. In addition, the Bank invests in MBS issued by these same entities that are directly supported by underlying mortgage loans. Both the securities and MBS are either explicitly or implicitly guaranteed by the U.S. government. These portfolios totaled $14.2 billion at December 31, 2025 and $15.2 billion at December 31, 2024.

State and Local Agency Obligations. The Bank invests in and is subject to credit risk related to a portfolio of state and local agency obligations (i.e., Housing Finance Agency bonds) that are directly or indirectly supported by underlying mortgage loans. These portfolios totaled $174.8 million at December 31, 2025 and $169.3 million at December 31, 2024.

Private Label MBS. The Bank also holds investments in private label MBS, which are supported by underlying mortgage loans. The Bank made investments in private label MBS that were rated AAA at the time of purchase with the exception of one, which was rated AA. However, since the time of purchase, there have been significant ratings downgrades. In 2007, the Bank discontinued the purchase of private label MBS. The carrying value of the Bank’s private label MBS portfolio was $131.7 million at December 31, 2025 and $150.0 million at December 31, 2024.

Credit Losses. The Bank evaluates its private label MBS for expected credit losses quarterly. There was no ACL recorded on HTM private label MBS. With respect to AFS private label MBS, the Bank had an ACL of $16.7 million at December 31, 2025 and $14.2 million as of December 31, 2024. For additional information on the Bank’s ACL on AFS private label MBS, see Note 4 - Investments in Item 8. Financial Statements and Supplementary Data in this Form 10-K.

For those AFS private label MBS with a credit loss previously recorded, when the Bank projects an increase in cash flows during its quarterly assessment of expected credit losses, the Bank will first reverse the ACL by recognizing a reversal for credit losses up to the amount of the ACL, if any. If the Bank projects a significant increase in cash flows, the Bank adjusts the accretable yield prospectively and recognizes the interest income over the remaining lives of the securities. The amount recognized in interest income on these securities was $6.8 million, $8.6 million and $9.4 million for 2025, 2024 and 2023, respectively.

Credit and Counterparty Risk - Mortgage Loans and Derivatives

Mortgage Loans. The Finance Agency has authorized the Bank to hold mortgage loans under the MPF Program whereby the Bank acquires mortgage loans from participating members in a shared credit risk structure. Conventional mortgage loans carry CE requirements such that the Bank has a high degree of confidence that it will be paid principal and interest in all material respects, even under reasonably likely adverse changes to expected economic conditions. Loans are assessed by a third-party credit model at acquisition, and a CE requirement is calculated based on loan attributes and the Bank’s risk tolerance with respect to its MPF portfolio.

The Bank had net mortgage loans held for portfolio of $5.2 billion and $4.8 billion at December 31, 2025 and December 31, 2024, respectively, after an allowance for credit losses of $2.5 million and $2.4 million, respectively. The Bank maintains portfolio level limits and thresholds to monitor and control certain MPF portfolio characteristics including, but not limited to, geographic concentrations, aggregate portfolio size and pricing attributes, and exposures from any single PFI.

The table below presents additional statistics of the MPF portfolio including par value balances by product type.

(dollars in millions)	December 31, 2025		December 31, 2024
	Balance	% of Total	Balance	% of Total
Conventional loans:
MPF 35	$3,095.2	59.8%	$2,728.8	57.2%
MPF Original	1,915.1	37.0	1,849.3	38.8
MPF Plus	80.7	1.6	99.2	2.1
Total conventional loans	$5,091.0	98.4%	$4,677.3	98.1%
Government-insured loans:
MPF Government	84.2	1.6	92.3	1.9
Total par value	$5,175.2	100.0%	$4,769.6	100.0%

(dollars in millions)	2025	2024
Mortgage loans interest income	$197.3	$168.6
Average mortgage loans portfolio balance	$5,056.8	$4,748.7
Average yield	3.90%	3.55%
Weighted average coupon (WAC)	4.48%	4.13%
Weighted average estimated life (WAL)	8.4 years	8.0 years

The data in the FICO and LTV ratio range below are based on unpaid principal balance for the loans remaining in the portfolio at December 31, 2025 and December 31, 2024.

FICO score at origination	December 31, 2025	December 31, 2024	Original LTV Ratio Range	December 31, 2025	December 31, 2024
≥ 740	60.5%	58.9%	< 60%	8.2%	7.8%
700 to 739	20.9%	21.0%	60% to 70%	9.1%	9.3%
660 to 699	14.5%	15.7%	70% to 80%	49.5%	50.9%
620 to 659	3.8%	4.1%	80% to 90%	15.5%	14.9%
≤ 620	0.3%	0.3%	> 90%	17.7%	17.1%
Total	100.0%	100.0%	Total	100.0%	100.0%

The geographic breakdown below is based on the unpaid principal balance at December 31, 2025 and December 31, 2024.

Regional Concentrations	December 31, 2025	December 31, 2024	State Concentrations	December 31, 2025	December 31, 2024
Midwest	7.6%	7.1%	Pennsylvania	54.2%	53.7%
Northeast	59.0%	57.7%	Virginia	12.3%	13.3%
Southeast	32.7%	34.3%	Maryland	7.3%	7.6%
Southwest	0.4%	0.5%	Ohio	6.9%	6.3%
West	0.3%	0.4%	Other States	19.3%	19.1%
Total	100.0%	100.0%	Total	100.0%	100.0%

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

Under the MPF Program, the FHLBank of Chicago (in its role as MPF Provider) and the PFI both conduct quality assurance reviews on a sample of the conventional mortgage loans to ensure compliance with MPF Program requirements. The PFI may be required to repurchase at book value the individual loans which fail these reviews. Subsequent to this quality assurance review, any loans which are discovered to breach representations and warranties may be required to be repurchased by the PFI. Additionally, MPF Government residential mortgage loans which are 90 days or more past due are contractually permitted to be repurchased by the PFI. For 2025 and 2024, the PFIs repurchased conventional and government mortgage loans of $2.7 million or 0.3% and $4.2 million or 0.8%, respectively, of total funded loans.

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

By credit enhancing each master commitment, the PFI maintains an interest in the performance of the mortgage loans it sells to the Bank and may service for the Bank. For managing this risk, the PFI is paid a monthly CE fee by the Bank. CE fees are recorded as an offset to mortgage loan net interest income in the Statements of Income. For 2025 and 2024, CE fees were $6.1 million and $5.7 million, respectively. Performance-based CE fees paid are reduced by losses absorbed through the FLA, where applicable.

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

MPF Plus. MPF Plus has the same structure as MPF 35, with the exception of the PFI’s CE obligation. Under MPF Plus, the PFI may obtain an SMI policy to cover its CE obligation to the Bank. If applicable, the SMI policy has a deductible that approximates the FLA. The Bank has not purchased loans through MPF Plus since 2006.

The following table presents the outstanding balances in the FLAs for the MPF Original, MPF Plus, and MPF 35 products.

(in millions)	MPF 35	MPF Original	MPF Plus	Total
December 31, 2025	$22.3	$10.0	$14.9	$47.2
December 31, 2024	20.1	9.3	14.9	44.3

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

When a conventional mortgage loan requires PMI, the MPF Program modeling applied to the Bank’s acquisitions requires additional CE from the PFI to compensate for the mortgage insurer rating when it is below BBB+. The unpaid principal balance and maximum coverage outstanding for seriously delinquent loans with PMI as of December 31, 2025 was $10.8 million and $3.0 million, respectively. The corresponding amounts at December 31, 2024 were $7.8 million and $2.4 million.

The MPF Plus product required SMI under the MPF Program when each pool was established. At December 31, 2025, five of the 14 MPF Plus pools still have SMI policies in place. The Bank does not currently offer the MPF Plus product and has not purchased loans under MPF Plus Commitments since July 2006. Per MPF Program guidelines, the existing MPF Plus product exposure is required to be secured by the PFI once the SMI company is rated below AA-. As of December 31, 2025, all of the SMI exposure is fully collateralized.

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

Uncleared Derivatives. The Bank is subject to the risk of non-performance by counterparties to its uncleared derivative transactions. The Bank requires collateral on uncleared derivative transactions. Generally, the Bank’s ISDA agreements for uncleared derivatives have collateral delivery thresholds set to zero (subject to minimum transfer amounts). The Bank has a small number of legacy trades that require collateral amounts from its counterparties based on credit rating. As a result of these risk mitigation initiatives, the Bank does not anticipate any credit losses on its uncleared derivative transactions with counterparties as of December 31, 2025. The Bank’s total net credit exposure to uncleared derivative counterparties is immaterial.

Credit risk related to uncleared derivatives may be further mitigated by the exchange of initial margin with the Bank’s derivative counterparties. However, as of December 31, 2025, the Bank did not exceed initial margin thresholds with any of its counterparties and was not required to post initial margin. If the Bank’s aggregate uncleared derivative transactions exposure to a counterparty exceeds the applicable threshold, certain investment securities are required to be posted and held at a third-party custodian.

Cleared Derivatives. The Bank is subject to credit risk exposure to the Clearing Houses and the Bank’s clearing agents. The requirement that the Bank post initial margin and exchange variation margin settlement payments, through its clearing agents, to the Clearing Houses, exposes the Bank to institutional credit risk in the event that a clearing agent or a Clearing House fails to meet its obligations. Initial margin is the amount calculated based on anticipated exposure to future changes in the value of a swap and protects the Clearing Houses from market risk in the event of default by one of its clearing agents. Variation margin is the amount accumulated through daily settlement of the current exposure arising from changes in the market value of the position since the trade was executed. The Bank’s use of cleared derivatives is intended to mitigate credit risk exposure because a central counterparty is substituted for individual counterparties and collateral postings and variation margin settlement payments are made daily for changes in the value of cleared derivatives through a clearing agent. The Bank does not anticipate any credit losses on its cleared derivatives as of December 31, 2025.

The contractual or notional amount of derivative transactions reflects the involvement of the Bank in the various classes of financial instruments. The maximum credit risk of the Bank with respect to derivative transactions is the estimated cost of replacing the derivative transactions if there is a default, minus the value of any related collateral, including initial margin and variation margin settlements on cleared derivatives. In determining maximum credit risk, the Bank considers accrued interest receivables and payables as well as the netting requirements to net assets and liabilities. The following table presents the derivative positions with non-member counterparties and member institutions to which the Bank has credit exposure at December 31, 2025.

(in millions)	December 31, 2025
Credit Rating (1)	Notional Amount	Fair Value Before Collateral	Cash Collateral Pledged To (From) Counterparties	Net Credit Exposure to Counterparties
Non-member counterparties
Asset positions with credit exposure:
Uncleared derivatives
A	$3,356.3	$6.2	$(5.7)	$0.5
Cleared derivatives	40,382.0	15.5	333.4	348.9
Liability positions with credit exposure:
Uncleared derivatives
A	2,496.0	(22.8)	23.4	0.6
BBB	3,320.0	$(10.2)	$10.3	$0.1
Total derivative positions with credit exposure to non-member counterparties	$49,554.3	$(11.3)	$361.4	$350.1
Member institutions (2)	33.3	—	—	—
Total	$49,587.6	$(11.3)	$361.4	$350.1
Derivative positions without credit exposure	12,583.3
Total notional	$62,170.9
Notes:

(1) This table does not reflect any changes in rating, outlook or watch status occurring after December 31, 2025. The ratings presented in this table represent the lowest long-term counterparty credit rating available for each counterparty based on the NRSROs used by the Bank.
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

Consolidated Obligations. The Bank’s ability to operate its business, meet its obligations and generate net interest income depends primarily on the ability to issue large amounts of various debt structures at attractive rates. Consolidated obligation bonds and discount notes, along with member deposits and capital, represent the primary funding sources used by the Bank to support its asset base. Consolidated obligations benefit from the Bank’s GSE status; however, they are not obligations of the U.S., and the U.S. government does not guarantee them. Consolidated obligation bonds and discount notes are rated Aa1 with stable outlook/P-1 by Moody’s and AA+ with stable outlook/A-1+ by S&P as of December 31, 2025. On May 19, 2025, Moody’s downgraded the Bank to Aa1 from Aaa following the long-term credit ratings downgrade of the U.S. to Aa1 from Aaa, with outlooks changing from negative to stable. These ratings express these NRSROs’ opinions of the likelihood of timely payment of principal and interest. See Note 9 - Consolidated Obligations in Item 8. Financial Statements and Supplementary Data in this Form 10-K for additional information regarding the Bank’s consolidated obligations.

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

The Bank’s access to the capital markets has never been interrupted to the extent the Bank’s ability to meet its membership needs and obligations was compromised, and the Bank currently has no reason to believe that its ability to issue consolidated obligations will be impeded to that extent. Specifically, the Bank’s sources of contingency liquidity include maturing overnight and short-term investments, maturing advances, unencumbered repurchase-eligible assets, trading securities, AFS securities, and MBS repayments. Uses of contingency liquidity include net settlements of consolidated obligations, member loan commitments, mortgage loan purchase commitments, deposit outflows and maturing other borrowed funds. Excess contingency liquidity is calculated as the difference between sources and uses of contingency liquidity. Excess contingency liquidity as of December 31, 2025 and December 31, 2024 was approximately $33.0 billion and $32.4 billion, respectively.

    If consolidated obligations cannot be issued in sufficient amounts to satisfy all FHLBank demand for funding during periods of financial distress and its existing allocation processes are deemed insufficient, the OF has a methodology for the allocation of the proceeds from the issuance of consolidated obligations. In general, this methodology provides that the proceeds in such circumstances will be allocated among the FHLBanks based on relative FHLBank total regulatory capital unless the OF determines that there is an overwhelming reason to adopt a different allocation method. As is the case during any instance of a disruption in the Bank’s ability to access the capital markets, market conditions or this allocation could adversely impact the Bank’s ability to finance operations, which could thereby adversely impact its financial condition and results of operations.

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

    Funding and Debt Issuance. Changes or disruptions in the capital markets could limit the Bank’s ability to issue consolidated obligations, which could impact the Bank’s liquidity and cost of funds. During 2025, the Bank maintained continual access to funding. Access to short-term debt markets has been reliable because investors, driven by liquidity preferences and risk aversion have sought the FHLBank’s short-term debt as an asset of choice. The FHLBanks have maintained comparatively stable access to funding through a diverse investor base at relatively favorable spreads to U.S. Treasury rates. Changes or disruptions in the capital markets could limit the Bank’s ability to issue consolidated obligations, which could impact the Bank’s liquidity and cost of funds. As discussed in this Form 10-K, including in Part I, Item 1A. Risk Factors—Market/Liquidity Risk, rating agency actions or negative guidance may adversely affect the Bank’s cost of funds and ability to issue consolidated obligations and enter derivative transactions on acceptable terms, which could negatively affect the Bank’s financial condition and results of operations, including acceptance of the Bank’s letters of credit. The downgrade by
Moody’s did not impact any current obligations of the Bank or its members, nor did it have an impact on the Bank’s cost of funding, access to liquidity or the Bank’s financial condition and results of operations or acceptance of the Bank’s letters of credit. Moody’s downgrade on FHLBank debt had a minimal impact on FHLBank debt costs, illustrated through long-term
FHLBank debt spreads to U.S. Treasuries remaining attractive relative to historical spreads.

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

    Interest Rate Risk. The Bank may use a portion of the short-term consolidated obligations issued to fund both short- and long-term variable rate-indexed assets. However, funding longer-term variable rate-indexed assets with shorter-term liabilities generally does not expose the Bank to interest rate risk because the rates on the variable rate-indexed assets reset similar to the liabilities. The Bank measures and monitors interest rate-risk with commonly used methods and metrics, which include a calculations of market value of equity and duration of equity.

    Regulatory Liquidity Requirements. The Bank is required to maintain a level of liquidity in accordance with certain Finance Agency guidance. Under these policies and guidelines, the Bank is required to maintain contingency liquidity to meet liquidity needs in an amount at least equal to its anticipated net cash outflows under certain scenarios. One scenario assumes that the Bank cannot access the capital markets for a period of 20 days and during that time members would renew any maturing, prepaid or called advances. In addition, the Bank is required to perform and report to the Finance Agency the results of an annual liquidity stress test. During 2025, the Bank was in compliance with these liquidity requirements.

Negative Pledge Requirement. Finance Agency regulations require the Bank to maintain qualifying assets free from any lien or pledge in an amount at least equal to its portion of the total consolidated obligations outstanding issued on its behalf. Qualifying assets meeting the negative pledge requirement are defined as: (1) cash; (2) obligations of, or fully guaranteed by, the United States; (3) secured advances; (4) mortgages which have any guaranty, insurance or commitment from the United States or a Federal agency; and (5) investments described in Section 16(a) of the FHLBank Act, which includes securities that a fiduciary or trust fund may purchase under the laws of any of the three states in which the Bank operates. The Bank held total negative pledge qualifying assets in excess of total consolidated obligations at December 31, 2025. FHLBanks will continue to be required to operate individually and collectively to ensure that consolidated obligations maintain a high level of acceptance and are perceived by investors as presenting a low level of credit risk. Any assets subject to a lien or pledge for the benefit of holders of any issues of consolidated obligations are treated as if they were free from lien or pledge for purposes of compliance with these regulations.

Joint and Several Liability. Although the Bank is primarily liable for its portion of consolidated obligations, (i.e., those issued on its behalf), the Bank is also jointly and severally liable with the other 10 FHLBanks for the payment of principal and interest on consolidated obligations of all the FHLBanks. The Finance Agency, in its discretion and notwithstanding any other provisions, may at any time order any FHLBank to make principal or interest payments due on any consolidated obligation, even in the absence of default by the primary obligor. To the extent that an FHLBank makes any payment on a consolidated obligation on behalf of another FHLBank, the paying FHLBank shall be entitled to reimbursement from the non-paying FHLBank, which has a corresponding obligation to reimburse the FHLBank to the extent of such assistance and other associated costs. However, if the Finance Agency determines that the non-paying FHLBank is unable to satisfy its obligations, then the Finance Agency may allocate the outstanding liability among the remaining FHLBanks on a pro rata basis in proportion to each FHLBank’s participation in all consolidated obligations outstanding, or on any other basis the Finance Agency may determine. Finance Agency regulations govern the issuance of debt on behalf of the FHLBanks and authorize the FHLBanks to issue consolidated obligations, through the OF as its agent. The Bank is not permitted to issue individual debt without Finance Agency approval. See Note 9 - Consolidated Obligations in Item 8. Financial Statements and Supplementary Data in this Form 10-K for additional information.

Operational and Business Risks

Operational Risk. Operational risk is defined as the potential for loss resulting from inadequate or failed internal processes, people, and systems, or from external events and encompasses risks related to housing mission-related activities, including the Bank’s member products and services activities and those associated with affordable housing programs or goals and other Bank business activities. The Bank considers various sources of risk of unexpected loss, including human error, fraud, unenforceability of legal contracts, deficiencies in internal controls and/or information systems, and the impact of cybersecurity attacks, vendor breakdown, or damage from fire, theft, natural disaster or acts of terrorism. Generally, the category of operational risk includes loss exposures of a physical or procedural nature. Specifically, operational risk includes compliance, fraud, information/transaction, legal, cyber, vendor, people, succession and model risk. The Bank has established policies and procedures to manage each of the specific operational risks. The Bank’s approach to cybersecurity risk is discussed in Item 1C. Cybersecurity in this Form 10-K.

Business areas retain primary responsibility for identifying, assessing and reporting their operational risks. To assist them in discharging this responsibility and to ensure that operational risk is managed consistently throughout the organization, the Bank has an operational risk management framework, which includes quantitative and qualitative key risk indicators that includes emerging risks and an annual risk and control self-assessment, as well as a Bank-wide compliance program designed to promote awareness of compliance requirements and monitor compliance activities. Some operational risk may also result from external factors, such as the failure of other parties with which the Bank conducts business to adequately address their own operational risks (see additional discussion below). In addition, the Bank’s Internal Audit department reports directly to the Audit Committee of the Board and regularly monitors compliance with established policies and procedures.

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

    The Bank’s business is dependent upon its ability to effectively exchange and process information using its computer information systems. The Bank’s products and services require a complex and sophisticated cloud computing environment, which includes SaaS, IaaS, licensed or purchased software and custom-developed software. The effectiveness and efficiency of the Bank’s operations is dependent upon the continued functionality of technology solutions and systems, which may require ongoing expenditures, as well as the ability to sustain ongoing operations during technology implementations, upgrades or patches. If the Bank were unable to sustain its technological capabilities or implement new or emerging technologies, such as artificial intelligence (AI), it may not be able to remain competitive, and its business, financial condition and profitability may be significantly compromised. To advance its disaster recovery and continuous operations, the Bank continues to take steps to review and improve its processes and resiliency through its business continuity plan. Nonetheless, the Bank cannot guarantee the effectiveness of its business continuity plan or other related policies, procedures and systems to protect the Bank in any particular future situation.

The Bank maintains insurance, including director and officer liability protection and coverage for cyber/breach response, as well as other insurance protection, as deemed appropriate. The Bank regularly reviews its insurance coverage for adequacy as well as the financial claims-paying ability of its insurance carriers.

Business Risk. Business risk is the possibility of an adverse impact on the Bank’s profitability or financial or business strategies resulting from external factors that may occur in the short-term and/or long-term. This risk includes the potential for strategic business constraints to be imposed through regulatory, legislative or political changes. Examples of external factors may include, but are not limited to: financial services industry consolidation, a declining membership base, concentration of borrowing among members, the introduction of new competing products and services, increased non-Bank competition, weakening of the FHLBank System’s GSE status, changes in the deposit and mortgage markets for the Bank’s members, changes that could occur as a result of new legislation or new or changed regulatory guidance, geopolitical instability, AI and other factors that may have a significant direct or indirect impact on the ability of the Bank to achieve its dual mission and strategic objectives. The Bank’s various Risk Management Committees monitor economic indicators and the external environment in which the Bank operates for alignment with the Bank’s risk appetite. A discussion of various Bank risks is also included in Item 1A. Risk Factors in this Form 10-K.

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

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. The Bank’s management assessed the effectiveness of the Bank’s internal control over financial reporting as of December 31, 2025. In making this assessment, it used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in the Internal Control-Integrated Framework (2013). Based on its assessment, management of the Bank determined that as of December 31, 2025, the Bank’s internal control over financial reporting was effective based on those criteria.

The effectiveness of the Bank’s internal control over financial reporting as of December 31, 2025 has been audited by PricewaterhouseCoopers LLP, the Bank’s independent registered public accounting firm, as stated in their report that follows.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of the Federal Home Loan Bank of Pittsburgh

Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying statements of condition of the Federal Home Loan Bank of Pittsburgh (the “FHLBank”) as of December 31, 2025, and 2024, and the related statements of income, comprehensive income, changes in capital and cash flows for each of the three years in the period ended December 31, 2025, including the related notes (collectively referred to as the “financial statements”). We also have audited the FHLBank’s internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the FHLBank as of December 31, 2025, and 2024, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2025, in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the FHLBank maintained, in all material respects, effective internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO.

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

Valuation of Interest-Rate Related Derivatives

As described in Notes 7 and 14 to the financial statements, as of December 31, 2025 the fair value of the Bank’s derivative assets and liabilities was $350.1 million and $2.0 million, respectively, the majority of which related to interest-rate related derivatives. The fair value of derivatives is estimated using standard valuation techniques such as discounted cash flow analysis. The discounted cash flow analysis used to determine the net present value of interest-rate related derivatives utilizes market -observable inputs, including the discount rate, forward interest rate, and volatility assumptions.

The principal considerations for our determination that performing procedures relating to the valuation of interest-rate related derivatives is a critical audit matter are (i) the high degree of audit effort in performing procedures related to the valuation of interest-rate related derivatives; and (ii) the audit effort involved the use of professionals with specialized skill and knowledge.

Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the financial statements. These procedures included testing the effectiveness of controls relating to the valuation of interest-rate related derivatives. These procedures also included, among others, (i) testing the completeness and accuracy of certain data provided by management and (ii) the involvement of professionals with specialized skill and knowledge to assist in evaluating the reasonableness of management’s estimate by (a) developing an independent estimate of fair value for a sample of interest-rate related derivatives using independent market observable inputs, including the discount rate, forward interest rate, and volatility assumptions and (b) comparing the independently developed estimate of fair value to management’s estimate.

/s/ PricewaterhouseCoopers LLP
Pittsburgh, Pennsylvania
March 4, 2026

We have served as the FHLBank’s auditor since 1990.

Federal Home Loan Bank of Pittsburgh
Statements of Income

	Year Ended December 31,
(in thousands)	2025	2024	2023
Interest income:
Advances	$2,348,952	$4,095,951	$4,218,997
Interest-bearing deposits	137,864	200,702	205,810
Securities purchased under agreements to resell	155,204	413,493	310,929
Federal funds sold	351,959	164,300	192,858
Trading securities	4,523	6,127	8,200
Available-for-sale (AFS) securities	908,192	984,269	720,973
Held-to-maturity (HTM) securities	51,749	54,235	39,992
Mortgage loans held for portfolio	197,313	168,642	148,432
Total interest income	4,155,756	6,087,719	5,846,191
Interest expense:
Consolidated obligations - discount notes	423,878	601,437	1,118,881
Consolidated obligations - bonds	3,078,274	4,664,926	3,953,400
Deposits	27,738	34,942	33,143
Mandatorily redeemable capital stock and other borrowings	743	2,421	2,460
Total interest expense	3,530,633	5,303,726	5,107,884
Net interest income	625,123	783,993	738,307
Provision (reversal) for credit losses	2,849	2,052	3,401
Net interest income after provision (reversal) for credit losses	622,274	781,941	734,906
Noninterest income (loss):
Net gains (losses) on investment securities (Note 4)	4,565	261	3,947
Net gains (losses) on derivatives (Note 7)	(22,766)	8,516	(70)
Standby letters of credit fees	34,618	34,844	30,969
Other, net	2,199	4,423	1,983
Total noninterest income (loss)	18,616	48,044	36,829
Other expense:
Compensation and benefits	63,460	63,260	58,656
Other operating	47,969	48,376	41,839
Finance Agency	8,925	8,641	7,015
Office of Finance	7,068	7,453	6,008
Voluntary contributions	48,589	49,196	11,748
Total other expense	176,011	176,926	125,266
Income before assessments	464,879	653,059	646,469
Affordable Housing Program (AHP) assessment (Note 10)	46,561	65,544	64,880
Net income	$418,318	$587,515	$581,589

The accompanying notes are an integral part of these financial statements.

Federal Home Loan Bank of Pittsburgh
Statements of Comprehensive Income

	Year ended December 31,
(in thousands)	2025	2024	2023
Net income	$418,318	$587,515	$581,589
Other comprehensive income (loss):
Net change in fair value of AFS securities	64,595	43,689	(6,456)
Realized (gains) losses on AFS securities included in net income	(743)	—	(489)
Pension and post-retirement benefits	391	(1,721)	984
Total other comprehensive income (loss)	64,243	41,968	(5,961)
Total comprehensive income (loss)	$482,561	$629,483	$575,628

The accompanying notes are an integral part of these financial statements.

Federal Home Loan Bank of Pittsburgh
Statements of Condition

	December 31,
(in thousands, except par value)	2025	2024
ASSETS
Cash and due from banks (Note 3)	$32,585	$17,340
Interest-bearing deposits (Note 4)	2,408,873	2,726,628
Securities purchased under agreements to resell (Note 4)	2,680,000	6,280,000
Federal funds sold (Note 4)	5,977,000	2,664,000
Investment securities: (Note 4)
Trading securities	119,676	149,153
AFS securities, net; amortized cost of $18,171,361 and $18,207,176	18,189,327	18,163,843
HTM securities; fair value of $1,099,599 and $1,219,392	1,143,705	1,298,808
Total investment securities	19,452,708	19,611,804
Advances (Note 5)	36,819,992	69,873,233
Mortgage loans held for portfolio, net (Note 6)	5,220,302	4,816,452
Accrued interest receivable	261,589	469,154
Derivative assets (Note 7)	350,117	353,629
Other assets	114,060	114,509
Total assets	$73,317,226	$106,926,749

LIABILITIES AND CAPITAL
Liabilities
Deposits (Note 8)	$590,785	$774,883
Consolidated obligations (Note 9)
Discount notes	16,697,025	11,685,159
Bonds	50,795,251	87,965,104
Total consolidated obligations	67,492,276	99,650,263
Mandatorily redeemable capital stock (Note 11)	12,344	7,025
Accrued interest payable	305,053	540,958
AHP payable (Note 10)	183,978	160,654
Derivative liabilities (Note 7)	1,994	8,666
Other liabilities	159,195	150,232
Total liabilities	68,745,625	101,292,681
Commitments and contingencies (Note 15)
Capital (Note 11)
Capital stock - Class B putable ($100 par value) issued and outstanding shares 22,922 and 35,617	2,292,218	3,561,712
Retained earnings:
Unrestricted	1,462,288	1,370,000
Restricted	783,372	732,876
Total retained earnings	2,245,660	2,102,876
Accumulated Other Comprehensive Income (Loss) (AOCI)	33,723	(30,520)
Total capital	4,571,601	5,634,068
Total liabilities and capital	$73,317,226	$106,926,749

The accompanying notes are an integral part of these financial statements.

Federal Home Loan Bank of Pittsburgh
Statements of Cash Flows

	Year Ended December 31,
(in thousands)	2025	2024	2023
OPERATING ACTIVITIES
Net income	$418,318	$587,515	$581,589
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization (accretion)	35,841	(74,875)	(74,974)
Net change in derivative and hedging activities	(405,503)	150,566	(389,768)
Net realized losses (gains) from sales of AFS securities	(743)	—	(489)
Net change in fair value adjustments on trading securities	(3,822)	(261)	(3,458)
Other adjustments, net	3,473	4,002	6,419
Net change in:
Accrued interest receivable	208,744	48,757	(206,581)
Other assets	1,262	(17,924)	(18,312)
Accrued interest payable	(235,905)	(212,701)	466,145
Other liabilities	35,757	99,795	81,812
Total adjustments	(360,896)	(2,641)	(139,206)
Net cash provided by (used in) operating activities	$57,422	$584,874	$442,383
INVESTING ACTIVITIES
Net change in:
Interest-bearing deposits (including $(365), $801 and $(956) (to)/from other FHLBanks)	$563,696	$578,828	$(327,553)
Securities purchased under agreements to resell	3,600,000	(300,000)	(2,780,000)
Federal funds sold	(3,313,000)	(131,000)	517,000
Trading securities:
Proceeds	33,400	68,950	200,000
Purchases	—	—	(199,178)
AFS securities:
Proceeds (includes $996,298, $0 and $798,200 from sales)	3,383,210	1,607,046	2,887,020
Purchases	(3,056,722)	(5,281,480)	(4,967,548)
HTM securities:
Proceeds	252,614	235,620	140,848
Purchases	(99,707)	(197,236)	(525,628)
Advances:
Repaid	371,476,559	439,481,764	696,844,542
Originated	(338,292,690)	(430,862,201)	(706,266,366)
Mortgage loans held for portfolio:
Principal collected	460,138	380,029	365,339
Purchases	(880,963)	(511,504)	(480,933)
Other investing activities, net	(5,249)	(24,400)	(753)
Net cash provided by (used in) investing activities	$34,121,286	$5,044,416	$(14,593,210)

Federal Home Loan Bank of Pittsburgh Statements of Cash Flows (continued)

	Year Ended December 31,
(in thousands)	2025	2024	2023
FINANCING ACTIVITIES
Net change in deposits	$(177,430)	$137,558	$90,928
Net proceeds from issuance of consolidated obligations:
Discount notes	400,186,290	531,107,042	633,148,413
Bonds	94,481,950	118,721,404	98,541,919
Payments for maturing and retiring consolidated obligations:
Discount notes	(395,223,059)	(533,058,251)	(653,169,662)
Bonds	(131,891,505)	(121,835,210)	(64,668,610)
Proceeds from issuance of capital stock	4,047,051	4,075,045	5,327,534
Payments for repurchase/redemption of capital stock	(5,310,075)	(4,428,043)	(4,821,728)
Payments for repurchase/redemption of mandatorily redeemable capital stock	(1,151)	(26,669)	(13,570)
Cash dividends paid	(275,534)	(316,335)	(286,130)
Net cash provided by (used in) financing activities	$(34,163,463)	$(5,623,459)	$14,149,094
Net increase (decrease) in cash and due from banks	$15,245	$5,831	$(1,733)
Cash and due from banks at beginning of the period	17,340	11,509	13,242
Cash and due from banks at end of the period	$32,585	$17,340	$11,509
Supplemental disclosures:
Cash activities:
Interest paid	$3,716,590	$5,446,038	$4,841,331
Non-cash activities:
Capital stock reclassified to mandatorily redeemable capital stock	6,470	5,820	13,681

The accompanying notes are an integral part of these financial statements.

Federal Home Loan Bank of Pittsburgh
Statements of Changes in Capital
Years Ended December 31, 2025, 2024, and 2023

	Capital Stock - Putable		Retained Earnings
(in thousands)	Shares	Par Value	Unrestricted	Restricted	Total	AOCI	Total Capital
December 31, 2022	34,284	$3,428,405	$1,037,182	$499,055	$1,536,237	$(66,527)	$4,898,115
Comprehensive income (loss)	—	—	465,271	116,318	581,589	(5,961)	575,628
Issuance of capital stock	53,275	5,327,534	—	—	—	—	5,327,534
Repurchase/redemption of capital stock	(48,217)	(4,821,728)	—	—	—	—	(4,821,728)
Stock reclassified to mandatorily redeemable capital stock	(137)	(13,681)	—	—	—	—	(13,681)
Cash dividends	—	—	(286,130)	—	(286,130)	—	(286,130)
December 31, 2023	39,205	$3,920,530	$1,216,323	$615,373	$1,831,696	$(72,488)	$5,679,738

	Capital Stock - Putable		Retained Earnings
(in thousands)	Shares	Par Value	Unrestricted	Restricted	Total	AOCI	Total Capital
December 31, 2023	39,205	$3,920,530	$1,216,323	$615,373	$1,831,696	$(72,488)	$5,679,738
Comprehensive income (loss)	—	—	470,012	117,503	587,515	41,968	629,483
Issuance of capital stock	40,750	4,075,045	—	—	—	—	4,075,045
Repurchase/redemption of capital stock	(44,280)	(4,428,043)	—	—	—	—	(4,428,043)
Stock reclassified to mandatorily redeemable capital stock	(58)	(5,820)	—	—	—	—	(5,820)
Cash dividends	—	—	(316,335)	—	(316,335)	—	(316,335)
December 31, 2024	35,617	$3,561,712	$1,370,000	$732,876	$2,102,876	$(30,520)	$5,634,068

	Capital Stock - Putable		Retained Earnings
(in thousands)	Shares	Par Value	Unrestricted	Restricted	Total	AOCI	Total Capital
December 31, 2024	35,617	$3,561,712	$1,370,000	$732,876	$2,102,876	$(30,520)	$5,634,068
Comprehensive income (loss)	—	—	367,822	50,496	418,318	64,243	482,561
Issuance of capital stock	40,471	4,047,051	—	—	—	—	4,047,051
Repurchase/redemption of capital stock	(53,101)	(5,310,075)	—	—	—	—	(5,310,075)
Stock reclassified to mandatorily redeemable capital stock	(65)	(6,470)	—	—	—	—	(6,470)
Cash dividends	—	—	(275,534)	—	(275,534)	—	(275,534)
December 31, 2025	$22,922	$2,292,218	$1,462,288	$783,372	$2,245,660	$33,723	$4,571,601

The accompanying notes are an integral part of these financial statements.

Federal Home Loan Bank of Pittsburgh
Notes to Financial Statements

Background Information

The Bank, a federally chartered corporation, is one of 11 district Federal Home Loan Banks (FHLBanks). Each FHLBank operates as a separate entity with its own management, employees and board of directors. The FHLBanks are government-sponsored enterprises (GSEs) that serve the public by increasing the availability of credit for residential mortgages and community development. The Bank provides a readily available, low-cost source of funds to its member institutions. The Bank is a cooperative, which means that current members own nearly all of the outstanding capital stock of the Bank. All holders of the Bank’s capital stock may, to the extent declared by the Board, receive dividends on their capital stock. Regulated financial depositories and insurance companies engaged in residential housing finance that maintain their principal place of business (as determined by Finance Agency regulation) in Delaware, Pennsylvania or West Virginia may apply for membership. CDFIs which meet membership regulation standards are also eligible to become Bank members. State and local housing associates that meet certain statutory and regulatory criteria may also borrow from the Bank. While eligible to borrow, state and local housing associates are not members of the Bank and, as such, do not hold capital stock.

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

The Bank’s net income is primarily attributable to net interest income - the difference between the interest income earned on advances, mortgage loans, and investments, and the interest expense accrued on consolidated obligations. The Bank manages risk and monitors financial performance across the entire Bank based on its total assets and total liabilities. Significant accounting policies related to the Bank’s activities are described in the Significant Accounting Policies section in this Note 1 – Summary of Significant Accounting Policies.

The Bank’s major customers include members with revenue in excess of 10% of the Bank’s total revenue, which includes interest income and noninterest income. For each of the years ended December 31, 2025, 2024 and 2023, the Bank had two major customers with total revenue of $0.8 billion and $0.4 billion; $1.8 billion and $0.8 billion; and $1.9 billion and $0.6 billion, respectively.

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

Fair Value. The fair value amounts, recorded on the Statements of Condition and in the note disclosures for the periods presented, have been determined by the Bank using available market and other pertinent information, and reflect the Bank’s best judgment of appropriate valuation methods. Although the Bank uses its best judgment in estimating the fair value of these financial instruments, there are inherent limitations in any valuation technique. Therefore, these fair values may not be indicative of the amounts that would have been realized in current market transactions, although they do reflect the Bank’s judgment of how a market participant would estimate the fair values. See Note 14 - Estimated Fair Values in this Item for more information.

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

The net exposure for these financial instruments can change on a daily basis; therefore, there may be a delay between the time this exposure change is identified and additional collateral is requested, and the time when this collateral is received or pledged. Likewise, there may be a delay for excess collateral to be returned. For derivative instruments that meet the netting requirements, any excess cash collateral received or pledged is recognized as a derivative liability or derivative asset. See Note 7 - Derivatives and Hedging Activities in this Item for additional information regarding these agreements.

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

Notes to Financial Statements (continued)
quality. The Bank treats securities purchased under agreements to resell as short-term collateralized loans that are classified as assets in the Statements of Condition.

ACL: These investments are evaluated quarterly for expected credit losses. If applicable, an ACL is recorded with a corresponding adjustment to the provision (reversal) for credit losses. The Bank uses the collateral maintenance provision practical expedient for securities purchased under agreements to resell. Consequently, a credit loss would be recognized if there is a collateral shortfall which the Bank does not believe the counterparty will replenish in accordance with its contractual terms. The credit loss would be limited to the difference between the fair value of the collateral and the investment’s amortized cost. See Note 4 - Investments in this Item for details on the allowance methodologies relating to these investments.

Investment Securities. The Bank classifies investment securities as trading, AFS or HTM at the date of acquisition. Purchases and sales of securities are recorded on a trade date basis.

Trading. Securities classified as trading are carried at fair value. The Bank records changes in the fair value of these investments through noninterest income as “Net gains (losses) on investment securities.”

AFS. Securities that are not classified as HTM or trading are classified as AFS and are carried at fair value. The Bank records changes in the fair value of these securities not in qualifying fair value hedging relationships in AOCI. For AFS securities that have been hedged and qualify as a fair value hedge, the Bank records the portion of the change in the fair value of the investment related to the risk being hedged in interest income within the “AFS securities” section together with the related change in the fair value of the derivative and records the remainder of the change in the fair value of the investment in AOCI as “Net unrealized gains (losses) on AFS securities.”

AFS ACL: AFS securities are evaluated quarterly for expected credit losses on an individual security basis. In assessing whether a credit loss exists, the Bank considers whether there would be a shortfall in receiving all cash flows contractually due. If a shortfall is projected to occur, the Bank recognizes an ACL. The ACL is limited to the amount of the AFS security’s unrealized loss, if any. If the AFS security is in an unrealized gain position, the ACL is zero. The ACL excludes uncollectible accrued interest receivable, which is measured separately. See Note 4 - Investments in this Item for details on the allowance methodologies relating to AFS securities.

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

HTM. Securities that the Bank has both the intent and ability to hold to maturity are classified as HTM and are carried at amortized cost, representing the amount at which an investment is acquired net of periodic principal repayments, amortization of premiums and accretion of discounts. Accrued interest receivable is recorded separately on the Statements of Condition.

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

Notes to Financial Statements (continued)

HTM ACL: HTM securities are evaluated quarterly for expected credit losses on a pool basis unless an individual assessment is deemed necessary because the securities do not possess similar risk characteristics. An ACL is recorded with a corresponding adjustment to the provision (reversal) for credit losses. The ACL excludes uncollectible accrued interest receivable, which is measured separately. See Note 4 - Investments in this Item for details on the allowance methodologies relating to HTM securities.

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
Advances. The Bank reports advances (secured loans to members, former members or housing associates) at amortized cost, which is cost, net of premiums and discounts and hedging adjustments. Accrued interest receivable is recorded separately on the Statements of Condition. The Bank amortizes/accretes premiums, discounts and hedging adjustments to interest income using the contractual method. The Bank records interest on advances to interest income as earned.

Advances ACL: Advances are evaluated quarterly for expected credit losses. If deemed necessary, an ACL is recorded with a corresponding adjustment to the provision (reversal) for credit losses. See Note 5 - Advances in this Item 8 for details on the allowance methodology relating to advances.

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

Notes to Financial Statements (continued)
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

The Bank does not purchase mortgage loans with credit deterioration present at the time of purchase. See Note 6 - Mortgage Loans Held for Portfolio in this Item 8 for details on the allowance methodologies relating to mortgage loans.

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

Notes to Financial Statements (continued)
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

Accounting for Fair Value Hedges. If hedging relationships meet certain criteria, including, but not limited to, formal documentation of the hedging relationship, and are expected to be highly effective, they qualify for fair value hedge accounting. The Bank accounts for hedging relationships using long-haul hedge accounting, which requires the Bank to formally assess (both at the hedge’s inception and at least quarterly) whether the derivatives that are used in hedging transactions have been highly effective in offsetting changes in the fair value of hedged items or forecasted transactions attributable to the hedged risk and whether those derivatives may be expected to remain highly effective in future periods. For fair value hedges, the Bank employs regression-based testing prospectively based on valuations derived from historical and current market data. After the initial quantitative effectiveness assessment, the Bank may perform subsequent effectiveness assessments on a qualitative basis if certain criteria are met.

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

Notes to Financial Statements (continued)
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

Embedded Derivatives. The Bank may issue debt, make advances, or purchase financial instruments in which a derivative instrument is “embedded.” Upon execution of these transactions, the Bank assesses whether the economic characteristics of the embedded derivative are clearly and closely related to the economic characteristics of the remaining component of the debt, advance or purchased financial instrument (the host contract) and whether a separate, non-embedded instrument with the same terms as the embedded instrument would meet the definition of a derivative instrument. The embedded derivative is separated from the host contract, carried at fair value, and designated as a stand-alone derivative instrument (pursuant to an economic hedge) when the Bank determines that certain criteria are met. The Bank had no embedded derivatives requiring separation from the host contract at December 31, 2025 or 2024.

    Consolidated Obligations. Consolidated obligations are recorded at amortized cost.

Discounts and Premiums. The Bank amortizes premiums and accretes discounts as well as hedging adjustments on consolidated obligations to interest expense using the contractual method.

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

Restricted Retained Earnings (RRE). In accordance with the Joint Capital Enhancement Agreement (JCEA) entered into by the Bank, as amended, the Bank allocates on a quarterly basis 20% of its net income to a separate restricted retained earnings account until the account balance equals at least 1% of the Bank’s average balance of outstanding consolidated obligations for the current quarter. Additionally, the JCEA provides that amounts in restricted retained earnings in excess of 150% of the Bank’s restricted retained earnings minimum (i.e., one percent of the average balance of outstanding consolidated obligations calculated as of the last day of each calendar quarter) may be released from restricted retained earnings. These restricted retained earnings are not available to pay dividends and are presented separately on the Statements of Condition. See Note 11 - Capital in this Item 8 for more information.

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

Voluntary Contribution Expenses. The Bank’s voluntary contributions to housing and community products, including supplemental voluntary contributions to AHP, are recorded in Voluntary contributions expense on the Statements of Income.

Voluntary housing and community products primarily consist of grants and contributions. Voluntary grants and contributions are recognized as an expense in the period in which the grant or contribution is considered an unconditional promise to give.

Supplemental voluntary contributions to AHP restore the amount available for AHP absent the Bank’s voluntary contributions and are expensed periodically throughout the year. Supplemental voluntary contributions to AHP are subject to the same regulatory requirements as AHP assessments.

See Note 10 - Affordable Housing Program (AHP) and Voluntary Contributions in this Item 8 for more information.

AHP Assessments. The FHLBank Act requires each FHLBank to establish and fund an AHP, providing subsidies to members to assist in the purchase, construction, or rehabilitation of housing for very low- and low- or moderate-income households. The Bank primarily makes the AHP subsidy available to members as a grant. The Bank recognizes the required funding for the AHP as a reduction to earnings and establishes a liability. As allowed per AHP regulations, the Bank can elect to allot fundings based on future periods’ required AHP contributions (referred to as Accelerated AHP). The Accelerated AHP allows the Bank to commit and disburse AHP funds to meet the Bank’s mission when it would otherwise be unable to do so based on its normal funding mechanism. See Note 10 - Affordable Housing Program (AHP) and Voluntary Contributions in this Item for more information.

Note 2 – Changes in Accounting Principle and Recently Issued Accounting Standards and Interpretations

The Bank did not adopt any new accounting standards during the year ended December 31, 2025.

The following table provides a brief description of recently issued accounting standards which may have an impact on the Bank.

Standard	Description	Effective Date	Effect on the Financial Statements or Other Significant Matters
ASU 2025-08: Financial Instruments - Credit Losses (Topic 326): Purchased Loans
This ASU expands the population of acquired financial assets subject to the gross-up approach in Topic 326 to include purchased seasoned loans. The gross-up approach requires recognition of the loans at acquisition at their purchase price plus an allowance for credit losses.
		This ASU will become effective for the Bank beginning on January 1, 2027. Early adoption is permitted.	The adoption of this ASU is not expected to have a material impact on the Bank's financial statements.

Note 3 – Cash and Due from Banks

    Cash and due from banks on the Statements of Condition includes cash on hand, cash items in the process of collection, compensating balances, and amounts due from correspondent banks and the Federal Reserve Bank (FRB). The Bank maintains collected cash balances with commercial banks in return for certain services. These agreements contain no legal restrictions on the withdrawal of funds. The Bank did not have a compensating balance with commercial banks in 2025 or 2024. The average compensating and collected cash balances for the years ended December 31, 2025 and December 31, 2024 were $15.0 million and $9.6 million, respectively.

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

Interest-bearing deposits and Federal funds sold are unsecured investments. Federal funds sold are generally transacted on an overnight term. Finance Agency regulations include a limit on the amount of unsecured credit the Bank may extend to a counterparty. At December 31, 2025 and December 31, 2024, all investments in interest-bearing deposits and Federal funds sold were repaid according to the contractual terms; no ACL was recorded for these assets at December 31, 2025 and December 31, 2024. Carrying values of interest-bearing deposits and Federal funds exclude accrued interest receivable which was immaterial for all periods presented. At December 31, 2025 and December 31, 2024, none of these investments were with counterparties rated below BBB or with unrated counterparties.

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

At December 31, 2025 and December 31, 2024, all investments in securities purchased under agreements to resell were repaid according to the contractual terms; no ACL was recorded for these assets at December 31, 2025 and December 31, 2024. Carrying value of securities purchased under agreements to resell excludes accrued interest receivable which was immaterial for all periods presented. At December 31, 2025, and December 31, 2024, none of these investments were with counterparties rated below BBB or with unrated counterparties.

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

At December 31, 2025 and at December 31 2024, total investment securities and accrued interest had no net unsettled purchases or sales.

Trading Securities. The following table presents the fair value of trading securities by major security type at December 31, 2025 and December 31, 2024.

(in thousands)	December 31, 2025	December 31, 2024
GSE obligations	$119,676	$149,153

Notes to Financial Statements (continued)
The following table presents net gains (losses) on trading securities for the years ended December 31, 2025, 2024 and 2023.

	Year ended December 31,
(in thousands)	2025	2024	2023
Net unrealized gains (losses) on trading securities held at year-end	$3,693	$(285)	$3,458
Net gains (losses) on trading securities sold/matured during the year	129	546	—
Net gains (losses) on trading securities	$3,822	$261	$3,458

AFS Securities. The following tables presents AFS securities by major security type at December 31, 2025 and December 31, 2024.

	December 31, 2025
(in thousands)	Amortized Cost (1)	Allowance for Credit Losses	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Non-MBS:
U.S. Treasury obligations	$4,902,802	$—	$9,749	$(271)	$4,912,280
GSE and TVA obligations	817,747	—	17,326	(1,010)	834,063
State or local agency obligations	181,516	—	10	(6,693)	174,833
Total non-MBS	$5,902,065	$—	$27,085	$(7,974)	$5,921,176
MBS:
U.S. obligations single-family	$1,306,993	$—	$3,184	$(6,295)	$1,303,882
GSE single-family	4,568,337	—	6,899	(27,463)	4,547,773
GSE multifamily	6,278,534	—	40,233	(4,399)	6,314,368
Private label	115,432	(16,713)	4,626	(1,217)	102,128
Total MBS	$12,269,296	$(16,713)	$54,942	$(39,374)	$12,268,151
Total AFS securities	$18,171,361	$(16,713)	$82,027	$(47,348)	$18,189,327

	December 31, 2024
(in thousands)	Amortized Cost (1)	Allowance for Credit Losses	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Non-MBS:
U.S. Treasury obligations	$4,112,393	$—	$4,283	$(3,721)	$4,112,955
GSE and TVA obligations	890,230	—	18,885	(1,991)	907,124
State or local agency obligations	182,220	—	—	(12,884)	169,336
Total non-MBS	$5,184,843	$—	$23,168	$(18,596)	$5,189,415
MBS:
U.S. obligations single-family	$1,720,328	$—	$4,404	$(12,348)	$1,712,384
GSE single-family	4,634,380	—	5,162	(41,657)	4,597,885
GSE multifamily	6,543,485	—	19,372	(12,193)	6,550,664
Private label	124,140	(14,160)	5,235	(1,720)	113,495
Total MBS	$13,022,333	$(14,160)	$34,173	$(67,918)	$12,974,428
Total AFS securities	$18,207,176	$(14,160)	$57,341	$(86,514)	$18,163,843
Note:
(1) Includes adjustments made to the cost basis of investments for accretion, amortization and/or fair value hedge accounting adjustments, and excludes accrued interest receivable of $59.1 million and $55.0 million at December 31, 2025 and December 31, 2024.

Notes to Financial Statements (continued)
The following tables summarize the AFS securities with gross unrealized losses as of December 31, 2025 and December 31, 2024. The gross unrealized losses are aggregated by major security type and length of time that individual securities have been in a continuous unrealized loss position.

	December 31, 2025
	Less than 12 Months		Greater than 12 Months		Total
(in thousands)	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
Non-MBS:
U.S. Treasury obligations	$402,742	$(39)	$49,589	$(232)	$452,331	$(271)
GSE and TVA obligations	—	—	26,616	(1,010)	26,616	(1,010)
State or local agency obligations	594	(6)	154,103	(6,687)	154,697	(6,693)
Total non-MBS	$403,336	$(45)	$230,308	$(7,929)	$633,644	$(7,974)
MBS:
U.S. obligations single-family	$118,520	$(162)	$616,484	$(6,133)	$735,004	$(6,295)
GSE single-family	1,066,790	(1,336)	1,264,868	(26,127)	2,331,658	(27,463)
GSE multifamily	163,121	(200)	1,709,961	(4,199)	1,873,082	(4,399)
Private label	1,858	(26)	24,089	(1,191)	25,947	(1,217)
Total MBS	$1,350,289	$(1,724)	$3,615,402	$(37,650)	$4,965,691	$(39,374)
Total	$1,753,625	$(1,769)	$3,845,710	$(45,579)	$5,599,335	$(47,348)

	December 31, 2024
	Less than 12 Months		Greater than 12 Months		Total
(in thousands)	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
Non-MBS:
U.S. Treasury obligations	$874,903	$(1,629)	$71,918	$(2,092)	$946,821	$(3,721)
GSE and TVA obligations	3,812	(38)	25,756	(1,953)	29,568	(1,991)
State or local agency obligations	15,399	(432)	145,948	(12,452)	161,347	(12,884)
Total non-MBS	$894,114	$(2,099)	$243,622	$(16,497)	$1,137,736	$(18,596)
MBS:
U.S. obligations single-family	$146,724	$(161)	$775,551	$(12,187)	$922,275	$(12,348)
GSE single-family	1,283,490	(2,825)	1,326,685	(38,832)	2,610,175	(41,657)
GSE multifamily	889,299	(2,461)	2,380,004	(9,732)	3,269,303	(12,193)
Private label	—	—	32,890	(1,720)	32,890	(1,720)
Total MBS	$2,319,513	$(5,447)	$4,515,130	$(62,471)	$6,834,643	$(67,918)
Total	$3,213,627	$(7,546)	$4,758,752	$(78,968)	$7,972,379	$(86,514)

Notes to Financial Statements (continued)
Redemption Terms. The amortized cost and fair value of AFS securities by contractual maturity as of December 31, 2025 and December 31, 2024 are presented below. Expected maturities of some securities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment fees. MBS are not presented by contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment fees.

(in thousands)	December 31, 2025		December 31, 2024
Year of Maturity	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Non-MBS:
Due in one year or less	$488,836	$489,345	$464,286	$464,603
Due after one year through five years	4,349,934	4,368,488	3,894,415	3,904,699
Due after five years through ten years	984,185	988,832	732,897	735,194
Due after ten years	79,110	74,511	93,245	84,919
Total non-MBS	5,902,065	5,921,176	5,184,843	5,189,415
MBS	12,269,296	12,268,151	13,022,333	12,974,428
Total AFS securities	$18,171,361	$18,189,327	$18,207,176	$18,163,843

Realized Gains (Losses) on AFS Securities. The following table provides a summary of proceeds, gross gains and losses on sales of AFS securities for 2025, 2024, and 2023.

	Year Ended December 31,
(in thousands)	2025	2024	2023
Proceeds from sales of AFS securities	$996,298	$—	$798,200
Gross gains on AFS securities	743	—	489
Gross losses on AFS securities	—	—	—
Net realized gains (losses) from sales of AFS securities	$743	$—	$489

Notes to Financial Statements (continued)
HTM Securities. The following tables presents HTM securities by major security type at December 31, 2025 and December 31, 2024.

	December 31, 2025
(in thousands)	Amortized Cost (1)	Gross Unrealized Holding Gains	Gross Unrealized Holding Losses	Fair Value
MBS:
U.S. obligations single-family	$470,133	$3,951	$(2,219)	$471,865
GSE single-family	405,197	1,257	(45,065)	361,389
GSE multifamily	238,829	—	(798)	238,031
Private label	29,546	21	(1,253)	28,314
Total MBS	1,143,705	5,229	(49,335)	1,099,599
Total HTM securities	$1,143,705	$5,229	$(49,335)	$1,099,599

	December 31, 2024
(in thousands)	Amortized Cost (1)	Gross Unrealized Holding Gains	Gross Unrealized Holding Losses	Fair Value
MBS:
U.S. obligations single-family	$635,986	$1,416	$(9,814)	$627,588
GSE single-family	382,388	771	(61,929)	321,230
GSE multifamily	243,913	—	(8,059)	235,854
Private label	36,521	—	(1,801)	34,720
Total MBS	1,298,808	2,187	(81,603)	1,219,392
Total HTM securities	$1,298,808	$2,187	$(81,603)	$1,219,392
Notes:
(1) Includes adjustments made to the cost basis of investments for accretion and amortization and excludes accrued interest receivable of $3.9 million and $4.5 million at December 31, 2025 and December 31, 2024.

Redemption Terms. The HTM securities consisted entirely of MBS, and as such are not presented by contractual maturity because borrowers may have the right to call or prepay obligations with or without call or prepayment fees.

Debt Securities ACL. For HTM securities, there was no ACL at December 31, 2025 and December 31, 2024. For AFS securities, the Bank recorded an ACL only on its private label MBS at December 31, 2025 and December 31, 2024.

AFS Debt Securities - Rollforward of ACL. The following table presents a rollforward of the ACL on AFS securities for the years ended December 31, 2025 and December 31, 2024.

	Private label MBS
(in thousands)	December 31, 2025	December 31, 2024
Balance, beginning of period	$14,160	$11,988
Increases (decreases) for securities with a previous ACL or OTTI recorded	2,553	2,172
Balance, end of period	$16,713	$14,160

Debt Securities ACL Methodology. To evaluate investment securities for credit losses the Bank employs the following methodologies by major security type.

GSE and Other U.S. Obligations. The Bank invests in GSE and other U.S. obligations, which includes TVA obligations, single-family MBS, and GSE single-family and multifamily MBS. These securities are issued by Federal Agencies or U.S. government corporations and include MBS issued by these same entities that are directly supported by underlying mortgage loans. All of these securities are highly-rated. In the case of U.S. obligations, they carry an explicit government guarantee. In the case of GSE securities, they are purchased under an assumption that the issuers’ obligation to pay principal and interest on

Notes to Financial Statements (continued)
those securities will be honored. As a result, no ACL was recorded on GSE and other U.S. obligations at December 31, 2025 and December 31, 2024.

The Bank only purchases GSE and other U.S. obligations considered investment quality. At December 31, 2025, all of these GSE and other U.S. obligations, based on amortized cost, were rated BBB or above by a NRSRO, based on the lowest long-term credit rating for each security.

State or Local Agency Obligations. The Bank invests in state or local agency obligations, such as municipal securities. These securities are subject to credit risk related to a portfolio of state and local agency obligations (i.e., housing finance agency bonds). The Bank has not experienced any payment defaults on these instruments during the years ended December 31, 2025 and December 31, 2024.

    The Bank only purchases state or local agency obligations considered investment quality. At December 31, 2025, all of these state or local agency obligations, based on amortized cost, were rated BBB or above by a NRSRO, based on the lowest long-term credit rating for each security. These may differ from any internal ratings of the securities by the Bank, if applicable.

The Bank evaluates AFS state or local agency obligations for an ACL based on a credit assessment of the issuer, or guarantor. If the Bank determines that an ACL should be recognized, it is limited to the unrealized loss of the state or local agency obligation, including zero if it is in an unrealized gain position. At December 31, 2025 and December 31, 2024, the Bank expected to receive all cash flows contractually due, and no ACL was recorded on AFS state or local agency obligations.

Private Label MBS. The Bank also holds investments in private label MBS. The Bank has not purchased any private label MBS since 2007. However, many of these securities have experienced significant credit deterioration. As of December 31, 2025, 7.9% of private label MBS (AFS and HTM combined, based on amortized cost) were rated BBB or above by a NRSRO and the remaining securities were either rated less than BBB or unrated. To determine whether an ACL is necessary on these securities, the Bank uses cash flow analyses based on an assessment of available information including the structure of the applicable security and certain assumptions.

In addition, the Bank performed a cash flow analysis using a third-party model to assess whether the entire amortized cost basis of its private label MBS securities will be recovered. The projected cash flows are based on a number of assumptions and expectations, and the results of the model can vary with changes in assumptions and expectations. The projected cash flows, determined based on the model approach, reflect a best estimate scenario and include a base case housing price forecast.

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

The following table details the Bank’s advances portfolio by year of redemption and weighted-average interest rate at December 31, 2025 and December 31, 2024.

(dollars in thousands)	December 31, 2025		December 31, 2024
Year of Redemption	Amount	Weighted Average Interest Rate	Amount	Weighted Average Interest Rate
Due in 1 year or less	$23,332,978	4.04%	$50,974,262	4.65%
Due after 1 year through 2 years	9,454,980	4.05	11,301,368	4.56
Due after 2 years through 3 years	3,640,350	4.07	4,861,364	4.23
Due after 3 years through 4 years	202,445	4.18	2,570,166	4.50
Due after 4 years through 5 years	60,822	4.06	162,463	4.23
Thereafter	152,191	3.42	158,012	3.38
Total par value	$36,843,766	4.05%	$70,027,635	4.59%
Deferred prepayment fees	(67)		(276)
Fair value hedging adjustments	(23,707)		(154,126)
Total book value (1)	$36,819,992		$69,873,233
Note:
(1) Amounts exclude accrued interest receivable of $158.4 million and $372.7 million as of December 31, 2025 and December 31, 2024, respectively.

The Bank offers certain advances to members that provide a member the right, based upon predetermined exercise dates, to prepay the advance prior to maturity without incurring prepayment or termination fees (returnable advances).

The following table summarizes advances by the earlier of year of redemption or next call date as of December 31, 2025 and December 31, 2024.

	Year of Redemption or Next Call Date
(in thousands)	December 31, 2025	December 31, 2024
Due in 1 year or less	$23,927,978	$51,094,262
Due after 1 year through 2 years	8,952,480	11,286,368
Due after 2 years through 3 years	3,547,850	4,848,864
Due after 3 years through 4 years	202,445	2,477,666
Due after 4 years through 5 years	60,822	162,463
Thereafter	152,191	158,012
Total par value	$36,843,766	$70,027,635

Notes to Financial Statements (continued)
Interest Rate Payment Terms. The following table details interest rate payment terms by year of redemption for advances as of December 31, 2025 and December 31, 2024.

(in thousands)	December 31, 2025	December 31, 2024
Fixed-rate – overnight	$2,355,769	$1,503,283
Fixed-rate – term:
Due in 1 year or less	10,971,285	11,217,969
Thereafter	7,905,787	9,708,373
Total fixed-rate	$21,232,841	$22,429,625
Variable-rate:
Due in 1 year or less	10,005,925	38,253,010
Thereafter	5,605,000	9,345,000
Total variable-rate	$15,610,925	$47,598,010
Total par value	$36,843,766	$70,027,635

Credit Risk Exposure and Security Terms. The Bank’s potential credit risk from advances is primarily concentrated in commercial banks. As of December 31, 2025, the Bank had advances of $26.0 billion outstanding to its five largest borrowers, which represented 70.6% of the total principal amount of advances outstanding. Of those five, two had outstanding advances that were in excess of 10% of the Bank’s total portfolio at December 31, 2025.

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

In addition, the Bank lends to its members in accordance with applicable law. Among other things, the FHLBank Act requires the Bank to obtain collateral to fully secure credit products. The estimated value of the collateral required to secure each member’s credit products is calculated by applying collateral weightings, or haircuts, to the value of the collateral. The Bank primarily accepts cash, certain investment securities, residential mortgage loans, and other real estate related assets as collateral. In addition, Community Financial Institutions (CFIs) are eligible to utilize expanded statutory collateral provisions for small business, agriculture, and community development loans. The Bank’s capital stock owned by the borrowing member is pledged as secondary collateral. Collateral arrangements may vary depending upon borrower credit quality, financial condition and performance, borrowing capacity, and overall credit exposure to the borrower. The Bank can require additional or substitute collateral to help ensure that credit products continue to be secured by adequate collateral. Management of the Bank believes that these policies effectively manage the Bank’s credit risk from credit products.

Based upon the financial condition of the member, the Bank either allows a member to retain physical possession of the collateral assigned to the Bank or requires the member to specifically deliver physical possession or control of the collateral to the Bank or its custodians. However, regardless of the member's financial condition, the Bank always takes possession or control of securities used as collateral. The Bank perfects its security interest in all pledged collateral. Applicable law affords any security interest granted to the Bank by a member (or an affiliate of a member) priority over the claims or rights of any other party, except for claims or rights of a third party that would be otherwise entitled to priority under applicable law and that are held by a bona fide purchaser for value or by a secured party holding a prior perfected security interest.

The Bank evaluates the credit quality of advances using a risk-based approach and taking into consideration each borrower’s financial strength. This assessment considers the financial condition, the payment status, and collateral types and concentration levels to be the primary indicators of credit quality on its credit products. The Bank’s assessment of a member’s financial condition may require certain risk mitigation actions, including reduced collateral weights, delivery of pledged collateral, reduced advance tenor, and change in availability of certain credit products. At December 31, 2025 and December

Notes to Financial Statements (continued)
31, 2024, the Bank had rights to collateral on a member-by-member basis with a value in excess of its outstanding extensions of credit.

The Bank continues to evaluate and, as necessary, make changes to its collateral guidelines based on current market conditions. At December 31, 2025 and December 31, 2024, the Bank did not have any credit products that were past due, on nonaccrual status, or considered impaired. In addition, the Bank did not have any modifications related to advances with borrowers experiencing financial difficulties during the year of 2025.

The Bank evaluates its advances for an ACL on a collective, or pooled basis unless an individual assessment is deemed necessary because the instruments do not possess similar risk characteristics. The Bank pools advances by member type, as noted above. Based on the collateral held as security, the Bank’s credit extension and collateral policies and repayment history on advances, including that the Bank has not incurred any credit losses since inception, the Bank has not recorded any ACL at December 31, 2025 or December 31, 2024.

Notes to Financial Statements (continued)
Note 6 – Mortgage Loans Held for Portfolio

Under the MPF Program, the Bank invests in mortgage loans that it purchases from its participating members and housing associates. The Bank’s participating members originate, service, and credit enhance residential mortgage loans that are sold to the Bank. See Note 13 - Transactions with Related Parties in this Item for further information regarding transactions with related parties.

The following table presents balances as of December 31, 2025 and December 31, 2024 for mortgage loans held for portfolio.

(in thousands)	December 31, 2025	December 31, 2024
Fixed-rate long-term single-family mortgages (1)	$5,098,101	$4,674,020
Fixed-rate medium-term single-family mortgages (2)	77,064	95,558
Total par value	5,175,165	4,769,578
Premiums	73,778	66,974
Discounts	(11,766)	(12,239)
Hedging adjustments	(14,400)	(5,432)
Total mortgage loans held for portfolio (3)	5,222,777	4,818,881
Allowance for credit losses on mortgage loans	(2,475)	(2,429)
Mortgage loans held for portfolio, net	$5,220,302	$4,816,452
Notes:
(1) Long-term is defined as an original term of greater than 15 years and up to 30 years.
(2) Medium-term is defined as an original term of 15 years or less.
(3) Amounts exclude accrued interest receivable of $33.6 million at December 31, 2025 and $27.4 million at December 31, 2024.

The following table details the par value of mortgage loans held for portfolio outstanding categorized by type as of December 31, 2025 and December 31, 2024.

(in thousands)	December 31, 2025	December 31, 2024
Conventional loans	$5,090,977	$4,677,261
Government-guaranteed/insured loans	84,188	92,317
Total par value	$5,175,165	$4,769,578

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

Notes to Financial Statements (continued)
Credit Quality Indicator for Conventional Mortgage Loans. The following table presents the payment status for conventional mortgage loans at December 31, 2025 and December 31, 2024.

	December 31, 2025
(in thousands)	Origination Year
Payment Status, at amortized cost (1)	Prior to 2021	2021 to 2025	Total
Past due 30-59 days	$35,717	$29,782	$65,499
Past due 60-89 days	9,369	8,636	18,005
Past due 90 days or more	11,683	8,675	20,358
Total past due loans	56,769	47,093	103,862
Current loans	2,077,766	2,955,321	5,033,087
Total conventional loans	$2,134,535	$3,002,414	$5,136,949

	December 31, 2024
	Origination Year
Payment Status, at amortized cost (1)	Prior to 2020	2020 to 2024	Total
Past due 30-59 days	$21,986	$19,827	$41,813
Past due 60-89 days	5,694	6,238	11,932
Past due 90 days or more	12,151	9,409	21,560
Total past due loans	39,831	35,474	75,305
Current loans	1,443,397	3,205,963	4,649,360
Total conventional loans	$1,483,228	$3,241,437	$4,724,665
Note:
(1) The amortized cost at December 31, 2025 and December 31, 2024 excludes accrued interest receivable.

Other Delinquency Statistics. The following table presents the delinquency statistics for the Bank’s mortgage loans at December 31, 2025 and December 31, 2024.

	December 31, 2025
(dollars in thousands) (1)	Conventional MPF Loans	Government-Guaranteed or Insured Loans	Total
In process of foreclosure, included above (2)	$5,897	$393	$6,290
Serious delinquency rate (3)	0.4%	2.0%	0.4%
Past due 90 days or more still accruing interest	$—	$1,693	$1,693
Loans on nonaccrual status	$24,074	$—	$24,074

	December 31, 2024
(dollars in thousands) (1)	Conventional MPF Loans	Government-Guaranteed or Insured Loans	Total
In process of foreclosure, included above (2)	$5,171	$301	$5,472
Serious delinquency rate (3)	0.5%	3.0%	0.5%
Past due 90 days or more still accruing interest	$—	$2,814	$2,814
Loans on nonaccrual status	$25,173	$—	$25,173
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

Conventional MPF - Rollforward of ACL

(in thousands)	2025	2024	2023
Balance, beginning of period	$2,429	$3,018	$3,240
(Charge-offs) Recoveries, net (1)	(250)	(469)	(166)
Provision (reversal) for credit losses	296	(120)	(56)
Balance, end of period	$2,475	$2,429	$3,018
Note:
(1) Net charge-offs that the Bank does not expect to recover through CE receivable.

Government-Guaranteed or -Insured Mortgage Loans. The Bank invests in government-guaranteed or insured fixed-rate mortgage loans secured by one-to-four family residential properties. Government-guaranteed or insured mortgage loans are those insured or guaranteed by the Federal Housing Administration (FHA), Department of Veterans Affairs (VA), the Rural Housing Service (RHS) of the Department of Agriculture and/or by Housing and Urban Development (HUD). The servicer provides and maintains insurance or a guarantee from the applicable government agency. Any losses on these loans that are not recovered from the issuer or the guarantor are absorbed by the servicer. Therefore, the Bank only has credit risk for these loans if the servicer fails to pay for losses not covered by the guarantee or insurance, but in such instance, the Bank would have recourse against the servicer for such failure. Based on the Bank’s assessment of its servicers and the collateral backing the loans, the risk of loss was immaterial. Consequently, the Bank has not recorded an ACL for government-guaranteed or -insured mortgage loans at December 31, 2025 or December 31, 2024. Furthermore, none of these mortgage loans have been placed on non-accrual status because of the U.S. government guarantee or insurance on these loans and the contractual obligation of the loan servicer to repurchase the loans when certain criteria are met.

Real Estate Owned (REO). The amount of REO reported in Other assets on the Statements of Condition was immaterial at both December 31, 2025 and December 31, 2024.

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

The Bank accounts for fair value hedging using long-haul hedge accounting. Refer to Note 1 - Summary of Significant Accounting Policies in this Item for more details.

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

Notes to Financial Statements (continued)
Financial Statement Effect and Additional Financial Information. Derivative Notional Amounts. The notional amount of derivatives serves as a factor in determining periodic interest payments or cash flows received and paid. However, the notional amount of derivatives reflects the Banks’ involvement in the various classes of financial instruments and represents neither the actual amounts exchanged nor the overall exposure of the Bank to credit and market risk; the overall risk is much smaller. The risks of derivatives can be measured meaningfully on a portfolio basis that takes into account the counterparties, the types of derivatives, the items being hedged and any offsets between the derivatives and the items being hedged. Additionally, notional values are not meaningful measures of the risks associated with derivatives.

The following tables summarize the notional amount and fair value of derivative instruments and total derivatives assets and liabilities. Total derivative assets and liabilities include the effect of netting adjustments and cash collateral. For purposes of this disclosure, the derivative values include the fair value of derivatives and the related accrued interest.

	December 31, 2025
(in thousands)	Notional Amount of Derivatives	Derivative Assets	Derivative Liabilities
Derivatives designated as hedging instruments:
Interest rate swaps	$53,556,210	$53,257	$118,379
Derivatives not designated as hedging instruments:
Interest rate swaps	$5,981,376	$24,689	$7,854
Interest rate caps or floors	2,600,000	1,151	—
Mortgage delivery commitments	33,276	6	598
Total derivatives not designated as hedging instruments:	8,614,652	25,846	8,452
Total derivatives before netting and collateral adjustments	$62,170,862	$79,103	$126,831
Netting adjustments and cash collateral (1)		271,014	(124,837)
Total derivative assets and total derivative liabilities		$350,117	$1,994

	December 31, 2024
(in thousands)	Notional Amount of Derivatives	Derivative Assets	Derivative Liabilities
Derivatives designated as hedging instruments:
Interest rate swaps	$45,422,034	$58,925	$357,182
Derivatives not designated as hedging instruments:
Interest rate swaps	$2,667,496	$4,230	$14,656
Interest rate caps or floors	2,225,000	4,237	—
Mortgage delivery commitments	20,561	7	237
Total derivatives not designated as hedging instruments	4,913,057	8,474	14,893
Total derivatives before netting and collateral adjustments	$50,335,091	$67,399	$372,075
Netting adjustments and cash collateral (1)		286,230	(363,409)
Total derivative assets and total derivative liabilities		$353,629	$8,666
Note:
(1) Amounts represent the application of the netting requirements that allow the Bank to settle positive and negative positions, and also cash collateral and related accrued interest held or placed by the Bank with the same clearing agent and/or counterparties. Cash collateral posted including accrued interest was $411.3 million for December 31, 2025 and $658.4 million for December 31, 2024. Cash collateral received was $15.5 million for December 31, 2025 and $8.8 million for December 31, 2024.

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

(in thousands)	2025
Hedged item type	Advances	AFS securities	Mortgage loans held for portfolio	Consolidated obligations – discount notes	Consolidated obligations – bonds
Total interest income/ (expense)	$2,348,952	$908,192	$197,313	$(423,878)	$(3,078,274)

Gains/(losses) on derivative	$(130,136)	$(265,788)	$—	$1,165	$238,600
Gains/ (losses) on hedged item	130,417	264,987	830	1,346	(238,239)
Net interest settlements	95,658	135,429	—	(1,987)	(216,193)
Effect of derivatives on net interest income	$95,939	$134,628	$830	$524	$(215,832)

(in thousands)	2024
Hedged item type	Advances	AFS securities	Mortgage loans held for portfolio	Consolidated obligations – discount notes	Consolidated obligations – bonds
Total interest income/ (expense)	$4,095,951	$984,269	$168,642	$(601,437)	$(4,664,926)

Gains/(losses) on derivative	$(60,726)	$58,698	$—	$1,811	$283,834
Gains/ (losses) on hedged item	61,022	(59,371)	(206)	(3,178)	(282,637)
Net interest settlements	289,176	207,991	—	(5,227)	(492,232)
Effect of derivatives on net interest income	$289,472	$207,318	$(206)	$(6,594)	$(491,035)

(in thousands)	2023
Hedged item type	Advances	AFS securities	Mortgage loans held for portfolio	Consolidated obligations – discount notes	Consolidated obligations – bonds
Total interest income/ (expense)	$4,218,997	$720,973	$148,432	$(1,118,881)	$(3,953,400)

Gains/(losses) on derivative	$(156,240)	$(189,980)	$—	$6,221	$452,228
Gains/ (losses) on hedged item	156,538	189,472	(480)	(6,685)	(453,359)
Net interest settlements	315,859	189,348	—	(8,941)	(628,906)
Effect of derivatives on net interest income	$316,157	$188,840	$(480)	$(9,405)	$(630,037)

Notes to Financial Statements (continued)
The following table presents the cumulative amount of fair value hedging adjustments and the related carrying amount of the hedged items.

(in thousands)	December 31, 2025
Hedged item type	Advances	AFS securities	Consolidated obligations – discount notes	Consolidated obligations – bonds
Amortized cost of hedged asset/liability (1)	$12,068,299	$9,799,500	$14,814,633	$16,589,988

Basis adjustments for active hedge relationships included in amortized cost	$(23,668)	$(118,369)	$1,459	$(98,044)
Basis adjustments for discontinued hedge relationships included in amortized cost	(39)	506	—	—
Total amount of fair value hedging basis adjustments	$(23,707)	$(117,863)	$1,459	$(98,044)

(in thousands)	December 31, 2024
Hedged item type	Advances	AFS securities	Consolidated obligations – discount notes	Consolidated obligations – bonds
Amortized cost of hedged asset/liability (1)	$13,682,797	$8,656,149	$4,637,983	$17,551,788

Basis adjustments for active hedge relationships included in amortized cost	$(153,830)	$(383,451)	$2,806	$(336,283)
Basis adjustments for discontinued hedge relationships included in amortized cost	(296)	600	—	—
Total amount of fair value hedging basis adjustments	$(154,126)	$(382,851)	$2,806	$(336,283)
Note:
(1) Includes only the portion of amortized cost representing the hedged items in active or discontinued fair value hedging relationships. Amortized cost includes fair value hedging adjustments.

The following table presents net gains (losses) related to derivatives not designated as hedging instruments in noninterest income.

	Year ended December 31,
(in thousands)	2025	2024	2023
Derivatives not designated as hedging instruments:
Economic hedges:
Interest rate swaps	$(11,929)	$6,015	$566
Interest rate caps or floors	(5,053)	(1,866)	(8,048)
Net interest settlements	4,417	11,742	9,884
Mortgage delivery commitments	(10,016)	(5,891)	(641)
Other	1	2	1
Total net gains (losses) related to derivatives not designated as hedging instruments	$(22,580)	$10,002	$1,762
Other - price alignment amount on cleared derivatives (1)	(186)	(1,486)	(1,832)
Net gains (losses) on derivatives	$(22,766)	$8,516	$(70)
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

As of December 31, 2025, the Bank did not exceed initial margin thresholds and was not required to post two-way initial margin. If the Bank’s aggregate uncleared derivative transactions exposure to a counterparty exceeds the threshold, certain investment securities are required to be posted and held at a third-party custodian. The counterparty is entitled to a security interest in those securities which do not change ownership except upon the occurrence of certain events, including an event of default due to bankruptcy, insolvency, or similar proceeding.

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

    Based on credit analyses and collateral requirements, the Bank does not anticipate credit losses related to its derivative agreements. See Note 14 - Estimated Fair Values in this Item for discussion regarding the Bank’s fair value methodology for derivative assets and liabilities, including an evaluation of the potential for the fair value of these instruments to be affected by counterparty credit risk.

    For cleared derivatives, the Clearing House determines initial margin requirements and generally credit ratings are not factored into the determination. However, clearing agents may require additional initial margin to be posted based on credit considerations, including but not limited to, credit rating downgrades. The Bank was not required by its clearing agents to post additional initial margin at December 31, 2025.

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

	December 31, 2025
	Derivative Instruments Meeting Netting Requirements
(in thousands)	Gross Recognized Amount	Gross Amounts of Netting Adjustments and Cash Collateral	Net amounts after netting adjustments and cash collateral	Derivative Instruments Not Meeting Netting Requirements (1)	Total Derivative Assets and Total Derivative Liabilities
Derivative assets
Uncleared	$62,698	$(61,535)	$1,163	$6	$1,169
Cleared	16,399	332,549	348,948	—	348,948
Total derivative assets	$79,097	$271,014	$350,111	$6	$350,117
Derivative liabilities
Uncleared	$125,345	$(123,949)	$1,396	$598	$1,994
Cleared	888	(888)	—	—	—
Total derivative liabilities	$126,233	$(124,837)	$1,396	$598	$1,994

	December 31, 2024
	Derivative Instruments Meeting Netting Requirements
(in thousands)	Gross Recognized Amount	Gross Amounts of Netting Adjustments and Cash Collateral	Net amounts after netting adjustments and cash collateral	Derivative Instruments Not Meeting Netting Requirements (1)	Total Derivative Assets and Total Derivative Liabilities
Derivative assets
Uncleared	$64,028	$(62,931)	$1,097	$7	$1,104
Cleared	3,364	349,161	352,525	—	352,525
Total derivative assets	$67,392	$286,230	$353,622	$7	$353,629
Derivative Liabilities
Uncleared	$370,972	$(362,543)	$8,429	$237	$8,666
Cleared	866	(866)	—	—	—
Total derivative liabilities	$371,838	$(363,409)	$8,429	$237	8,666
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

The following table details interest-bearing and noninterest-bearing deposits as of December 31, 2025 and 2024.

	December 31,
(in thousands)	2025	2024
Interest-bearing:
Demand and overnight	$516,223	$729,781
Other	27,815	10,010
Total interest-bearing deposits	$544,038	$739,791
Noninterest-bearing:
Demand and overnight	$—	$490
Other	46,747	34,602
Total noninterest-bearing deposits	$46,747	$35,092
Total deposits	$590,785	$774,883

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
Although an FHLBank has never paid the principal or interest payments due on a consolidated obligation on behalf of another FHLBank, if one FHLBank is required to make such payments, Finance Agency regulations provide that the paying FHLBank is entitled to reimbursement from the non-complying FHLBank for any payments made on its behalf and other associated costs, including interest, as determined by the Finance Agency. If the Finance Agency determines that the non-complying FHLBank is unable to satisfy its repayment obligations, then the Finance Agency may allocate the outstanding liabilities of the non-complying FHLBank among the remaining FHLBanks on a pro rata basis in proportion to each FHLBank’s participation in all consolidated obligations outstanding. However, the Finance Agency reserves the right to allocate the outstanding liabilities for the consolidated obligations among the FHLBanks in any other manner it may determine to ensure that the FHLBanks operate in a safe and sound manner. The par amounts of the 11 FHLBanks’ outstanding consolidated obligations were $1,151.8 billion at December 31, 2025 and $1,193.0 billion at December 31, 2024.
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

The following table details interest rate payment terms for the Bank’s consolidated obligation bonds at December 31, 2025 and December 31, 2024.

(in thousands)	December 31, 2025	December 31, 2024
Par value of consolidated bonds:
Fixed-rate	$28,211,750	$26,415,025
Step-up	1,075,000	1,341,000
Floating-rate	21,600,500	60,539,400
Total par value	$50,887,250	$88,295,425

Maturity Terms. The following table presents a summary of the Bank’s consolidated obligation bonds outstanding by year of contractual maturity and weighted-average interest rate at December 31, 2025 and December 31, 2024.

(dollars in thousands)	December 31, 2025		December 31, 2024
Year of Contractual Maturity	Amount	Weighted Average Interest Rate	Amount	Weighted Average Interest Rate
Due in 1 year or less	$38,903,990	3.34%	$69,412,265	4.34%
Due after 1 year through 2 years	3,468,100	3.25	8,746,000	2.14
Due after 2 years through 3 years	2,634,525	3.56	2,462,900	3.38
Due after 3 years through 4 years	1,328,135	3.93	2,484,125	3.64
Due after 4 years through 5 years	1,249,500	3.39	1,905,135	4.41
Thereafter	3,303,000	3.58	3,285,000	3.20
Total par value	$50,887,250	3.38%	$88,295,425	4.03%
Bond premiums	19,442		21,576
Bond discounts	(6,909)		(8,766)
Concession fees	(6,488)		(6,848)
Fair value hedging adjustments	(98,044)		(336,283)
Total book value	$50,795,251		$87,965,104

The following table presents the Bank’s consolidated obligation bonds outstanding between noncallable and callable as of December 31, 2025 and December 31, 2024.

(in thousands)	December 31, 2025	December 31, 2024
Noncallable	$26,784,760	$65,083,925
Callable	24,102,490	23,211,500
Total par value	$50,887,250	$88,295,425

Notes to Financial Statements (continued)
The following table presents consolidated obligation bonds outstanding by the earlier of contractual maturity or next call date as of December 31, 2025 and December 31, 2024.

	Year of Contractual Maturity or Next Call Date
	December 31,
(in thousands)	2025	2024
Due in 1 year or less	$45,619,490	$81,109,765
Due after 1 year through 2 years	1,746,100	3,376,500
Due after 2 years through 3 years	1,908,025	1,007,900
Due after 3 years through 4 years	431,135	1,713,125
Due after 4 years through 5 years	519,500	336,135
Thereafter	663,000	752,000
Total par value	$50,887,250	$88,295,425

    Consolidated Obligation Discount Notes. Consolidated obligation discount notes are issued to raise short-term funds. Discount notes are consolidated obligations with original maturities up to one year. These notes are issued at less than their face amount and redeemed at par value when they mature. The following table details the Bank’s consolidated obligation discount notes as of December 31, 2025 and December 31, 2024.

	December 31,
(dollars in thousands)	2025	2024
Book value	$16,697,025	$11,685,159
Par value	$16,813,630	$11,777,387
Weighted average interest rate (1)	3.83%	4.42%
Note:
(1) Represents yield to maturity excluding concession fees and hedging adjustments.

Note 10 – Affordable Housing Program (AHP) and Voluntary Contributions

AHP. In support of the goal of providing funding for affordable housing and economic development, the Bank administers a number of programs, some mandated and some optional set-asides, which make funds available through member financial institutions. In all of these programs, Bank funds flow through member financial institutions into areas of need that are served by our members. AHP, mandated by the FHLBank Act, is the largest and primary public policy program of the FHLBanks. The FHLBank Act requires the Bank to contribute 10% of its current year net income (determined in accordance with applicable law as GAAP net income before interest expense related to mandatorily redeemable capital stock and the assessment for AHP) to AHP and make these funds available for use in the subsequent year. Each year, the Bank’s Board adopts an implementation plan that defines the structure of the program pursuant to the AHP regulations.

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

    If the Bank experienced a net loss during a quarter, but still had net earnings subject to AHP assessment for the year, the Bank’s obligation to the AHP would be calculated based on the Bank’s year-to-date net income. If the Bank had net income in subsequent quarters, it would be required to contribute additional amounts to meet its calculated annual obligation. If the Bank experienced a net loss for a full year, the Bank would have no obligation to the AHP for the year since each FHLBank’s required annual AHP contribution is limited to its annual net income. If the aggregate 10% calculation was less than $100 million for all the FHLBanks, each FHLBank would be required to contribute a prorated sum to ensure that the aggregate contributions by the FHLBanks equal $100 million. The proration would be made on the basis of an FHLBank’s income in relation to the income of all FHLBanks for the previous year. There was no shortfall in assessments below the $100 million minimum amount for the years ended 2025, 2024 or 2023. If the Bank finds that its required contributions are contributing to the financial instability of the Bank, it may apply to the Finance Agency for a temporary suspension of its contributions under the FHLBank Act. The Bank did not make any such application in 2025, 2024 or 2023.

Notes to Financial Statements (continued)

In addition, the Bank made a supplemental voluntary contribution to AHP of $5.0 million and $5.1 million in 2025 and 2024, respectively, to restore the amount available for AHP, absent the Bank’s voluntary contributions. The Bank did not make such a supplemental voluntary contribution to AHP in 2023. The supplemental voluntary contribution to AHP is recognized in Other Expense - Voluntary contributions in the Statements of Income. Statutory AHP assessments and supplemental voluntary contributions to AHP are recorded in the AHP liability on the Statements of Condition. Statutory AHP assessments and supplemental voluntary AHP contributions accrued in the current year are generally awarded in the subsequent year and may be disbursed over several years. Program requirements for disbursements, including minimum draw requirements and progress requirements, contribute to the timing of the disbursement of the commitments. The Bank’s policy is that the committed funds need to be disbursed and the project completed within four years. However, extensions may be provided and projects extending longer than four years are monitored through completion. The Bank has outstanding AHP commitments of $127.0 million, $83.9 million and $49.1 million as of December 31, 2025, 2024 and 2023, respectively.

The following table presents a rollforward of the AHP payable for 2025, 2024, and 2023.

(in thousands)	2025	2024	2023
Balance, beginning of the year	$160,654	$116,338	$75,828
Statutory AHP Assessments	46,561	65,544	64,880
Supplemental voluntary AHP contributions	4,977	5,058	—
Payments and subsidy usage, net (1)	(28,214)	(26,286)	(24,370)
Balance, end of the year	$183,978	$160,654	$116,338
Note:
(1) Includes an immaterial amount of recaptured voluntary contributions through the Bank’s community products.

Voluntary Contributions. Voluntary housing and community products primarily consist of voluntary grants and contributions. Voluntary grants and contributions are recognized as an expense in the period in which the grant or contribution is considered an unconditional promise to give. Voluntary contributions to support other housing and community products (non-AHP) are recorded within Other Liabilities on the Statements of Condition. The following table presents the Bank’s voluntary contributions to housing and community products for the year ended 2025, 2024, and 2023.

(in thousands)	2025	2024	2023
Affordable Housing	$42,537	$43,438	$11,500
Community Investment	1,000	700	248
Disaster Relief and Climate Resiliency	75	—	—
Total voluntary contributions excluding AHP related contributions	43,612	44,138	11,748
Supplemental voluntary AHP contributions	4,977	5,058	—
Total voluntary contributions	$48,589	$49,196	$11,748

The following table presents a rollforward of the Bank’s voluntary contribution liability for 2025, 2024, and 2023, excluding AHP related contributions.

(in thousands)	2025	2024	2023
Balance, beginning of the year	$41,837	$16,853	$10,112
Total voluntary contributions excluding AHP related contributions	43,612	44,138	11,748
Payments and disbursement, net (1)	(22,796)	(19,154)	(5,007)
Balance, end of the year	$62,653	$41,837	$16,853
Note:
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

At December 31, 2025, the Bank was in compliance with all regulatory capital requirements.

    The Bank has two subclasses of capital stock: B1 membership stock and B2 activity stock. The Bank had $338.9 million in B1 membership stock and $1,953.3 million in B2 activity stock at December 31, 2025. The Bank had $333.0 million in B1 membership stock and $3,228.7 million in B2 activity stock at December 31, 2024.

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

Finance Agency rules limit the ability of the Bank to create member excess stock under certain circumstances. For example, a Bank may not pay dividends in the form of capital stock or issue new excess stock to members if its excess stock exceeds one percent of its total assets or if the issuance of excess stock would cause the Bank’s excess stock to exceed one percent of its total assets. As of December 31, 2025, the Bank’s excess capital stock did not exceed one percent of its total assets.

The following table demonstrates the Bank’s compliance with the regulatory capital requirements at December 31, 2025 and December 31, 2024.

	December 31, 2025		December 31, 2024
(dollars in thousands)	Required	Actual	Required	Actual
Regulatory capital requirements:
RBC	$857,373	$4,550,222	$950,558	$5,671,613
Total capital-to-asset ratio	4.0%	6.2%	4.0%	5.3%
Total regulatory capital	$2,932,689	$4,550,222	$4,277,070	$5,671,613
Leverage ratio	5.0%	9.3%	5.0%	8.0%
Leverage capital	$3,665,861	$6,825,333	$5,346,337	$8,507,419

The Finance Agency has established four capital classifications for the FHLBanks: adequately capitalized, undercapitalized, significantly undercapitalized, and critically undercapitalized. Based on the financial information as of December 31, 2025, the Finance Agency determined the Bank was adequately capitalized under the capital rule.

Notes to Financial Statements (continued)
Mandatorily Redeemable Capital Stock. The Bank is a cooperative whose member financial institutions and former members own all of the Bank’s issued and outstanding capital stock. Shares cannot be purchased or sold except between the Bank and its members at the shares’ par value of $100 in accordance with the Bank’s Capital Plan.

At December 31, 2025 and December 31, 2024, the Bank had $12.3 million and $7.0 million, respectively, in capital stock subject to mandatory redemption with payment subject to a five-year waiting period and the Bank meeting its minimum regulatory capital requirements. The estimated dividends on mandatorily redeemable capital stock recorded as interest expense were $0.7 million, $2.4 million, and $2.3 million during 2025, 2024 and 2023.

The following table provides the related dollar amounts for activities recorded in mandatorily redeemable capital stock during 2025, 2024, and 2023.

	December 31,
(in thousands)	2025	2024	2023
Balance, beginning of the period	$7,025	$27,874	$27,763
Capital stock subject to mandatory redemption reclassified from capital	6,470	5,820	13,681
Redemption/repurchase of mandatorily redeemable capital stock	(1,151)	(26,669)	(13,570)
Balance, end of the period	$12,344	$7,025	$27,874

As of December 31, 2025, the total mandatorily redeemable capital stock reflected the balance for seven institutions. Five institutions were merged out of district and are considered to be non-members. Two other institutions have notified the Bank of their intention to voluntarily redeem their capital stock and withdraw from membership. These institutions will continue to be members of the Bank until the withdrawal period is completed.

The following table shows the amount of mandatorily redeemable capital stock by contractual year of redemption at December 31, 2025 and December 31, 2024.

	December 31,
(in thousands)	2025	2024
Due in 1 year or less	$377	$43
Due after 1 year through 2 years	3,543	450
Due after 2 years through 3 years	946	4,198
Due after 3 years through 4 years	—	1,098
Due after 4 years through 5 years	6,381	—
Past contractual redemption date due to activity outstanding	1,097	1,236
Total	$12,344	$7,025

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

Dividends and Retained Earnings. In accordance with the JCEA, entered into by the Bank, as amended, the Bank allocates on a quarterly basis 20% of its net income to a separate restricted retained earnings (RRE) account until the account balance equals at least 1% of the Bank’s average balance of outstanding consolidated obligations for the current quarter. These RRE are not available to pay dividends and are presented separately from other retained earnings on the Statements of Condition. Additionally, the JCEA provides that amounts in restricted retained earnings in excess of 150% of the Bank’s RRE minimum (i.e., one percent of the average balance of outstanding consolidated obligations calculated as of the last day of each calendar quarter) may be released from RRE. At December 31, 2025, retained earnings were $2,245.7 million, including $1,462.3 million of unrestricted retained earnings and $783.4 million of RRE. At December 31, 2025, the balance in RRE met the threshold for the required contribution.

Notes to Financial Statements (continued)

Dividends paid by the Bank are subject to Board approval and may be paid in either capital stock or cash; historically, the Bank has paid cash dividends only. The dividend paid to the stockholder is calculated on the average capital stock owned by the stockholder for the previous quarter.

Dividends paid in 2025, 2024 and 2023 are presented in the table below.

	Dividend - Annual Yield
	2025		2024		2023
	Membership	Activity	Membership	Activity	Membership	Activity
February	5.10%	9.00%	5.35%	8.50%	4.00%	7.95%
April	4.60%	9.00%	5.60%	8.75%	5.00%	7.95%
July	4.85%	9.50%	5.60%	9.00%	5.25%	7.95%
October	4.85%	9.50%	5.60%	9.00%	5.35%	8.25%

In February 2026, the Bank paid a quarterly dividend equal to an annual yield of 4.85% on membership stock and 9.50% on activity stock.

The following table summarizes the ending balances for each component of AOCI at December 31, 2025, December 31, 2024, and December 31, 2023, respectively.

AOCI (in thousands)	December 31, 2025	December 31, 2024	December 31, 2023
Net unrealized gains (losses) on AFS securities	34,679	(29,173)	(72,862)
Pension and post-retirement	(956)	(1,347)	374
Total	$33,723	$(30,520)	$(72,488)

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
The most recent Form 5500 available for the Defined Benefit Plan is for the fiscal year ended June 30, 2024. The Bank’s contributions to the Defined Benefit Plan during 2025 and 2024 were less than 5% of the total plan contributions during each of the plan years ended June 30, 2024 and 2023.

(dollars in thousands)	2025		2024		2023
Net pension cost charged to compensation and benefit expense for the year ended December 31	$601		$612		$1,375
Defined Benefit Plan funded status as of July 1	113.8%	(1)	112.2%	(2)	114.0%
Bank’s funded status as of July 1	134.3%		137.4%		145.8%
Notes:
(1) The Defined Benefit Plan’s funded status as of July 1, 2025 is preliminary and may increase because the plan’s participants are permitted to make contributions for the plan year ended June 30, 2025 through March 15, 2026. The final funded status will not be available until the Form 5500 is filed (this Form 5500 is due April 2026).
(2) The funded status disclosed is preliminary as the Form 5500 had not been filed when disclosed.

Included in the net pension costs above are discretionary contributions of $0.8 million in 2023. The Bank did not make any discretionary contributions in 2025 and 2024. As the Defined Benefit Plan’s year-end is June 30, the Bank’s discretionary contributions, which occur during the Bank’s calendar year, may be allocated to multiple Defined Benefit Plan years.

Qualified Defined Contribution Plan. The Bank also maintains a defined contribution plan for its employees. The Bank’s contributions consist of a matching contribution equal to a percentage of voluntary employee contributions, subject to certain limitations. For those employees that meet certain eligibility requirements and were hired on or after January 1, 2019, the Bank will make an additional contribution to the plan equal to a percentage of the eligible employee’s plan salary. The Bank recognized $2.5 million, $2.4 million and $2.2 million in expense related to plan contributions during 2025, 2024 and 2023, respectively.

    Nonqualified Supplemental Deferred Compensation Plans. In addition, the Bank maintains nonqualified deferred compensation plans, available to select employees and directors, which are, in substance, unfunded supplemental defined contribution retirement plans. The plans’ liabilities consist of the accumulated compensation deferrals and accrued earnings (losses) on the deferrals. For select employees, the deferred compensation plan is intended to ensure, among other things, that participants receive the full amount of benefits to which they would have been entitled under the qualified defined contribution plan in the absence of limits on benefits levels imposed by the Internal Revenue Service. In addition, for select employees hired on or after January 1, 2019, pursuant to the terms of the individual agreements with the employees, the Bank makes an additional, annual, elective contribution to the deferred compensation plan that is a percentage of their base salary and current incentive. The Bank’s obligations from these plans were $14.4 million and $22.1 million at December 31, 2025 and December

Notes to Financial Statements (continued)
31, 2024, respectively, and the Bank recognized operating expenses of $1.7 million, $3.5 million, and $1.8 million for 2025, 2024 and 2023, respectively. Although the nonqualified compensation plans are unfunded, the Bank owns mutual funds held in a Rabbi trust to help secure the Bank’s obligation to participants and to partially offset the earnings (losses) of certain deferred compensation agreements. The fair value of the mutual funds was $8.9 million and $16.8 million at December 31, 2025 and December 31, 2024, respectively.

Post-retirement Health Benefit Plan. The Bank sponsors an unfunded retiree benefits program that includes health care and life insurance benefits for eligible retirees. Employees who retired prior to January 1, 1992 receive health care benefits at the Bank’s expense after age 65. Employees retiring after January 1, 1992 participate in a health reimbursement account. At the discretion of the Bank, the amount can be modified. A limited life insurance benefit is provided at the Bank’s expense for retirees who retired prior to January 1, 2009. Employees who retired after January 1, 1992 but prior to January 1, 2009 were required to meet specific eligibility requirements of age 65 or age 65 with a minimum of 10 years of service at the time of retirement to be eligible for retiree health and life insurance benefits. The Accumulated Post-retirement Benefit Obligation was $2.0 million and $2.1 million at December 31, 2025 and December 31, 2024, respectively.
Supplemental Executive Retirement Plan (SERP). The Bank also maintains an unfunded SERP, a nonqualified defined benefit retirement plan, for executives hired prior to January 1, 2019. The SERP is intended to ensure, among other things, that participants receive the full amount of benefits to which they would have been entitled under the qualified defined benefit pension plan in the absence of limits on benefits levels imposed by the Internal Revenue Service. The accumulated benefit obligation for the SERP was $9.5 million and $10.0 million at December 31, 2025 and December 31, 2024, respectively. As noted above, all nonqualified plans maintained by the Bank are unfunded; however, the Bank is the beneficiary of certain mutual funds held in a Rabbi trust which assets help secure the Bank’s obligation to participants. The fair value of the mutual funds was $2.5 million and $2.4 million at December 31, 2025 and December 31, 2024, respectively.
The Post-retirement Health Benefit Plan and SERP are not material to the Bank. However, the following table sets forth their benefit obligations recorded in Other liabilities on the Statements of Condition and amounts recognized in AOCI. In addition, the Bank recognized $3.5 million, $2.0 million, and $1.0 million in expense related to these two plans during 2025, 2024 and 2023, respectively, of which the service cost component was recognized in Compensation and benefits expense and all other costs were recognized in Other operating expense on the Statements of Income.

	SERP		Post-retirement Health Benefit Plan		Total
(in thousands)	2025	2024	2025	2024	2025	2024
Benefit obligations	$12,537	$12,979	$1,980	$2,079	$14,517	$15,058
Unrealized actuarial gains (losses) in AOCI	$(2,000)	$(2,213)	$1,044	$867	$(956)	$(1,346)

Notes to Financial Statements (continued)
Note 13 – Transactions with Related Parties

The Bank is a cooperative whose member institutions own the capital stock of the Bank and may receive dividends on their investments. In addition, certain former members that still have outstanding transactions are also required to maintain their investment in Bank capital stock until the transactions mature or are paid off. All loans, including BOB loans and letters of credit, are issued to members and all mortgage loans held for portfolio are purchased from members. The Bank also maintains demand deposit accounts for members primarily to facilitate settlement activities that are directly related to advances and mortgage loan purchases. These transactions with members are entered into in the normal course of business and represent member activity. In the ordinary course of business, the Bank may utilize products and services, provided at normal market rates and terms, from its members to support its operations. In instances where the member also has an officer or a director who is a Director of the Bank, those transactions are subject to the same eligibility and credit criteria, as well as the same terms and conditions, as all other transactions. Related parties are defined as those parties meeting any one of the following criteria: (1) other FHLBanks; (2) members with capital stock outstanding in excess of 10% of total capital stock outstanding; or (3) members and nonmember borrowers that have an officer or director who is also on the Board.

The following table includes significant outstanding related party member activity balances.

	December 31,
(in thousands)	2025	2024
Advances (1)	$21,823,502	$44,190,541
Letters of credit (2)	926,050	19,572,063
MPF loans	262,600	285,175
Deposits	10,973	38,181
Capital stock	965,784	2,015,411
Notes:
(1) Amount excludes accrued interest, deferred prepayment fees, and hedging adjustments
((2) Letters of credit are off-balance sheet commitments.

The following table summarizes the effects on the Statements of Income corresponding to the related party member balances above. Amounts related to interest expense on deposits were immaterial for the periods presented.

	Year ended December 31,
(in thousands)	2025	2024	2023
Interest income on advances (1)	$1,329,629	$2,640,981	$2,479,267
Interest income on MPF loans	11,770	11,333	10,744
Letters of credit fees	13,375	24,062	23,953
Note:
(1) Interest income on advances includes contractual interest income and prepayment fees. The effect of derivative activities is not included.

The following table summarizes the effect of the MPF activities with FHLBank of Chicago.

	Year ended December 31,
(in thousands)	2025	2024	2023
Servicing fee expense	$4,118	$3,937	$3,813

	December 31,
(in thousands)	2025	2024
Interest-bearing deposits maintained with FHLBank of Chicago	$5,639	$5,263

Occasionally, we loan or borrow short-term funds to/from other FHLBanks in order to manage FHLBank System-wide liquidity. These loans and borrowings are transacted at current market rates when traded. There were no loans to or borrowings from other FHLBanks that remained outstanding at December 31, 2025 or 2024.

Notes to Financial Statements (continued)
The amount borrowed from and repaid to other FHLBanks was $50.0 million in 2025, $10.0 million in 2024 and $3.0 million in 2023.

    Subject to mutually agreed upon terms, on occasion, an FHLBank may transfer at fair value its primary debt obligations to another FHLBank. During 2025 and 2024 there was an immaterial amount of transfers of debt between the Bank and another FHLBank and no such transfer of debt during 2023.

From time to time, a member of one FHLBank may be acquired by a member of another FHLBank. When such an acquisition occurs, the two FHLBanks may agree to transfer at fair value the loans of the acquired member to the FHLBank of the surviving member. The FHLBanks may also agree to the purchase and sale of any related hedging instrument. The Bank had no such activity during 2025, 2024 and 2023.

Note 14 – Estimated Fair Values

    Fair value amounts have been determined by the Bank using available market information and appropriate valuation methods. GAAP defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date (i.e., an exit price). These estimates are based on recent market data and other pertinent information available to the Bank at December 31, 2025 and December 31, 2024. Although the management of the Bank believes that the valuation methods are appropriate and provide a reasonable determination of the fair value of these financial instruments, there are inherent limitations in any valuation technique. Therefore, these fair values are not necessarily equal to the amounts that would be realized in current market transactions, although they do reflect the Bank’s judgment of how a market participant would estimate the fair values.

The carrying value and estimated fair value of the Banks’ financial instruments at December 31, 2025 and December 31, 2024 are presented in the table below.
Fair Value Summary Table

	December 31, 2025
(in thousands)	Carrying Value	Level 1	Level 2	Level 3	Netting Adjustment and Cash Collateral (1)	Estimated Fair Value
Assets:
Cash and due from banks	$32,585	$32,585	$—	$—	$—	$32,585
Interest-bearing deposits	2,408,873	2,408,873	—	—	—	2,408,873
Securities purchased under agreements to resell (2)	2,680,000	—	2,680,006	—	—	2,680,006
Federal funds sold	5,977,000	—	5,976,975	—	—	5,976,975
Trading securities	119,676	—	119,676	—	—	119,676
AFS securities	18,189,327	—	18,087,199	102,128	—	18,189,327
HTM securities	1,143,705	—	1,071,285	28,314	—	1,099,599
Advances	36,819,992	—	36,861,975	—	—	36,861,975
Mortgage loans held for portfolio, net	5,220,302	—	4,856,826	—	—	4,856,826
Accrued interest receivable	261,589	—	261,590	—	—	261,590
Derivative assets	350,117	—	79,103	—	271,014	350,117
Liabilities:
Deposits	$590,785	$—	$590,785	$—	$—	$590,785
Discount notes	16,697,025	—	16,698,670	—	—	16,698,670
Bonds	50,795,251	—	50,432,389	—	—	50,432,389
Mandatorily redeemable capital stock (3)	12,344	12,638	—	—	—	12,638
Accrued interest payable (3)	305,053	—	304,759	—	—	304,759
Derivative liabilities	1,994	—	126,831	—	(124,837)	1,994

Notes to Financial Statements (continued)

	December 31, 2024
(in thousands)	Carrying Value	Level 1	Level 2	Level 3	Netting Adjustment and Cash Collateral (1)	Estimated Fair Value
Assets:
Cash and due from banks	$17,340	$17,340	$—	$—	$—	$17,340
Interest-bearing deposits	2,726,628	2,726,628	—	—	—	2,726,628
Securities purchased under agreements to resell (2)	6,280,000	—	6,279,993	—	—	6,279,993
Federal funds sold	2,664,000	—	2,663,996	—	—	2,663,996
Trading securities	149,153	—	149,153	—	—	149,153
AFS securities	18,163,843	—	18,050,348	113,495	—	18,163,843
HTM securities	1,298,808	—	1,184,672	34,720	—	1,219,392
Advances	69,873,233	—	69,888,161	—	—	69,888,161
Mortgage loans held for portfolio, net	4,816,452	—	4,233,555	—	—	4,233,555
Accrued interest receivable	469,154	—	469,154	—	—	469,154
Derivative assets	353,629	—	67,399	—	286,230	353,629
Liabilities:
Deposits	$774,883	$—	$774,883	$—	$—	$774,883
Discount notes	11,685,159	—	11,683,853	—	—	11,683,853
Bonds	87,965,104	—	87,349,924	—	—	87,349,924
Mandatorily redeemable capital stock (3)	7,025	7,568	—	—	—	7,568
Accrued interest payable (3)	540,958	—	540,415	—	—	540,415
Derivative liabilities	8,666	—	372,075	—	(363,409)	8,666
Notes:
(1) Amounts represent the application of the netting requirements that allow the Bank to settle positive and negative positions and also cash collateral and related accrued interest held or placed by the Bank with the same clearing agent and/or counterparties.
(2) Based on the fair value of the related collateral held, the securities purchased under agreements to resell were fully collateralized for the periods presented. There were no offsetting liabilities related to these securities at December 31, 2025 and December 31, 2024. These instruments’ maturity term is overnight.
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

    During the year, the Bank conducts reviews of its pricing vendors to enhance its understanding of the vendors' pricing processes, methodologies and control procedures. To the extent available, the Bank also reviews the vendors’ independent auditors’ reports regarding the internal controls over their valuation processes.

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

    As of December 31, 2025, for substantially all of its MBS, the Bank received a price from all of its vendors and the default price was the final price. Based on the Bank’s reviews of the pricing methods including inputs and controls employed by the third-party pricing vendors and the relative lack of dispersion among the vendor prices (or, in those instances in which there were outliers or significant yield variances, the Bank’s additional analyses), the Bank believes the final prices are representative of the prices that would have been received if the assets had been sold at the measurement date (i.e., exit prices) and further that the fair value measurements are classified appropriately in the fair value hierarchy. There continues to be unobservable inputs and a lack of significant market activity for private label MBS; therefore, the Bank classified private label MBS as Level 3.

Derivative Assets/Liabilities. The Bank bases the fair values of derivatives with similar terms on market prices, when available. However, market prices do not exist for many types of derivative instruments. Consequently, fair values for these instruments are estimated using standard valuation techniques such as discounted cash flow analysis. Estimates developed using these methods are highly subjective and require judgment regarding significant matters such as the amount and timing of future cash flows, volatility of interest rates and the selection of discount rates that appropriately reflect market and credit risks. In

Notes to Financial Statements (continued)
addition, the fair value estimates for these instruments include accrued interest receivable/payable which approximate their carrying values due to their short-term nature.

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

Credit risk related to uncleared derivatives may be further mitigated by the exchange of initial margin with the Bank’s derivative counterparties. However, as of December 31, 2025, the Bank did not exceed initial margin thresholds with any of its counterparties and was not required to post initial margin. If the Bank’s aggregate uncleared derivative transactions exposure to a counterparty exceeds the applicable threshold, certain investment securities are required to be posted and held at a third-party custodian.

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

Notes to Financial Statements (continued)
Fair Value Measurements. The following tables present, for each hierarchy level, the Bank’s assets and liabilities that are measured at fair value on a recurring or non-recurring basis on its Statements of Condition at December 31, 2025 and December 31, 2024. The Bank measures certain mortgage loans held for portfolio at fair value when a charge-off is recognized and subsequently when the fair value of collateral less costs to sell is lower than the carrying amount. REO is measured using fair value when the assets’ fair value less costs to sell is lower than the carrying amount.

	December 31, 2025
(in thousands)	Level 1	Level 2	Level 3	Netting Adjustment and Cash Collateral (1)	Total
Recurring fair value measurements - Assets:
Trading securities:
Non MBS:
GSE obligations	$—	$119,676	$—	$—	$119,676
Total trading securities	$—	$119,676	$—	$—	$119,676
AFS securities:
Non-MBS:
U.S. Treasury obligations	$—	$4,912,280	$—	$—	$4,912,280
GSE and TVA obligations	—	834,063	—	—	834,063
State or local agency obligations	—	174,833	—	—	174,833
MBS:
U.S. obligations single-family	—	1,303,882	—	—	1,303,882
GSE single-family	—	4,547,773	—	—	4,547,773
GSE multifamily	—	6,314,368	—	—	6,314,368
Private label	—	—	102,128	—	102,128
Total AFS securities	$—	$18,087,199	$102,128	$—	$18,189,327
Derivative assets:
Interest rate related	$—	$79,097	$—	$271,014	$350,111
Mortgage delivery commitments	—	6	—	—	6
Total derivative assets	—	79,103	—	271,014	350,117
Total recurring assets at fair value	$—	$18,285,978	$102,128	$271,014	$18,659,120
Recurring fair value measurements - Liabilities
Derivative liabilities:
Interest rate related	$—	$126,233	$—	$(124,837)	$1,396
Mortgage delivery commitments	—	598	—	—	598
Total recurring liabilities at fair value	$—	$126,831	$—	$(124,837)	$1,994
Non-recurring fair value measurements - Assets
Impaired mortgage loans held for portfolio	$—	$—	$10,751	$—	$10,751
REO	—	—	328	—	328
Total non-recurring assets at fair value	$—	$—	$11,079	$—	$11,079

Notes to Financial Statements (continued)

	December 31, 2024
(in thousands)	Level 1	Level 2	Level 3	Netting Adjustment and Cash Collateral (1)	Total
Recurring fair value measurements - Assets:
Trading securities:
Non MBS:
GSE and TVA obligations	$—	$149,153	$—	$—	$149,153
Total trading securities	$—	$149,153	$—	$—	$149,153
AFS securities:
Non MBS:
U.S. Treasury obligations	$—	$4,112,955	$—	$—	$4,112,955
GSE and TVA obligations	—	907,124	—	—	907,124
State or local agency obligations	—	169,336	—	—	169,336
MBS:
U.S. obligations single-family	—	1,712,384	—	—	1,712,384
GSE single-family	—	4,597,885	—	—	4,597,885
GSE multifamily	—	6,550,664	—	—	6,550,664
Private label	—	—	113,495	—	113,495
Total AFS securities	$—	$18,050,348	$113,495	$—	$18,163,843
Derivative assets:
Interest rate related	$—	$67,392	$—	$286,230	$353,622
Mortgage delivery commitments	—	7	—	—	7
Total derivative assets	—	67,399	—	286,230	353,629
Total recurring assets at fair value	$—	$18,266,900	$113,495	$286,230	$18,666,625
Recurring fair value measurements - Liabilities
Derivative liabilities:
Interest rate related	$—	$371,838	$—	$(363,409)	$8,429
Mortgage delivery commitments	—	237	—	—	237
Total recurring liabilities at fair value	$—	$372,075	$—	$(363,409)	$8,666
Non-recurring fair value measurements - Assets
Impaired mortgage loans held for portfolio	$—	$—	$8,090	$—	$8,090
REO	—	—	312	—	312
Total non-recurring assets at fair value	$—	$—	$8,402	$—	$8,402
Note:
(1)Amounts represent the application of the netting requirements that allow the Bank to settle positive and negative positions and also cash collateral and related accrued interest held or placed by the Bank with the same clearing agent and/or counterparties.

Notes to Financial Statements (continued)
Level 3 Disclosures for all Assets and Liabilities That Are Measured at Fair Value on a Recurring Basis. The following table presents a reconciliation of all assets and liabilities that are measured at fair value on the Statements of Condition using significant unobservable inputs (Level 3) for the years ended December 31, 2025, 2024 or 2023. For instruments carried at fair value, the Bank reviews the fair value hierarchy classifications each quarter. Changes in the observability of the valuation attributes may result in a reclassification of certain financial assets or liabilities. Such reclassifications are reported as transfers in/out at fair value in the quarter in which the changes occur. There were no Level 3 transfers during 2025, 2024 or 2023.

(in thousands)	AFS Private Label MBS Year Ended December 31, 2025	AFS Private Label MBS Year Ended December 31, 2024	AFS Private Label MBS Year Ended December 31, 2023
Balance, beginning of period	$113,495	$125,808	$142,271
Total gains (losses) (realized/unrealized) included in:
(Provision) reversal for credit losses	(2,553)	(2,172)	(3,456)
Accretion of credit losses in interest income	4,057	5,526	6,732
Net unrealized gains (losses) on AFS in OCI	(106)	(649)	(6,417)
Settlements:
Settlements	(12,765)	(15,018)	(13,322)
Balance, end of period	$102,128	$113,495	$125,808
Total amount of gains for the periods presented included in earnings attributable to the change in unrealized gains or (losses) relating to assets and liabilities still held at December 31	$1,504	$3,227	$3,276
Change in unrealized gains (losses) for the period included in other comprehensive income (loss) for assets held at December 31	$(106)	$(649)	$(6,417)

Notes to Financial Statements (continued)
Note 15 – Commitments and Contingencies

    The following table presents the Bank’s various off-balance sheet commitments which are described in detail below. The Bank deemed it unnecessary to record any liabilities for credit losses on these commitments at December 31, 2025 and December 31, 2024, based on the Bank’s credit extension and collateral policies.

(in thousands)	December 31, 2025			December 31, 2024
Notional amount	Expiration Date Within One Year	Expiration Date After One Year	Total	Total
Standby letters of credit outstanding (1) (2)	$27,511,140	$—	$27,511,140	$29,560,531
Commitments to purchase mortgage loans	33,276	—	33,276	20,561
Unsettled consolidated obligation discount notes, at par	—	—	—	45,000
Unsettled consolidated obligation bonds, at par	1,059,000	—	1,059,000	642,000
Notes:
(1) Excludes approved requests to issue future standby letters of credit of $0.9 million at December 31, 2025 and $177.0 million at December 31, 2024.
(2) Letters of credit in the amount of $7.3 billion at December 31, 2025 and $7.5 billion at December 31, 2024, have renewal language that permits the letter of credit to be renewed for an additional period with a maximum renewal period of approximately five years.

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

    Unearned fees related to standby letters of credit are recorded in other liabilities and had a balance of $5.0 million at December 31, 2025 and $5.8 million at December 31, 2024.

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

The Bank does not have any legally binding or unconditional unused lines of credit for advances at December 31, 2025 or December 31, 2024. However, within the Bank’s Rollover (weekly/monthly) advance product, there were conditional lines of credit outstanding of $10.9 billion at December 31, 2025 and $11.6 billion at December 31, 2024.

Commitments to Purchase Mortgage Loans. The Bank may enter into commitments that unconditionally obligate the Bank to purchase mortgage loans under the MPF Program. These delivery commitments are generally for periods not to exceed 60 days. Such commitments are recorded as derivatives.

Pledged Collateral. The Bank may pledge cash and securities, as collateral, related to derivatives. Refer to Note 7 - Derivatives and Hedging Activities in this Item for additional information about the Bank’s pledged collateral and other credit-risk-related contingent features.

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

Notes 1, 5, 7, 9, 10, 11 and 13 also discuss other commitments and contingencies.

Item 9: Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None

Item 9A: Controls and Procedures

Disclosure Controls and Procedures

Under the supervision and with the participation of the Bank’s management, including the chief executive officer and chief financial officer (principal financial officer), the Bank conducted an evaluation of its disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the 1934 Act. Based on this evaluation, the Bank’s chief executive officer and chief financial officer (principal financial officer) concluded that the Bank’s disclosure controls and procedures were effective as of December 31, 2025.
Management’s Report on Internal Control Over Financial Reporting

See Item 8. Financial Statements and Supplementary Data — Management’s Annual Report on Internal Control over Financial Reporting in this Form 10-K.

Changes in Internal Control Over Financial Reporting

There have been no changes in internal control over financial reporting that occurred during the fourth quarter of 2025 that have materially affected, or are reasonably likely to materially affect, the Bank’s internal control over financial reporting.

Item 9B: Other Information

None

Item 9C: Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

Not applicable

PART III

Item 10: Directors, Executive Officers and Corporate Governance

As required by applicable law, the Bank’s Board is comprised of a combination of industry directors elected by the Bank’s member institutions (Member Directors) on a state-by-state basis and independent directors elected by a plurality of the Bank’s members (Independent Directors). No member of the Bank’s management may serve as a director of an FHLBank. The Bank’s Board currently includes eight Member Directors and six Independent Directors. All the Bank’s directors are required to be elected by the Bank’s members.

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

Because of the laws and regulations governing FHLBank Member Director nominations and elections, an FHLBank does not know what factors its member institution considers in selecting Member Director nominees or electing Member Directors. However, if an FHLBank’s Board has performed a self-assessment, then, in publishing the nomination or election announcement, that FHLBank can include a statement indicating to the FHLBank’s members participating in the election what skills or experience the Board believes would enhance the FHLBank’s Board as well as consideration of qualified diverse Board candidates.

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

Finance Agency regulations permit a Bank Director, officer, attorney, employee, or agent and the Bank’s Board and Advisory Council to support the candidacy of any person nominated by the Board for election to an Independent Directorship. Under the Finance Agency regulation governing Independent Directors, members are permitted to recommend candidates to be considered by the Bank’s Board to be included on the nominee slate and the Bank maintains a standing notice soliciting nominations for Independent Director positions on its public website.

In 2025 the Bank’s Board determined that there was a need for hedging/derivatives, public finance, affordable housing finance, insurance industry experience, and secondary mortgage market experience on the Board as well as qualified diverse Board candidates and included this information in its election materials. Prior to finalizing the Independent Director nominee slate, the Board (or representatives thereof) is required to consult with the Bank’s Affordable Housing Advisory Council, and the slate must be sent to the Finance Agency for its review.

In 2025, the Board selected incumbent director Mr. Thomas H. Murphy as the independent director nominee based on a determination that Mr. Murphy possessed the strongest skill sets that would add to the Board’s effectiveness, including organizational management and risk management, particularly as it relates to information technology and cybersecurity risks. Mr. Murphy met all regulatory requirements. Mr. Murphy was re-elected to the Bank’s Board in 2025 for a 4-year term beginning January 1, 2026.

In 2024, the Board selected incumbent directors Mr. Romulo L. Diaz, Jr. and Dr. Howard B. Slaughter, Jr. as independent director nominees. Mr. Diaz and Dr. Slaughter were re-elected to the Bank’s Board in 2024 (each for a 4-year term beginning January 1, 2025). In addition, Messrs. Diaz and Slaughter both met the qualifications to serve as public interest directors and were designated as public interest directors.

In 2023, the Board selected incumbent directors, Ms. Angel Helm and Ms. Louise Herrle as independent director nominees. Ms. Angel Helm and Ms. Louise Herrle were re-elected to the Bank’s Board in 2023 (each for a 4-year term beginning January 1, 2024).

2025 Member and Independent Director Elections

For the election of both Member Directors and Independent Directors, each eligible institution is entitled to cast one vote for each share of stock that it was required to hold as of the record date (December 31 of the preceding year); however, the number of votes that each institution may cast for each directorship cannot exceed the average number of shares of stock that were required to be held by all member institutions located in that state on the record date. The only matter submitted to a vote of shareholders in 2025 was the election of vacant Member and Independent Directors, which occurred in the fourth quarter of 2025 as described below. The Bank conducted these elections to fill the open Member and Independent Directorships for 2025 designated by the Finance Agency.

In 2025, the nomination and election of Member Directors and Independent Directors was conducted electronically. No meeting of the members was held in regard to the election. The Board does not solicit proxies, nor are eligible institutions permitted to solicit or use proxies to cast their votes in an election for Member or Independent Directors. The election was conducted in accordance with 12 C.F.R. Part 1261. There were two Member Director seats, both in Pennsylvania, and one Independent Director seat up for election in 2025. Member Director Mr. Joseph W. Major, an incumbent, won re-election, and Member Director Mr. Charles B. “Charlie” Crawford, Jr., was newly-elected. Mr. Thomas H. Murphy, an incumbent, was re-elected for the Independent Director seat. Information about the results of the 2025 Member and Independent Director elections, including the votes cast, was reported in the Form 8-K filed on November 21, 2025, as amended on December 17, 2025 and further amended on January 15, 2026.

Information Regarding Current FHLBank Directors

The following table sets forth certain information (ages as of February 28, 2026) regarding each of the directors currently serving on the Bank’s Board. No director of the Bank is related to any other director or executive officer of the Bank by blood, marriage, or adoption.

Name	Age	Director Since	Term Expires	Board Committees
Brendan J. McGill (Member) [1]	57	2017	2028	(g)(h)
Louise M. Herrle (Independent) [2]	68	2018	2027	(g)(h)
Nathaniel S. Bonnell (Member)	44	2024	2026	(a)(b)(h)
Glenn R. Brooks (Independent) [3]	62	2015	2026	(d)(e)(g)(h)
Charles B. “Charlie” Crawford, Jr. (Member)	62	2026	2029	(a)(b)(h)
Romulo L. Diaz, Jr., Esq. (Independent) [4]	79	2021	2028	(d)(f)(h)
James V. Dionise (Member)	64	2021	2028	(a)(b)(g)(h)
Angel L. Helm (Independent) [5]	63	2019	2027	(a)(b)(g)(h)
Blanche L. Jackson (Member)	60	2023	2026	(a)(d)(h)
Sheryl S. Jordan (Member)	54	2024	2027	(c)(f)(h)
Joseph W. Major (Member)	70	2022	2029	(c)(f)(g)(h)
Thomas H. Murphy (Independent) [6]	63	2016	2029	(c)(e)(g)(h)
Dr. Howard B. Slaughter, Jr. (Independent) [7]	68	2020	2028	(c)(e)(g)(h)
Jeane M. Vidoni (Member)	65	2019	2026	(d)(f)(g)(h)
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
(h) Member of Enterprise Risk Management (ERM) Committee. This is a committee of the whole Board.

1 Board Chair. Serves on the Executive and ERM Committees and as a non-voting ex-officio member of each other standing Board committee.
2 Board Vice Chair. Serves on the Executive and ERM Committees and as a non-voting ex-officio member of each other standing Board committee. Pursuant to Finance Agency Regulation, Ms. Herrle was originally elected by the Board, effective September 10, 2018, to fill a seat vacated for a term ending December 31, 2019.
3 Pursuant to Finance Agency regulation, Mr. Brooks was originally elected by the Board, effective January 1, 2015, to fill a seat vacated by an Independent Director for a term ending December 31, 2018. He was again elected in 2018 to fill a seat vacated by an Independent Director for a term ending December 31, 2022.
4 Pursuant to Finance Agency regulation, Mr. Diaz was originally elected by the Board effective November 10, 2020, to fill a seat vacated by an Independent Director for a term ending December 31, 2020.
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

Brendan J. McGill joined the Board in January 2017. Mr. McGill is President and Chief Executive Officer of Harleysville Bank. Mr. McGill has served as a Director and President of Harleysville Financial Corporation since September 2014 and as Chief Operating Officer since June 2010. Previously, Mr. McGill served as Executive Vice President and Chief Financial Officer from May 2009 until September 2014. Mr. McGill joined the Harleysville Bank in September 1999, and from February 2000 until May 2009, he served as Senior Vice President, Treasurer, and Chief Financial Officer.

Louise M. Herrle joined the Board in September 2018. Ms. Herrle is a senior corporate finance executive with extensive experience in developing and leading innovative global debt finance programs and in capital market risk management. Effective April 1, 2023, Ms. Herrle joined the boards of the following three Mizuho entities: 1) Mizuho Americas LLC; 2) Mizuho Securities USA LLC; and 3) Mizuho Bank (USA). Ms. Herrle was the Managing Director of Capital Markets for Incapital, LLC

and retired from that position in 2019. In addition, she has provided financial advisory services to Fortune 100 companies and was the leading architect of a financing platform for social impact investments. Ms. Herrle has received multiple awards for excellence in corporate financing and was a featured speaker for industry events and conferences throughout her career. She is the former Executive Board Chair of Strong Women, Strong Girls, Inc. (the organization now known, as of October 2024, as Girls Inc. of Greater Pittsburgh), continues to serve on its Finance Committee, and is a member of its Emeritus Board. Other board positions include serving on the Advisory Board of Power Forward Inc. and as a Cabinet Member of the Capital Campaign for Light of Life Rescue Mission. Ms. Herrle received her BSBA degree from Robert Morris University, and in 2020 became NACD (National Association of Corporate Directors) Directorship Certified.

Nathaniel S. Bonnell joined the Board in August 2024. Mr. Bonnell is the Chairman, President and CEO of Citizens Bank of West Virginia, a $700 million community bank that operates six full-service banking locations in West Virginia. Mr. Bonnell is also President, CEO and a Board Member of Citizens Financial Corp., headquartered in Elkins, West Virginia. In Mr. Bonnell’s 25+ year career at Citizens, he has served in various capacities including as the Chief Financial Officer, as well as Executive Vice President overseeing operations. With a background in accounting and finance, Mr. Bonnell is a Certified Public Accountant (CPA), having received the WVSCPA Merit Award for earning the highest score on the CPA exam in the state of West Virginia. He also maintains designations as a Certified Information Systems Auditor (CISA) and Chartered Global Management Accountant (CGMA). He is currently the Vice Chairman of the West Virginia Bankers Association and a member of the Government Relations Council of the American Bankers Association. He also serves as a member of the Board of Davis & Elkins College, the Randolph County Development Authority, and he previously served as President of the Board of the Randolph-Tucker Children’s Advocacy Center. In addition, Mr. Bonnell is a member of the Mountain State Chapter of the Young Presidents Organization, the American Institute of CPAs, and the West Virginia Society of CPAs. He earned an MBA from West Virginia University and a BS in Accounting and Management from Davis & Elkins College.

Glenn R. Brooks joined the Board in January 2015 and was re-elected to the Board in 2022 for a term beginning January 2023. He is President of Leon N. Weiner & Associates, Inc., a Wilmington, Delaware based homebuilding, development and property management firm. The Weiner organization and its affiliated companies have developed and constructed more than 4,500 homes and 9,000 apartments as well as several hotels, office and retail properties. He is responsible for the strategic direction of the firm along with personal and professional development of the officers and employees of the company. He is a member of the firm’s Board of Directors. He has been employed by the firm since 1986. Mr. Brooks served on the Bank’s Affordable Housing Advisory Council between 2004 and 2012. He served as Vice Chairman of the Council in 2006 and 2007 and as Chairman from 2008 to 2010. Mr. Brooks served as the Chairman of the Building Committee of Grove United Methodist Church in West Chester, Pennsylvania from 2009 through 2010. He also served as the President of the Board of Trustees for five years and served on the church’s Finance and Steering Team from 2015 through 2018. Mr. Brooks sits on the Multifamily Board of Trustees and served as Chairman of the Housing Credit Group Committee of the National Association of Homebuilders in 2015 and 2016. In 2021 he was appointed and currently serves on the board of managers of a privately held de novo hospitality company, Retreat Hotels and Resorts, LLC. Mr. Brooks was appointed to the Board of Managers of another affordable housing development company, Renewal Housing Associates, LLC. in 2023. He holds a Bachelor of Business Degree from the College of William & Mary in Virginia. Mr. Brooks is a NACD Board Leadership Fellow and earned a Certificate in Corporate Governance from Drexel University. Mr. Brooks was appointed to the Board of the National Association of Corporate Directors (Philadelphia Chapter) on January 1, 2026, for a 3-year term.

Charles B. “Charlie” Crawford, Jr. joined the Board in January 2026. Mr. Crawford is Chairman & CEO of Hyperion Bank (Hyperion), a community bank. A champion of community banking for more than 30 years, Mr. Crawford previously founded three successful Atlanta-based banks. He is Chair-elect of the Chief Executives Organization (CEO), having served previously as International Finance Chair and Senior Vice President. He completed his term as Board Chair of the Pennsylvania Association of Community Bankers (PACB) in Sept. 2025, after previously serving on its Diversity Task Force, and was named PACB’s 2022 Banker of the Year. He also serves on the board of the Community Bankers Association of Georgia. Mr. Crawford joined Hyperion in 2017, leading its recapitalization in 2018 and expansion to Atlanta in 2019. In 2020, Hyperion launched Hyperion Mortgage, now licensed in Georgia, Alabama, Florida, New Jersey, Pennsylvania, South Carolina and Tennessee. Previously, Mr. Crawford founded and led Private Bank of Buckhead, which was later merged into a regional bank in 2017. A three-time Georgia Titan 100 honoree, he was named to the Titan 100 Hall of Fame in 2024. Mr. Crawford holds undergraduate degrees from the University of Pennsylvania and The Wharton School and an MBA from Georgia State University. He is a graduate of the LSU School of Banking and Leadership Atlanta and taught “Scaling a New Venture” at Georgia State for five academic years, earning the 2023 Harvey Brightman Part-Time Instructor Teaching Award. He also serves on the Advisory Board of Temple University’s Fischer-Shain Center for Financial Services. Mr. Crawford serves as a director of McKenney’s and Profitmaster Displays (Chairman) and on the boards of Hyperion and Hyperion Mortgage. He has received awards for entrepreneurship and nonprofit service, including board leadership roles with the J. Mack Robinson College of Business, The Carter Presidential Center, the Georgia Tennis Foundation, the Atlanta History Center, the Buckhead Coalition (Treasurer), and the Atlanta Track Club (Chair).

Romulo L. Diaz, Jr, Esq. joined the Board in January 2021. Mr. Diaz is the Principal of Turtle on Post LLC, a nonprofit and board advisory services company. He has wide-ranging experience in the public and private sectors, including executive leadership, public policy, regulated industries, strategic planning, talent management, risk management, and corporate governance. Mr. Diaz currently serves as an advisor to PBJ Marketing and an independent director of the PBJ Marketing Foundation. He also serves on the boards of the Latino Corporate Directors Association, National Association of Corporate Directors (Philadelphia Chapter), Pan American Association of Philadelphia, Pennsylvania Energy Development Authority, Philadelphia Bar Association, and Philadelphia Museum of Art. Mr. Diaz is the former General Counsel of PECO Energy, a division of the Exelon Corporation (NASDAQ: EXC) and Pennsylvania’s largest combined electric and natural gas utility; City Solicitor of Philadelphia; and Assistant Administrator of the U.S. Environmental Protection Agency. He began his career at the U.S. Department of Energy, where he served in various roles, including Counselor and Deputy Chief of Staff to the Secretary of Energy. He earned his BA in Plan II Liberal Arts Honors from the University of Texas at Austin and his JD from the University of Texas School of Law.

James V. Dionise joined the Board in January 2021. Mr. Dionise is a Director of NexTier Bank, N.A. Prior to its merger with NexTier Bank in 2024, Mr. Dionise served as President, Chief Executive Officer, and Director of Mars Bancorp, Inc. and its wholly-owned banking subsidiary Mars Bank. Mr. Dionise began his tenure with Mars Bank in 2007 as Executive Vice President and Chief Operating Officer. In 2008, Mr. Dionise was named President and Chief Executive Officer and elected to its Board of Directors. Prior to joining Mars Bank, Mr. Dionise held financial executive management-level positions with First National Bank of Pennsylvania, Great American Federal, MBNA, and PNC Bank. Mr. Dionise began his professional career in 1983 advancing to audit manager with the accounting firm Ernst & Young. Mr. Dionise served on the boards of the Pennsylvania Bankers Association and Pennsylvania Bankers Public Affairs Committee. Mr. Dionise also served as Chairman of the Pennsylvania Bankers Association. Mr. Dionise served on the boards of community organizations including Family Guidance, Inc., Pittsburgh CLO, and the Rotary Club of Rich-Mar. Mr. Dionise earned a BS in Accounting from The Pennsylvania State University. Mr. Dionise is a Certified Public Accountant.

Angel L. Helm joined the Board in April 2019. Ms. Helm is a former Managing Director of Wells Fargo Securities, from where she retired in 2012 after 30 years of service to the organization. In May 2021 through December 2021, Ms. Helm was engaged by Answers Pet Food Company as a consultant for the purpose of reviewing, revising and implementing new business operation strategies. In January 2020, Ms. Helm served as Interim Chief Executive Officer of Safe Berks, an agency that provides a safe haven and ongoing support system for victims of domestic violence and sexual assault. She also formerly served as Interim Chief Executive Officer of Olivet Boys and Girls Club of Reading and Berks County. Ms. Helm was a Trustee of Caron Treatment Centers, a leading addiction treatment facility, where she served as Vice Chair of the board, a member of the Executive, Compensation, and Audit Committees, and for five years prior to stepping down in September 2025, Finance Chair. In July 2020, Ms. Helm joined the Board of Directors of Tower Health System, headquartered in Reading, Pennsylvania, where she was a member of the Finance and Audit Committees. Her term ended December 31, 2023. She also served on the Board of Directors of Alvernia University in Pennsylvania for six years where she co-chaired the University’s $9 million capital campaign and served as Enrollment Committee Chair, Finance Chair, and a member of the Audit Committee. Ms. Helm earned her MBA from St. Joseph’s University and received her BA in Business/Managerial Economics from Gettysburg College.

Blanche L. Jackson joined the Board in January 2023. She is the Chief Executive Officer of Stepping Stones Community Federal Credit Union (Stepping Stones) in Wilmington, Delaware, a low-income designated, minority depository institution and CDFI. Ms. Jackson has served as CEO of Stepping Stones since 2018. She volunteered for over 10 years with the nonprofit organization and board of directors to help charter and launch the credit union, which was chartered in 2011. Its critical mission is to provide an inclusive and affordable option for everyone to have access to a federally insured financial institution. Ms. Jackson is responsible for ensuring the adequacy and soundness of the credit union’s financial structure. Ms. Jackson’s career began at the Delaware State Police Federal Credit Union, where she worked for over 20 years. As the Executive Vice President, she was responsible for day-to-day operations and for overseeing the accounting and finance department, including asset and liability management and its associated risks. She was also responsible for overseeing the lending department, which included an in-house mortgage department, and for implementing the Freddie Mac seller/servicer program. She currently serves on the board of directors of Inclusiv and serves as its Vice President. Inclusiv is a certified CDFI intermediary that provides capital, builds capacity, and advocates for member community development credit unions. In addition to her experience with Stepping Stones, Ms. Jackson has held a variety of leadership positions at other credit unions: COO, Tidemark Federal Credit Union, 2016 – 2018 and EVP, Delaware State Police Federal Credit Union, 1998 – 2016. Ms. Jackson holds a BS in Finance and holds the following certifications: Certified Chief Executive (CCE) – Credit Union Executive Society certified in May 2017, Nationally Certified Compliance Officer (NCCO) – National Association of Federal Credit Unions certified in April 1999. Ms. Jackson received her BS in Finance from Wilmington University.

Sheryl S. Jordan joined the Board in January 2024. She is the Executive Vice President and Managing Director, Financial Institutions Group, PNC Bank, N.A. Ms. Jordan has 30 years of experience in the banking industry and has been with PNC since 2000 and currently leads the Financial Institutions Banks vertical, with previous roles in the Strategic Partners Group as

Sales Manager and Senior Vice President. Earlier roles include Treasury Sales Officer and Vice President at Bank of America and Management Associate at KeyCorp. Ms. Jordan is an active member in PNC’s employee business resource groups, including Women Connect and the Pittsburgh African American group, as well as PNC’s mentoring programs. Ms. Jordan is also a champion of childhood education and development, and supports PNC’s Grow Up Great program, Coralus, a global non-profit supporting women entrepreneurs, the Greater Pittsburgh Community Food Bank, and Allegheny Intermediate Unit. She holds a BA in Economics and Business Administration from the University of Pittsburgh and an MBA from Georgia State University.

Joseph W. Major joined the Board in January 2022. Mr. Major is the Founder, Chairman of the Board and Chief Executive Officer of The Victory Bank. Mr. Major formerly served as the President and Chief Executive Officer of Patriot Bank Corp and Patriot Bank, and as President of Vartan National Bank. Mr. Major served as a director of The First National Bank of Liverpool and a director of ETA, a bank data processing service bureau located in central Pennsylvania. Mr. Major served on the boards of the Pennsylvania Bankers Association and the Pennsylvania Bankers Service Corporation from 2010-2019. He also served as Chairman of the Pennsylvania Bankers Association, and as a Director of the Pennsylvania Bankers Advanced School of Banking. Mr. Major is a standing faculty member for the Pennsylvania Banker’s Advanced School of Banking. Mr. Major earned a BS in Business and a JD from the University of Akron.

Thomas H. Murphy joined the Board in November 2016. In 2025, he was named the Chief Transformation Officer, leading the University of Pennsylvania’s reimagining the operational service model supporting Penn's education and research missions. Prior to this, Mr. Murphy served as the Chief Information Officer (CIO) at the University of Pennsylvania, a position he held since 2013, where he was responsible for the central IT organization, information systems and computing. From 2004 through 2012, Mr. Murphy was the Senior Vice President and Global CIO for AmerisourceBergen, a provider of pharmaceutical and healthcare services. He joined AmerisourceBergen from Royal Caribbean Cruise Lines where he also held the title of Global CIO. Mr. Murphy is the Chairperson of the Chief Information Security Officer coalition, co-founder and Board Member of the Technology Business Management Council, and is on the National Leadership Board of the Professional Development Academy.

Dr. Howard B. Slaughter, Jr. joined the Board in January 2020. Dr. Slaughter is President and Chief Executive Officer of Habitat for Humanity of Greater Pittsburgh (Habitat Pittsburgh). Prior to joining Habitat Pittsburgh, he was President and Chief Executive Officer of Christian Management Enterprises, LLC. Dr. Slaughter serves on the boards of the Pennsylvania Economic Development Financing Authority, the Howard Hanna Free Care Fund Foundation, and McAuley Ministries Foundation. He is also a member of the Operational Committee of the Pennsylvania Community Development Bank. He previously served on the board of the Pittsburgh Foundation, as well as on the Consumer Advisory Board of the Consumer Financial Protection Bureau and the Bank’s Affordable Housing Advisory Council. Dr. Slaughter is a veteran of the U.S. Navy. He also served in the 479th Field Artillery Brigade in the U.S. Army Reserves. He earned his doctorate degree in information systems and communications from Robert Morris University, a master’s degree in public management from Carnegie Mellon University’s H. John Heinz III School of Public Management, an MBA degree from Point Park University, a BA from Carlow University and an AS degree in Financial Services from the Community College of Allegheny County.

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

Currently, the Audit Committee is composed of Mr. Dionise (Chair), Ms. Jackson (Vice Chair), Messrs. Bonnell and Crawford, and Ms. Helm. The Audit Committee regularly holds separate sessions with the Bank’s management, internal auditors, and independent RPAF.

The Board has determined that Mses. Helm and Jackson and Messrs. Dionise, Bonnell and Crawford are “audit committee financial experts” within the meaning of the SEC rules.

Executive Officers

The following table sets forth certain information (ages as of February 28, 2026) regarding the executive officers of the Bank.

Executive Officer	Age	Capacity In Which Serves
David G. Paulson	61	President and Chief Executive Officer
Jonathan W. Bentrim	50	Chief Risk Officer
Mark S. Evanco	62	Chief Banking Officer
William List	48	Chief Business Officer
Pritha Madhavan	52	Chief Information Officer
John A. Ott	49	General Counsel, Corporate Secretary and Ethics Officer
Edward V. Weller	63	Chief Financial Officer

David G. Paulson is President and Chief Executive Officer of the Bank. In this capacity, he also serves on the Board of Directors for both the Council of Federal Home Loan Banks and the Office of Finance. Mr. Paulson joined the Bank in 2010 as Director, Mortgage Finance and Balance Sheet Management to help the cooperative navigate the uncertainty and new regulations resulting from the 2008 financial crisis. He was promoted to Managing Director of Capital Markets in 2012, was named Chief Financial Officer in 2013, and assumed the role of Chief Operating Officer in 2020. In his current role, Mr. Paulson leverages more than 30 years of banking, treasury and capital markets experience. Prior to joining the Bank, Mr. Paulson was Senior Vice President at National City Corporation where he directed the treasury function, focusing on balance sheet risk management, mortgage servicing rights hedging and investment management portfolio. Before that, he was an Investment Portfolio Manager at Integra Financial and Equibank. Mr. Paulson has a BS in Finance and an MBA, both from Duquesne University. He is a board member for the National Aviary and Junior Achievement of Western Pennsylvania.

Jonathan W. Bentrim is Chief Risk Officer (CRO) of the Bank and leads the Corporate Risk Management teams. In his role as CRO, Mr. Bentrim oversees market, credit, model and enterprise Risk as well as the Bank’s regulatory relationship. Mr. Bentrim joined the Bank in 2012 as the Chief Internal Auditor, assumed the Senior Director Enterprise Risk Management role in 2021 and was promoted to CRO in February 2025. Previously, Mr. Bentrim worked at senior-level audit positions at Capmark Bank, Orleans Homebuilders, GMAC Commercial Mortgage, and also held an audit role at Ernst & Young. Mr. Bentrim is a Certified Public Accountant and a Certified Internal Auditor, has over 25 years of progressive leadership in financial services, and has received a BS in Accounting from Franklin & Marshall College, an MBA from Villanova University, and executive education for risk management from the Wharton School at the University of Pennsylvania. Mr. Bentrim also maintains the following designations: CISA and CCSA.

Mark S. Evanco is Chief Banking Officer of the Bank, a position he has held since December 2024. He oversees the core activities of Member Business Development, Capital Markets, and Community Investments. He provides leadership to key member facing activities, including business development, new membership, product development, Marketing/Communications, Mortgage Partnership Finance, and Community Investments. Prior to joining the Bank in 2014, Mr. Evanco held various key leadership positions in the Treasury and Capital Markets areas of PNC Bank, N.A. and PNC Capital Markets, LLC. Mr. Evanco holds a BS degree in Business Administration, with concentrations in Finance and Management Information Systems, from the University of Buffalo.

William List is Chief Business Officer of the Bank. He joined the Bank in 2006 and has held various management and leadership roles throughout his tenure. He leads the Capital Markets, Mortgage Partnership Finance, and Membership teams, which are responsible for driving the financial management and strategy of the balance sheet, member outreach and engagement and business development. Mr. List has more than 25 years of financial management and banking experience. Prior to joining the Bank, he held portfolio analyst and trading positions at Federated Investors and Mellon Financial Corporation. Mr. List holds a BS from Pennsylvania State University and an MBA, with a concentration in Finance, from Duquesne University. He is also active in his community and currently serves on the boards of North Hills Community Outreach and Wildwood Golf Club.

Pritha Madhavan is Chief Information Officer of the Bank. She joined the Bank in 2014 as Director, Planning and Architecture and was promoted to Senior Director, Business Solutions in 2019, to Deputy Chief Information Officer in 2023, and to her current role of Chief Information Officer in 2026. Ms. Madhavan is responsible for all aspects of information technology, including cyber-security. She leads the Information Technology business applications, solutions and data management teams, and also directs Bank-wide work around efficiency, productivity and technology investment planning. Ms. Madhavan has more than 25 years of financial services IT leadership experience and came to the Bank from Bank of America where she was a Vice President. Ms. Madhavan holds a BA from Carleton University, holds multiple technology-focused certifications, and is a Lean Six Sigma Green Belt. She is an active volunteer in her community, is a professionally trained classical singer, and enjoys cooking and traveling.

John A. Ott is General Counsel, Corporate Secretary and Ethics Officer of the Bank. He joined the Bank in January 2005 as a staff attorney and most recently served as Senior Director, Deputy General Counsel and Ethics Officer until his promotion to his current role in September 2025. Mr. Ott has executive responsibilities for the Bank’s legal, Board governance, and ethics functions. He provides advice and counsel on legal, ethics, compliance, legislative, regulatory, and other issues affecting the Bank, manages Bank attorneys, serves as the legal advisor to the Bank’s Board, and provides support to the Governance and Public Policy Committee of the Bank’s Board. Mr. Ott is a member of the Pennsylvania Bankers Legal Affairs Committee and a graduate of Leadership Pittsburgh. Mr. Ott holds a JD from the University of Pittsburgh School of Law, and a BSBA with a concentration in Finance and Investment Management from Duquesne University.

Edward V. Weller is Chief Financial Officer (CFO) of the Bank. He leads the Finance and Centralized Operational Resources teams. In his role as CFO, Mr. Weller oversees the Bank’s internal, regulatory and Board financial reporting along with related accounting and analysis functions, strategic planning and presentations to ratings agencies and other constituents. Mr. Weller, who joined the Bank in 2011 as Controller and was promoted to Chief Accounting Officer in 2013 and CFO in 2023, has more than 25 years of senior-level finance and accounting leadership experience, including prior roles at PNC and PwC. Mr. Weller holds an MBA from the University of Pittsburgh and a BA from Grove City College. He is both a Certified Public Accountant and Certified Management Accountant. Mr. Weller has held leadership roles in several non-profit organizations in his community.

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

The Bank’s Securities Trading Policy is filed as Exhibit 19.1 to the 2024 Form 10-K filed with the SEC on March 5, 2025. The foregoing description of the policy is not intended to describe all aspects of the policy and is qualified in its entirety by reference to the terms of the policy.

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

The NEOs for the year ended December 31, 2025 are:
•David G. Paulson, President and CEO;
•John P. Cassidy, Chief Technology and Operations Officer;
•Mark S. Evanco, Chief Banking Officer;
•Edward V. Weller, Chief Financial Officer; and
•John, A. Ott, General Counsel, Corporate Secretary and Ethics Officer.

2025 Compensation Philosophy

The Bank’s compensation program is designed to:

•Attract, motivate, and retain staff critical to the Bank’s long-term success and thereby
•Enable the Bank to meet its public policy mission while balancing the evolving needs of customers and shareholders.

The Bank’s 2025 executive compensation for the CEO and other NEOs was determined using benchmark data from three peer groups: 1) other FHLBanks as the principal peer group (“FHLBanks peer group”); 2) publicly traded commercial financial institutions with $10 billion to $20 billion in assets as the primary commercial peer group if FHLBank data was unavailable; and 3) commercial financial services companies with assets between $20 billion and $65 billion if data in the first two peer groups was not available.

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

For 2025, the Bank executive officer incentive compensation plan (in which the CEO and other NEOs participated) continued to be aligned with market practices and provided for deferral of 50% of the incentive award, with payment of such deferred amount contingent on the Bank meeting ongoing performance criteria over the long-term performance period.

As part of an overall review of the Bank’s compensation programs, the Bank evaluated the various aspects of these programs, taking into consideration associated risk as it pertains to the expectations and goals of each element of compensation. The Bank does not offer commission or similar bonus compensation programs. The Bank does, however, offer incentive compensation plans with performance goals that are consistent with the risk appetite of the Bank. Additionally, to encourage consideration of the Bank’s long term performance, the Bank’s incentive compensation plans for its CEO and other NEOs require deferred payment of a portion of earned incentive compensation and condition the payment of these deferred amounts based on continuing to meet certain performance requirements. Details regarding the 2025 incentive compensation goals are discussed below.

As discussed above, for 2025 the Bank engaged McLagan to perform a base salary and incentive compensation benchmarking review based on three peer groups for the CEO and other NEOs which, along with consideration of the CEO’s and other NEOs’ performance, is used to establish their annual base salaries. The following is a list of peers used in the benchmarking, which list contains the three peer groups discussed above.

Peer Group 1: Federal Home Loan Banks	Live Oak Bancshares, Inc.	City National Bank of Florida
Federal Home Loan Banks (1)	Merchants Bank of Indiana	Columbia Banking System, Inc.
Peer Group 2: Banks $10B-$20B	NBT Bancorp Inc.	Commerce Bancshares, Inc.
Apple Financial Holdings	Northwest Bancshares, Inc.	Cullen/Frost Bankers, Inc.
BancFirst Corporation	OceanFirst Financial Corp.	Customers Bancorp, Inc.
Banner Bank	OFG Bancorp	Eastern Bankshares, Inc.
Bell State Bank & Trust	Pacific Premier Bancorp, Inc.	EverBank, N.A.
Berkshire Bank	Renasant Corporation	F.N.B. Corporation
Berkshire Hills Bancorp, Inc.	Rockland Trust Company	First Hawaiian Bank
Brookline Bancorp, Inc.	Sandy Spring Bancorp, Inc.	First Interstate BancSystem, Inc.
Central Bancompany, Inc	Seacoast Banking Corporation of Florida	FNB Omaha
Columbia Bank MHC	ServisFirst Bancshares, Inc.	Fulton Financial
Community Bank System Inc.	Stellar Bancorp, Inc.	Glacier Bancorp, Inc.
Community Financial System, Inc.	TowneBank	Hancock Bank
CVB Financial Corp.	Trustmark National Bank	MidFirst Bank
Dime Community Bancshares, Inc.	Veritex Holdings, Inc.	Old National Bank
Eagle Bancorp, Incorporated	Washington Trust Bank	Pinnacle Financial Partners, Inc.
Enterprise Financial Services Corp	Peer Group 3: Banks $20B-$65B	Provident Financial Services
First BanCorp.	American AgCredit	Simmons First National Corporation
First Busey Corporation	Ameris Bancorp	SouthState Corporation
First Commonwealth Financial Corporation	Associated Banc-Corp	Synovus
First Financial Bancorp	Atlantic Union Bankshares Corporation	Texas Capital Bank
First Foundation Inc.	Axos Financial, Inc.	TriState Capital
First Merchants Corporation	Banc of California, Inc.	UMB Financial Corporation
First United Bank – OK	Bank of Hawaii Corporation	Umpqua Holding Corporation
Hilltop Holdings Inc.	Bank OZK	United Bank - VA
Hope Bancorp, Inc.	BankUnited, Inc.	United Community Banks, Inc.
IDB Bank	BOK Financial Corporation	Valley National Bank
Independent Bank Corp.	Cadence Bank	Wintrust Financial Corp.
International Bancshares Corporation	Cathay General Bancorp	WSFS Financial Corporation
Note:
(1) The “Federal Home Loan Banks” is the FHLBanks peer group that includes all other Federal Home Loan Banks.

Human Resources and OMWI Committee’s Role and Responsibilities

The Human Resources and OMWI Committee (formerly known as Human Resources Committee) of the Board is responsible for establishing and overseeing the CEO’s compensation and overseeing other NEOs’ compensation. This includes setting the objectives of and reviewing performance under the Bank’s compensation, benefits, and perquisites programs for the CEO and other NEOs.

Additionally, the Human Resources and OMWI Committee has adopted the practice of periodically retaining compensation and benefit consultants and other advisors, as well as reviewing analysis from the Bank’s Human Resources Department (HR Department), to assist in performing its duties regarding the CEO’s and other Executives’ compensation.

Role of the Federal Housing Finance Agency

The Finance Agency has been granted certain authority over executive compensation. Specifically under the Housing Act: (1) the Director of the Finance Agency is authorized to prohibit executive compensation that is not reasonable and comparable with compensation in similar businesses; (2) if an FHLBank is undercapitalized, the Director of the Finance Agency may restrict executive compensation; and (3) if an FHLBank is determined to be in a troubled condition, the Finance Agency may reduce or prohibit certain golden parachute payments in the event that an FHLBank is subject to a triggering event (for example, insolvency, subject to appointment of a conservator or receiver). Under the Finance Agency’s Executive Compensation Regulation, additional advance notice and approval requirements are imposed in regard to an FHLBank entering into or adopting: (1) employment agreements; (2) severance policy/agreements; (3) incentive compensation award payouts; (4) material modifications to nonqualified plans; and (5) ad hoc termination payments. The Finance Agency has implemented this authority by requiring the FHLBanks to submit to the Finance Agency for non-objection review salary, incentive compensation and benefits changes which would affect an FHLBank’s NEOs.

The Finance Agency has articulated the following standards against which it evaluates the compensation of each FHLBank executive: (1) each individual executive’s compensation should be reasonable and comparable to that offered to executives in similar positions at comparable financial institutions; (2) such compensation should be consistent with sound risk management and preservation of the par value of FHLBank stock; (3) a significant percentage of incentive-based compensation should be tied to longer-term performance indicators; and (4) the Board should promote accountability and transparency with respect to the process of setting compensation.

Determining the CEO’s Cash Compensation

For Mr. Paulson’s 2025 compensation, the Human Resources and OMWI Committee did not recommend any changes to his base salary or incentive compensation, as he had recently been promoted to the President and CEO role in October of 2024.

Determining Other NEOs’ Cash Compensation

In 2025, other NEOs’ base salaries and incentive compensation levels were determined by the CEO and validated using the results of the McLagan study, which offered various data points for consideration, and which was used for benchmarking the other NEOs’ compensation at approximately the median for the FHLBanks peer group, and were reviewed and approved by the Human Resources and OMWI Committee. The annual review of the McLagan study, 2025 budget parameters in a competitive talent market, and corresponding Board review of these findings validated the appropriateness of compensation levels for the CEO and other NEOs. Salaries are reflected in the Summary Compensation Table presented in this Item 11.

Executive Officer Incentive Plans

2025 Executive Officer Incentive Compensation Plan (2025 Plan). The 2025 Plan is designed to retain and motivate the CEO and other NEOs and reward (1) achievement of key annual goals and (2) maintenance of satisfactory financial condition and member value over the longer term. The 2025 Plan established the following award opportunity levels (expressed as a percentage of base salary):

Participant Level	Threshold	Target	Maximum
A	60%	75%	100%
B*	55%	70%	85%
C	50%	65%	80%
D	40%	55%	70%
*No NEOs participated in the Level B Participant target award opportunity in 2025.

The Board has evaluated the performance of the CEO and other NEOs against the incentive goals for 2025 set forth in the Non-Equity Incentive Plan Compensation section following the Summary Compensation Table below and determined the total incentive award (if any) based on that performance. The total incentive award was divided into two parts: (1) a current incentive award; and (2) a deferred incentive award, payable in installments. The following table illustrates how the 2025 current awards and deferred incentive award installments would be paid under the 2025 Plan:

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

Payment of each deferred incentive award installment under the 2025 Plan is contingent on the Bank continuing to meet certain Bank performance criteria and the participant meeting his or her requirements described below. The amount of the deferred incentive award payout opportunity is set forth in the Grants of Plan-Based Awards table. See “Stated Bank Performance Criteria, 2025” under Grants of Plan-Based Awards table for details regarding the Bank performance criteria.

Participant Requirements of Continued Employment and Satisfactory Performance. Participants who terminate employment with the Bank for any reason other than death, disability, involuntary termination without cause or retirement prior to the current incentive award payout date will not be eligible for an award. Participants who terminate employment due to retirement or involuntary termination (other than for cause) after the current incentive award payout date (March 15, 2026), but before completion of the payment of all corresponding deferred incentive award installments shall receive such deferred incentive award installment payments at the same time as such payments are made to plan participants who are current Bank employees. Participants who otherwise resign employment before the completion of the payment of all corresponding deferred incentive award installments shall not receive payment of such installments. In the event of a participant’s employment termination due to death or disability, the participant shall receive payout of deferred award installments. Any participant who is terminated by the Bank for cause shall not receive payment of unpaid deferred incentive award installments. Finally, the plan provides for vesting of deferred award installments in the event of a Change in Control, as such term is defined in the 2025 Plan. “Change in Control” as defined in the 2025 Plan means: (i) the merger, reorganization, or consolidation of the Bank with or into another FHLBank or other entity, (ii) the sale or transfer of all or substantially all of the business or assets of the Bank to another FHLBank or other entity, (iii) the purchase by the Bank or transfer to the Bank of all or substantially all of the business or assets of another FHLBank, (iv) a change in the composition of the Board, as a result of one or a series of related transactions, that causes the number of directors of the Bank elected by members of the Bank located in Delaware, Pennsylvania and West Virginia to cease to constitute a majority of the directors of the Bank that are elected by members of the Bank (excluding, for purposes of this clause (iv), non-member independent directors), or (v) the liquidation of the Bank. See Exhibit 10.14 to the 2024 Form 10-K for the full terms of the 2025 Plan.

In addition to deferred incentive award installment payments, the Bank also maintains a clawback policy in the 2025 Plan. The 2025 Plan authorizes the Board to clawback incentive-based compensation paid to executive officers in the event of gross misconduct, gross negligence, materially inaccurate financial statements, erroneous performance metrics related to incentive goal calculation or conviction of a felony. The Board may, in its sole discretion, decline to adjust the terms of any outstanding award if it determines that such adjustment would violate applicable law or result in adverse tax consequences to a participant or the Bank. The 2025 Plan provides that the Board will utilize its discretion to reduce the amount of any current incentive award payment and any deferred incentive award installment payment if it determines that (i) operational errors or omissions resulted in material revisions to the Bank’s financial results, information submitted to the Finance Agency, or data used to determine incentive award payment amounts, (ii) the submission of information to the SEC, the OF, and/or the Finance Agency has not been provided in a timely manner or (iii) the Bank fails to make sufficient progress, as determined by the Finance Agency and communicated to Bank management and/or the Board by the Finance Agency, in the timely remediation of examination, monitoring, and other supervisory findings and matters requiring executive management’s attention.

2026 Executive Officer Incentive Compensation Plan (2026 Plan). The 2026 Plan is pending non-objection from the Finance Agency and is materially the same as the 2025 Plan noted above with the same performance requirements, clawback mechanism and award eligibility levels, except for one change that increases the Level A Participant target award opportunity from 75% to 80%. Following December 31, 2026, the Board will evaluate performance against the incentive goals set forth under the Grants of Plan-Based Awards table applicable to awards granted for 2026 and determine the total incentive award (if any) based on that performance. The total incentive award will be divided into two parts: (1) a current incentive award; and (2) a deferred incentive award, payable in installments. The following table illustrates how the 2026 current awards and deferred incentive award installments would be paid under the 2026 Plan:

Payment	Description	Payment Year*
Current Incentive Award	50% of total award	2027
Deferred Incentive Award installment	Up to 33 1/3% of deferred incentive award	2028
Deferred Incentive Award installment	Up to 33 1/3% of deferred incentive award	2029
Deferred Incentive Award installment	Up to 33 1/3% of deferred incentive award	2030
* Payment, if any, will be made no later than March 15 in the year indicated.

Payment of each deferred incentive award installment under the 2026 Plan is contingent on the Bank continuing to meet certain Bank performance criteria and the participant meeting his or her requirements described below. The amount of the deferred incentive award payout opportunity is set forth in the Grants of Plan-Based Awards table. See “Stated Bank Performance Criteria, 2026” under Grants of Plan-Based Awards table for details regarding the performance criteria.

Participant Requirements of Continued Employment and Satisfactory Performance. These terms in the 2026 Plan are the same as set forth in the 2025 Plan described above.

Additional Incentives for Other NEOs

From time to time, the CEO has recommended for the other NEOs, and the Board has approved, additional incentive awards in connection with specific projects or other objectives of a unique, challenging, and time-sensitive nature. An additional incentive award of a $50,000 retention bonus was granted to Mr. Ott in 2025.

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

Employee Benefits

The Board and Bank management are committed to providing competitive, high quality benefits designed to promote health, well-being, and income protection for all employees. The Bank offers all employees a core level of benefits and the opportunity to choose from a variety of optional benefits. Core and optional benefits offered include, but are not limited to, medical, dental, prescription drug, vision, long-term disability, short-term disability, flexible spending accounts, worker’s compensation insurance, and life and accident insurance. The CEO and other NEOs participate in these benefits on the same basis as all other full-time employees. In addition, the CEO and other NEOs are eligible for individual disability income insurance if the individual’s salary exceeds the monthly long-term disability limit.

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

The CEO and other NEOs hired prior to January 1, 2019 also participate in a Supplemental Executive Retirement Plan (SERP). The SERP provides the CEO and other NEOs with a retirement benefit that the Bank is unable to offer under the Pentegra Defined Benefit Plan due to Internal Revenue Code (IRC) and Pentegra Defined Benefit Plan limitations, including the IRC limitations on qualified pension plan benefits for employees earning cash compensation of at least $350,000 for 2025.

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

The terms of the Supplemental Thrift Plan generally provide for distributions upon termination of employment with the Bank, in the event of the death of the employee or upon disability, at the discretion of the Human Resources and OMWI Committee, and in accordance with applicable IRC and other requirements. Payment options under the Supplemental Thrift Plan include a lump-sum payment and annual installments for up to 10 years. No loans are permitted from the Supplemental Thrift Plan.

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

Compensation Committee Interlocks and Insider Participation

During 2025, the following directors served on the Bank’s Human Resources and OMWI Committee: Ms. Jeane M. Vidoni, Chair, Mr. Romulo L. Diaz, Jr., Esq., Vice Chair, Mr. Thomas A. Hendry (whose directorship was eliminated by the FHFA as of December 31, 2025), Ms. Sheryl S. Jordan and Mr. Joseph W. Major. No member of the Bank’s Human Resources and OMWI Committee has at any time been an officer or employee of the Bank. None of the Bank’s executive officers have served, or are serving, on the Board or the compensation committee of any entity whose executive officers served on the Bank’s Human Resources and OMWI Committee or Board. With respect to related party transactions, if any, and the independence of the directors serving on the Human Resources and OMWI Committee during 2025, see Item 13. Certain Relationships and Related Transactions and Director Independence of this Form 10-K.

Compensation Committee Report

The Human Resources and OMWI Committee has reviewed and discussed the CD&A with management. Based on that review and discussion, the Human Resources and OMWI Committee has recommended to the Board that the CD&A be included in the Bank’s 2025 Form 10-K.

The Human Resources and OMWI Committee of the Board:

Ms. Jeane M. Vidoni, Chair
Mr. Romulo L. Diaz, Jr., Esq., Vice Chair
Ms. Sheryl S. Jordan
Mr. Joseph W. Major

Summary Compensation Table (SCT)

Name and Principal Position	Year	Salary	Bonus	Non-Equity Incentive Plan Compensation	Change in Pension Value and Nonqualified Deferred Compensation (6)	All Other Compensation	Total
David G. Paulson (1) President and CEO	2025	$890,000	$—	$716,247	$455,000	$90,856	$2,152,103
	2024	651,896	—	519,387	127,000	59,262	1,357,545
	2023	556,133	—	464,591	272,000	61,312	1,354,036
John P. Cassidy (2) Chief Technology and Operations Officer	2025	$546,260	$—	$456,009	$699,000	$51,356	$1,752,625
	2024	525,250	—	419,787	179,000	50,283	1,174,320
	2023	511,193	—	401,330	595,000	46,884	1,554,407
Mark S. Evanco (3) Chief Banking Officer	2025	$424,252	$—	$305,262	$193,000	$34,763	$957,277
	2024	352,059	—	253,194	79,000	28,105	712,358
	2023	336,277	—	213,152	152,000	26,564	727,993
Edward V. Weller (4) Chief Financial Officer	2025	$389,586	$—	$243,883	$201,000	$31,961	$866,430
	2024	350,190	—	199,884	83,000	27,739	660,813
	2023	324,250	—	159,806	164,000	25,492	673,548
John A. Ott (5) General Counsel, Corporate Secretary and Ethics Officer	2025	$356,898	$50,000	$177,228	$298,000	$28,141	910,267

Notes:
(1) For 2025, Mr. Paulson’s non-equity incentive plan compensation was the incentive plan described above and was based on the 2025 performance against goals as set forth below as well as deferred incentive earned in 2025 under the 2022, 2023, and 2024 Executive Officer Incentive Compensation Plans. All other compensation included employer contributions to defined contribution plans of $69,781, perquisites of $14,171 and the remainder is insurance premium contributions. For 2024, Mr. Paulson’s non-equity incentive plan compensation was the incentive plan described in the Bank’s 2024 Form 10-K as well as deferred incentive earned in the 2021, 2022, and 2023 Executive Officer Incentive Compensation Plans. All other compensation included employer contributions to defined contribution plans of $53,143 and the remainder is insurance premium contributions. For 2023, Mr. Paulson’s non-equity incentive plan compensation was the incentive plan described in the Bank’s 2023 Form 10-K as well as deferred incentive earned in the 2020, 2021, and 2022 Executive Officer Incentive Compensation Plans. All other compensation included employer contributions to defined contribution plans of $46,441, Club Membership initiation fee of $10,000 and the remainder is insurance premium contributions.

(2) For 2025, Mr. Cassidy’s non-equity incentive plan compensation was the incentive plan described above and was based on the 2025 performance against goals as set forth below as well as deferred incentive earned in 2025 under the 2022, 2023, and 2024 Executive Officer Incentive Compensation Plans. All other compensation included employer contributions to defined contribution plans of $45,186 and the remainder is insurance premium contributions. For 2024, Mr. Cassidy’s non-equity incentive plan compensation was the incentive plan described in the Bank’s 2024 Form 10-K as well as deferred incentive earned in the 2021, 2022, and 2023 Executive Officer Incentive Compensation Plans. All other compensation included employer contributions to defined contribution plans of $43,632 and the remainder is insurance premium contributions. For 2023, Mr. Cassidy’s non-equity incentive plan compensation was the incentive plan described in the Bank’s 2023 Form 10-K as well as deferred incentive earned in the 2020, 2021, and 2022 Executive Officer Incentive Compensation Plans. All other compensation included employer contributions to defined contribution plans of $41,972 and the remainder is insurance premium contributions. Note that Mr. Cassidy retired from the Bank, effective January 27, 2026. Mr. Cassidy is eligible for certain compensation and benefits as a Bank retiree.

(3) For 2025, Mr. Evanco’s non-equity incentive plan compensation was the incentive plan described above and was based on the 2025 performance against goals as set forth below as well as deferred incentive earned in 2025 under the 2022, 2023, and 2024 Executive Officer Incentive Compensation Plans. All other compensation included employer contributions to defined contribution plans of $32,894 and the remainder is insurance premium contributions. For 2024, Mr. Evanco’s non-equity incentive plan compensation was the incentive plan described in the Bank’s 2024 Form 10-K as well as deferred incentive earned in the 2021, 2022, and 2023 Executive Officer Incentive Compensation Plans. All other compensation included employer contributions to defined contribution plans of $28,090 and the remainder is insurance premium contributions. For 2023, Mr. Evanco’s non-equity incentive plan compensation was the incentive plan described in the Bank’s 2023 Form 10-K as well as deferred incentive earned in the 2020, 2021, and 2022 Executive Officer Incentive Compensation Plans. All other compensation included employer contributions to defined contribution plans of $26,548 and the remainder is insurance premium contributions.

(4) For 2025, Mr. Weller’s non-equity incentive plan compensation was the incentive plan described above and was based on the 2025 performance against goals as set forth below as well as deferred incentive earned in 2025 under the 2022, 2023, and 2024 Executive Officer Incentive Compensation Plans. All other compensation included employer contributions to defined contribution plans of $30,599 and the remainder is insurance premium contributions. For 2024, Mr. Weller’s non-equity incentive plan compensation was the incentive plan described in the Bank’s 2024 Form 10-K as well as deferred incentive earned in the 2021, 2022, and 2023 Executive Officer Incentive Compensation Plans. All other compensation included employer contributions to defined contribution plans of $27,724 and the remainder is insurance premium contributions. For 2023, Mr. Weller’s non-equity incentive plan compensation was the incentive plan described in the Bank’s 2023 Form 10-K as well as deferred incentive earned in the 2020, 2021, and 2022 Executive Officer Incentive Compensation Plans. All other compensation included employer contributions to defined contribution plans of $25,476 and the remainder is insurance premium contributions.

(5) For 2025, Mr. Ott’s non-equity incentive plan compensation was comprised of pro-rated awards from the incentive plan described above and from the Key Employee Incentive Compensation Plans. These awards were based on the 2025 performance against goals as set forth below as well as deferred incentive earned in 2025 under the 2022, 2023, 2024, and 2025 Key Employee Incentive Compensation Plans. Mr. Ott was also awarded a retention bonus as set forth under “Bonus”. All other compensation included employer contributions to defined contribution plans of $28,126, and the remainder is insurance premium contributions.

(6) The change in pension value is the sum of the change in the Pentegra Defined Benefit Plan and the change in the SERP as described below. No amount of above market earnings on nonqualified deferred compensation is reported because above market rates are not possible under the Supplemental Thrift Plan, the only such plan that the Bank offers.

CEO Pay Ratio

Consistent with SEC rules, the Bank is providing the following information regarding the relationship of the annual compensation of the Bank’s employees and the annual total compensation of the Bank’s CEO. For the year ended December 31, 2025, the annual total compensation of the CEO, as reported in the SCT above was $2,152,103 and the median of the annual total compensation of all of the Bank’s employees (not including the CEO), calculated as described below, was $172,481. Based on this information, the ratio of the annual total compensation of the CEO to the median of the annual total compensation of all employees (not including the CEO), was 12.5 to 1. Comparatively, for 2024, the pay ratio was 8.0 to 1. This change in ratio was expected due to the change of the CEO incumbent and differences in compensation including a significant increase in change of pension value for 2025.

To identify the median of the annual total compensation of all of the Bank’s employees, as well as to determine the annual total compensation of the Bank’s median employee, the Bank took the following steps. First, the Bank determined that, as of December 1, 2025, the Bank’s employee population consisted of 242 individuals (not including the CEO), all located in the United States. This population consisted of full-time, part-time and temporary employees. The Bank selected December 1, 2025 for purposes of identifying its median employee as such date provided the Bank with adequate time to gather data regarding its employees.

Second, the Bank identified the median employee by comparing the amount of salary or wages, as applicable (including overtime), and cash incentive awards as reflected in the Bank’s payroll records for the year ending December 31, 2025 for each of the employees (not including the CEO) who were employed by the Bank on December 1, 2025, and ranking such compensation for all such employees from lowest to highest. In making this determination, the Bank annualized the salary or wages, as applicable (excluding overtime which was a nominal amount and not readily estimable due to fluctuations), of 25 employees who were hired in 2025 but did not work for the Bank for the entire year. The cash incentive awards forming a part of the calculation to identify the median employee were paid to employees in 2025 for the 2024 performance year in accordance with the Bank’s employee and executive incentive plans. The Bank determined this approach to be an appropriate measure for purposes of identifying its median employee. As a result of a change in the Bank’s employee population during 2025, the Bank performed the above calculation to identify the median employee for the year ending December 31, 2025, rather than use the same median employee identified in the Bank’s 2024 Form 10-K for the year ending December 31, 2024.

For any employee not eligible to receive the cash incentive awards paid during 2025 for the 2024 performance year, the Bank estimated the cash incentive award such employee would have received had the employee been employed the entire plan year. The estimated incentive was determined using the newly hired employees’ base salary and their incentive compensation opportunity level based on (1) the Bank’s performance as it relates to the 2024 Bankwide goals (refer to these goals in Exhibit 10.14 in the Bank’s 2024 Form 10-K) and (2) the incentive compensation payouts in 2025 for similar positions in their respective departments.

The above described compensation measure used to identify the median employee was applied consistently to all employees included in the calculation. The Bank determined this compensation measure reasonably reflects the annual compensation of all Bank employees as required by SEC rules.

Finally, after determining the median employee as set forth above, the annual total compensation for the median employee of $173,768 was then calculated in the same manner as shown for the CEO in the SCT. The annual total compensation amount of the median employee includes among other things, a 401(k) Employer Profit Sharing contribution which varies among employees based upon their eligibility and base pay. All other compensation includes employer contributions to defined contribution plans and insurance premium contributions. The above is a reasonable estimate, prepared under applicable SEC rules, of the ratio of the annual total compensation of the CEO to the median of the annual total compensation of all of the Bank’s employees.

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

A.Optimize member use of core credit products and services by year-end. Core credit products and services include: advances, letters of credit, safekeeping and MPF Program products (25% weighting);
B.Optimize member use of community products in 2025. Community products include statutory and voluntary community investment programs (30% weighting);
C.Profitability as measured by adjusted earnings relative to total GAAP capital in excess of full year average federal funds rate within identified risk parameters (30% weighting); and
D.Technology and resiliency objectives as measured by three critical strategic milestones (15% weighting).

Adjusted earnings referenced above are quantified in the table below.

(in thousands)
2025 GAAP net income	$418,318
Adjustments:
Advance prepayment fees	$(1,820)
Mortgage delivery commitments	10,016
Earnings at risk and unrealized gain/loss on securities	11,688
Derivative ineffectiveness	(2,193)
Board approved additional voluntary housing grant	11,111
Subtotal - adjustments	$28,802
AHP	(2,880)
Adjusted earnings (non-GAAP)	$444,240

The table below includes the performance goal, weighting, achievement levels, and payout percentages for the NEOs per the terms of the 2025 Plan.

		To Achieve:				Payout (2)
Goal (1)	Weighting	Threshold Payout	Target Payout	Maximum Payout	2025 Results	Paulson	Cassidy	Evanco	Weller	Ott
A	25%	480	500	535	540	25.0%	20.0%	20.0%	17.5%	14.5%
B	30%	160	166	178	167	23.1%	19.9%	19.9%	16.9%	13.3%
C	30%	305	370	435	478	30.0%	24.0%	24.0%	21.0%	17.4%
D	15%	1 of 3	2 of 3	3 of 3	3 of 3	15.0%	12.0%	12.0%	10.5%	8.7%
Total Payout						93.1%	75.9%	75.9%	65.9%	54.0%
Notes:
(1) Refer to the incentive goal scorecard attached to the 2025 Plan which is Exhibit 10.14 to the Bank’s 2024 Form 10-K.
(2) For performance achievement between threshold and target or target and maximum, the 2025 Plan provides for interpolation to determine the incentive compensation payout. To calculate payout for achievement between target and maximum, linear interpolation was used.

Named Executive Officers	Salary on which incentive is based (1)	Maximum incentive payout % potential	Maximum incentive payout potential $ (2)	2025 actual incentive payout (A)	2024 deferred incentive $ (B)	2023 deferred incentive $ (C)	2022 deferred incentive $ (D)	Total incentive payout (3)
David G. Paulson	$890,000	100.0%	$890,000	$414,406	$113,742	$97,323	$90,776	$716,247
John P. Cassidy	$546,260	80.0%	$437,008	$207,237	$86,174	$84,134	$78,464	$456,009
Mark S. Evanco	$424,252	80.0%	$339,402	$160,951	$51,730	$48,340	$44,241	$305,262
Edward V. Weller	$389,586	70.0%	$272,710	$128,320	$50,157	$46,611	$18,795	$243,883
John A. Ott	$356,898	64.3%	$229,637	$136,102	$21,208	$19,918	$—	$177,228
Notes:
(1) Base salary in effect on December 31, 2025 used to calculate payouts.
(2) NEOs will be paid 50% of the incentive payout for 2025 in 2026 (see column A) and the remaining amount will be deferred and contingently payable in 2027, 2028 and 2029.
(3) Total incentive payout includes the sum of columns (A) (B) (C) and (D). As noted below, if both of the Stated Bank Performance Criteria are met in the preceding year, deferred incentive payments will be at 125% of the deferred amount.

The following table illustrates for each participant the maximum amount of unpaid deferred installments as of December 31, 2025 distributable under the 2022, 2023, 2024 and 2025 plans.

Name and Principal Position	Amount Distributable in 2026	Amount Distributable in 2027	Amount Distributable in 2028	Amount Distributable in 2029	Total (1)
David G. Paulson President and CEO	$301,841	$383,735	$286,411	$172,669	$1,144,657
John P. Cassidy (2) Chief Technology and Operations Officer	$248,771	$256,657	$172,523	$86,349	$764,300
Mark S. Evanco Chief Banking Officer	$144,311	$180,166	$131,827	$80,097	$536,401
Edward V. Weller Chief Financial Officer	$115,563	$150,235	$103,624	$53,467	$422,889
John A. Ott General Counsel, Corporate Secretary and Ethics Officer	$41,126	$97,835	$77,917	$56,709	$273,588
Notes:
(1) Based on the provisions of the 2022, 2023, 2024 and 2025 Executive Officer Incentive Compensation Plans, the deferral amount from the 2022, 2023, 2024 and 2025 plan years includes a 25% increase since the deferral criteria were assumed to have been met at the maximum level payout.
(2) Mr. Cassidy retired from the Bank, effective January 27, 2026. As Mr. Cassidy is a retiree under the Bank’s 2026 Plan, he is eligible to receive the above future payments at the same time, and in the same manner, that such payments are made to the CEO and other NEOs.

Change in Pension Value

The Qualified Plan provides a benefit of 2.00% of a participant’s highest 3-year average earnings, multiplied by the participant’s years of benefit service for employees hired prior to January 1, 2008; or 1.50% of a participant’s highest 5-year average earnings, multiplied by the participant’s years of benefit service for employees hired on or after January 1, 2008. Employees hired after January 1, 2019 are not eligible to participate in the Plan. Earnings are defined as base salary rate as in effect for each month of such year, subject to an annual IRS limit of $350,000 on earnings for 2025. Annual benefits provided under the Qualified Plan also are subject to IRS limits, which vary by age and benefit payment type. The participant’s accrued benefits are calculated as of December 31, 2024 and December 31, 2025. The present value is calculated using the accrued benefit at each date multiplied by a present value factor based on an assumed age 65 retirement date. As of December 31, 2024, 55% of the benefit is valued using the PRI-2012 mortality table for white collar workers (with mortality improvement scale MP-2021) and 45% of the benefit is valued using the IRS Applicable Mortality table for lump sums projected to 2024. As of December 31, 2025, 55% of the benefit is valued using the PRI-2012 mortality table for white collar workers (with IRS 2024 adjusted mortality improvement scale MP-2021) and 45% of the benefit is valued using the IRS Applicable Mortality table for lump sums projected to 2025. The interest rates used are 5.54% as of December 31, 2024 and 5.61% as of December 31, 2025. The difference between the present value of the December 31, 2025 accrued benefit and the present value of the December 31, 2024 accrued benefit is the “change in pension value” for the Qualified Plan.

The Non-Qualified plan provides benefits under the same terms and conditions as the Qualified Plan, except earnings are defined as base salary rate as in effect for each month of such year plus incentive compensation. However, the Non-Qualified plan does not limit annual earnings or benefits. Benefits provided under the Qualified Plan are an offset to the benefits provided under the Non-Qualified plan. The participants’ benefits are calculated as of December 31, 2024 and December 31, 2025. The present value is calculated by multiplying the benefits accrued at each date by a present value factor based on an assumed age 65 retirement date. As of December 31, 2024, the benefit is valued using the PRI-2012 mortality table for white collar workers (with mortality improvement scale MP-2021). As of December 31, 2025, the benefit is valued using the PRI-2012 mortality table for white collar workers (with IRS 2024 adjusted mortality improvement scale MP-2021). As of December 31, 2024, the benefit is valued using an interest rate of 5.54% for the age 65 present value factor and then the age 65 present value factor is discounted back to current age using an interest rate of 5.25%. As of December 31, 2025, the benefit is valued using an interest rate of 5.61% for the age 65 present value factor and then the age 65 present value factor is discounted back to current age using an interest rate of 4.75%. The difference between the present value of the December 31, 2025 accrued benefit and the present value of the December 31, 2024 accrued benefit is the “change in pension value” for the Non-Qualified Plan.

The total change in pension value is the sum of the change in the Qualified Plan and the change in the Non-Qualified Plan.

Grants of Plan-Based Awards

The following table is based on salary as of December 31, 2025 and shows the value of non-equity incentive plan awards granted to the CEO and other NEOs in 2025 or future periods, as applicable. Note that these amounts are based on the potential awards available under the terms of the 2025 Plan, not actual performance. Actual performance under the 2025 Plan is as reflected in the SCT and in the detailed incentive award tables set forth below the SCT.

2025 Grants

			Estimated Future Payouts under Non-Equity Incentive Plan Awards (1)
Name and Principal Position		Performance Achieved in 2025	Amount Payable in 2026	Amount Payable in 2027	Amount Payable in 2028	Amount Payable in 2029
		Total Opportunity	50% Payout	Deferred Amount	Deferred Amount	Deferred Amount
David G. Paulson President and CEO	Threshold	$534,000	$267,000	$111,250	$111,250	$111,250
	Target	$667,500	$333,750	$139,063	$139,063	$139,063
	Max	$890,000	$445,000	$185,417	$185,417	$185,417
John P. Cassidy (3) Chief Technology and Operations Officer	Threshold	$273,130	$136,565	$56,902	$56,902	$56,902
	Target	$355,069	$177,535	$73,973	$73,973	$73,973
	Max	$437,008	$218,504	$91,043	$91,043	$91,043
Mark S. Evanco Chief Banking Officer	Threshold	$212,126	$106,063	$44,193	$44,193	$44,193
	Target	$275,764	$137,882	$57,451	$57,451	$57,451
	Max	$339,402	$169,701	$70,709	$70,709	$70,709
Edward V. Weller Chief Financial Officer	Threshold	$155,834	$77,917	$32,466	$32,466	$32,466
	Target	$214,272	$107,136	$44,640	$44,640	$44,640
	Max	$272,710	$136,355	$56,815	$56,815	$56,815
John A. Ott (2) General Counsel, Corporate Secretary and Ethics Officer	Threshold	$100,502	$70,352	$12,563	$12,563	$12,563
	Target	$154,037	$107,826	$19,255	$19,255	$19,255
	Max	$207,572	$145,300	$25,946	$25,946	$25,946
Notes:
(1) As described above in the 2025 Plan, payment of each deferred incentive award installment is contingent on the participant meeting the required criteria and the Bank meeting the Stated Bank Performance Criteria described below. For the 2025 Plan, the first year payout is 50% of the award amount and then 33 1/3% of the remaining 50% in each deferral installment over the next three years based on whether or not the stated payment criteria were met. The deferred amount shown for each of the years 2027, 2028 and 2029 is 125% of the maximum deferred amount if both MV/CS and retained earnings levels are maintained, which the Bank has assumed are met in each year for purposes of this calculation.
(2) Mr. Ott’s 2025 amount payable in 2026 is 70%, as he was subject to 30% deferral under the terms of the Key Employee Incentive Compensation Plan for deferral purposes in 2025.
(3) Mr. Cassidy retired from the Bank, effective January 27, 2026. As Mr. Cassidy is a retiree under the Bank’s 2026 Plan, he is eligible to receive the above future payments at the same time, and in the same manner, that such payments are made to the CEO and other NEOs.

Stated Bank Performance Criteria, 2025. Payment of each deferred incentive award installment in 2027, 2028 and 2029 related to December 31, 2025 incentive is contingent on the Bank continuing to meet the following stated Bank performance criteria as well as being contingent on the participant continuing to meet his/her requirements. In no event shall the aggregate amount of any current incentive award and deferred incentive award installments paid to a participant in any payment year exceed 100% of the participant’s base salary.

•MV/CS - The annual MV/CS must have an average above 105% (the annual average amount will be calculated using the ending amount of each month during the year); and
•Retained Earnings Level - Retained earnings must exceed the Bank’s retained earnings target, defined as retaining earnings that cover both risk target and capital compliance, at each year-end of the applicable deferred payment period.

Each of the two stated criteria above is equal to 50% of the deferred incentive payment amount. At least one of these criteria above must have been met in the preceding year for any installment payment to be made. If both of these criteria are met in the preceding year, the payment will be made at 125% of the deferred amount. The Board will also consider the following criteria and may exercise its discretion to adjust an award:

•Remediation of Examination Findings. This criterion is defined as the Bank making sufficient progress, as determined by the Finance Agency and communicated to Bank management or the Board, in the timely remediation of examination, monitoring, and other supervisory findings and matters requiring executive management attention; and
•Timeliness of Finance Agency, SEC, and OF Filings. This criterion is defined as the Bank’s timely making SEC periodic filings, call report filings with the Finance Agency, and certain filings with the OF without material restatements of them.

2026 Grants

			Estimated Future Payouts under Non-Equity Incentive Plan Awards (1)
Name and Principal Position		Performance Achieved in 2026	Amount Payable 2027	Amount Payable 2028	Amount Payable 2029	Amount Payable 2030
		Total Opportunity	50% Payout	Deferred Amount	Deferred Amount	Deferred Amount
David G. Paulson President and CEO	Threshold	$571,380	$285,690
	Target	$761,840	$380,920
	Max	$952,300	$476,150	$198,396	$198,396	$198,396
John P. Cassidy (2) Chief Technology and Operations Officer	Threshold	$20,608	$10,304
	Target	$26,791	$13,395
	Max	$32,973	$16,487	$6,869	$6,869	$6,869
Mark S. Evanco Chief Banking Officer	Threshold	$256,289	$128,145
	Target	$326,186	$163,093
	Max	$396,083	$198,042	$82,517	$82,517	$82,517
Edward V. Weller Chief Financial Officer	Threshold	$206,481	$103,240
	Target	$268,425	$134,212
	Max	$330,369	$165,184	$68,827	$68,827	$68,827
John A. Ott General Counsel, Corporate Secretary and Ethics Officer	Threshold	$158,620	$79,310
	Target	$218,103	$109,051
	Max	$277,585	$138,793	$57,830	$57,830	$57,830
Notes:
(1) As described above in the 2026 Plan, payment of each deferred incentive award installment is contingent on the participant meeting the required criteria and the Bank meeting the Stated Bank Performance Criteria described below. For the 2026 Plan, the first year payout is 50% of the award amount and then 33 1/3% of the remaining 50% in each deferral installment over the next three years based on whether or not the stated payment criteria were met. The deferred amount shown for each of the years 2028, 2029, and 2030 is 125% of the maximum deferred amount if both MV/CS and retained earnings levels are maintained, which the Bank has assumed is met in each year for purposes of this calculation.
(2) Mr. Cassidy retired from the Bank, effective January 27, 2026. As Mr. Cassidy is a retiree under the Bank’s 2026 Plan, he is eligible to receive future payments, calculated in accordance with the short term length of his service at the Bank during 2026, at the same time and in the same manner, that such payments are made to the CEO and other NEOs.

Estimated future payouts presented above were calculated based on the NEO’s base salary as of January 1, 2026. The actual amount of the payout will be based on the NEO’s base salary at December 31, 2026.

Under the 2026 Plan, the actual annual award opportunity for January 1, 2026, through December 31, 2026, and payouts are based on a percentage of the NEO’s base salary as of December 31, 2026. Each goal includes performance measures at threshold, target and maximum. The proposed performance goals and total weighting for each goal for the CEO and other NEOs are as follows and pending non-objection from the Finance Agency.

•Optimize member use of core credit products and services by year-end. Core credit products and services include: advances, letters of credit, safekeeping and Mortgage Partnership Finance~~®~~ (MPF®) Program products (20% weighting);
•Optimize member use of community products in 2026. Community products include the Affordable Housing Program/Voluntary Housing Grant, Community Lending Program, Banking On Business, and First Front Door/Keys (15% weighting);
•Exceed the mortgage purchase housing goal requirement of 20% of mortgage purchases of loans made to low-income families and very low-income families or families in low-income areas (7.5% weighting);
•Increase the number of AHP units awarded in the 2026 funding round. The goal defines affordable housing units as all AHP-eligible project/unit types including new construction, preservation, and rental and owner-occupied rehabilitation (7.5% weighting);
•Profitability as measured by adjusted earnings relative to total GAAP capital in excess of full year average federal funds rate while remaining within identified risk parameters based on duration of equity and refunding risk operating targets (30% weighting); and
•Technology and resiliency objectives as measured by three critical strategic milestones (20% weighting).

Adjusted earnings and other measures referenced above are as defined in the 2026 Plan.

Stated Bank Performance Criteria, 2026. Payment of each deferred incentive award installment in 2028, 2029, and 2030 related to December 31, 2026 is contingent on the Bank continuing to meet the stated Bank performance criteria as well as being contingent on the participant continuing to meet his/her requirements. In no event shall the aggregate amount of any current incentive award and deferred incentive award installments paid to a participant in any payment year exceed 100% of the participant's base salary.

•MV/CS - The annual MV/CS must have an average above 105% (the annual average amount will be calculated using the ending amount of each month during the year); and
•Retained Earnings Level - Retained earnings must exceed the Bank’s retained earnings target, defined as retaining earnings that cover both risk target and capital compliance, at each year-end of the applicable deferred payment period.

Each of the two stated criteria above is equal to 50% of the deferred incentive payment amount. At least one of these criteria above must have been met in the preceding year for any installment payment to be made. If both of these criteria are met in the preceding year, the payment will be made at 125% of the deferred amount. The Board will also consider the following criteria and may exercise its discretion to adjust an award:

•Remediation of Examination Findings. This criterion is defined as the Bank making sufficient progress, as determined by the Finance Agency and communicated to Bank management or the Board, in the timely remediation of examination, monitoring, and other supervisory findings and matters requiring executive management attention; and
•Timeliness of Finance Agency, SEC, and OF Filings. This criterion is defined as the Bank’s timely making SEC periodic filings, call report filings with the Finance Agency, and certain filings with the OF without material restatements of them.

Pension Benefits

The following sets forth the NEOs’ pension benefits under their applicable plans.

Name and Principal Position	Plan Name	Number of Years Credited Service	Present Value of Accumulated Benefit	Payments During Last Fiscal Year
David G. Paulson President and CEO	Pentegra Defined Benefit Plan	15.25	$712,000	$—
	SERP	15.75	$1,353,000	$—
John P. Cassidy (1) Chief Technology and Operations Officer	Pentegra Defined Benefit Plan	25.75	$1,891,000	$—
	SERP	26.25	$2,691,000	$—
Mark S. Evanco Chief Banking Officer	Pentegra Defined Benefit Plan	11	$521,000	$—
	SERP	11.5	$365,000	$—
Edward V. Weller Chief Financial Officer	Pentegra Defined Benefit Plan	13.67	$630,000	$—
	SERP	14.17	$386,000	$—
John A. Ott General Counsel, Corporate Secretary and Ethics Officer	Pentegra Defined Benefit Plan	20.42	$702,000	$—
	SERP	20.92	$356,000	$—
Note:
(1) Mr. Cassidy retired from the Bank, effective January 27, 2026. As Mr. Cassidy is a retiree under the SERP, he is eligible to receive payments in accordance with his payment elections, with such payments commencing in 2026.

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

Normal Retirement: Upon termination of employment at or after age 65 where an NEO has met the vesting requirement of completing 5 years of employment, an executive hired prior to January 1, 2008 is entitled to a normal retirement benefit under the Pentegra Defined Benefit Plan equal to: 2% of his/her highest three-year average salary multiplied by his/her years’ of benefit service. Under the SERP normal retirement benefit, the NEO also would receive 2% of his/her highest three-year average incentive payment (as defined in the SERP) for such same three-year period multiplied by his/her years of benefit service. An NEO hired on or after January 1, 2008 is entitled to a normal retirement benefit under the Pentegra Defined Benefit Plan equal to: 1.5% of his/her highest five-year average salary multiplied by his/her years of benefit service. Under the SERP normal retirement benefit, the NEO also would receive 1.5% of his/her highest five-year average incentive payment (as defined in the SERP) for such same five-year period multiplied by his/her years of benefit service. At December 31, 2025, Mr. Paulson was eligible for normal retirement benefits.

Early Retirement: Upon termination of employment prior to age 65, executives meeting the 5 year vesting and age 45 (age 55 if hired on or after January 1, 2008) early retirement eligibility criteria are entitled to an early retirement benefit. The early retirement benefit amount, for those hired prior to January 1, 2008, is calculated by taking the normal retirement benefit amount and reducing it by 3% times the difference between the age of the early retiree and age 65. For example, if an individual retires at age 61, the early retirement benefit amount would be 88% of the normal retirement benefit amount, a total reduction of 12%. The early retirement benefit amount, for those hired after January 1, 2008, is calculated by taking the normal retirement benefit amount and reducing it by 4% (for ages 55 through 59) and 6% (for ages 60 through 64) times the difference between the age of the early retiree and age 65. At December 31, 2025, Mr. Paulson, Mr. Cassidy, Mr. Evanco, and Mr. Weller were eligible for early retirement benefits.
Non-Qualified Deferred Compensation

Name and Principal Position	Executive Contributions in 2025	Registrant Contributions in 2025	Aggregate Earnings (Losses) in 2025	Aggregate Withdrawals/Distributions	Aggregate Balance at December 31, 2025
David G. Paulson (1) President and CEO	$105,122	$54,205	$351,304	$—	$2,674,578
John P. Cassidy (2) Chief Technology and Operations Officer	$41,469	$30,163	$339,880	$(108,951)	$2,490,090
Mark S. Evanco (3) Chief Banking Officer	$230,184	$26,893	$107,845	$—	$853,691
Edward V. Weller (4) Chief Financial Officer	$59,235	$22,807	$25,146	$—	$418,839
John A. Ott (5) General Counsel, Corporate Secretary and Ethics Officer	$25,856	$7,126	$14,465	$—	$87,829
Notes:
(1) For Mr. Paulson, balance as of December 31, 2025 includes further deferral of deferred incentive compensation of $12,320 and applicable investment earnings of $39,075.
(2) For Mr. Cassidy, balance as of December 31, 2025 includes applicable investment earnings of $120,414. Additionally, Mr. Cassidy retired from the Bank, effective January 27, 2026. As Mr. Cassidy is a retiree under the Bank’s Supplemental Thrift Plan, he is eligible to receive payments in accordance with his payment elections, with such payments commencing in 2026.
(3) For Mr. Evanco, balance as of December 31, 2025 includes further deferral of deferred incentive compensation of $129,043 and applicable investment earnings of $58,015.
(4) For Mr. Weller, balance as of December 31, 2025 does not include further deferral of deferred incentive compensation.
(5) For Mr. Ott, balance as of December 31, 2025 includes further deferral of deferred incentive compensation of $19,918 and applicable investment earnings of $3,813.

See descriptions in the Qualified and Nonqualified Defined Contribution Plans section of this Item. A description of the Supplemental Thrift Plan is in Exhibit 10.1 to the Bank’s Second Quarter 2019 Form 10-Q.

Amounts shown as “Executive Contributions in 2025” were deferred and reported as “Salary” and “Non-Equity Incentive Plan Compensation” in the SCT. Amounts shown as “Registrant Contributions in 2025” are reported as “All Other Compensation” in the SCT. Amounts shown as “Aggregate Earnings (Losses) in 2025” have not been reported in the SCT as none of the CEO or other NEOs received above-market preferential earnings. All contributions comprising a portion of the “Aggregate Balance at December 31, 2025” were included in the compensation reported in the SCT and in prior years’ Summary Compensation Tables, as applicable.

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

Post-Termination Compensation

The CEO and other NEOs would have received the benefits below in accordance with the Bank’s severance policy (or in the case of the CEO the terms of his separate agreement, as applicable) if their employment had been severed without cause during 2025.

Post-Termination Compensation - Severance (Excluding Change-In-Control)

Name and Principal Position	Base Salary		Medical Coverage (1)		Executive Outplacement (2)		Total
	Length	Amount	Length	Amount	Length	Amount
David G. Paulson President and CEO	52 weeks	$890,000	52 weeks	$16,549	12 months	$15,000	$921,549
Mark S. Evanco Chief Banking Officer	44 weeks	$379,126	44 weeks	$15,981	12 months	$15,000	$410,107
Edward V. Weller Chief Financial Officer	52 weeks	$389,586	52 weeks	$18,886	12 months	$15,000	$423,472
John A. Ott General Counsel, Corporate Secretary and Ethics Officer	52 weeks	$385,000	52 weeks	$18,886	12 months	$15,000	$418,886
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

Post-Termination Compensation - Change-In-Control

Name and Principal Position	Base Salary (1)	Potential Incentive Award (2) (7)	Medical Coverage (3)	Outplace- ment Services and Financial Planning (4)	Additional Severance Amount (5)*	Accelerated Deferred Incentive Installment Amount (7)	Severance/ Defined Contribution Match Amount (6)*	Total
David G. Paulson President and CEO	$2,661,100	$1,995,825	$24,823	$30,000	$1,549,000	$1,144,657	$280,350	$7,685,755
Mark S. Evanco Chief Banking Officer	$896,116	$551,528	$28,329	$30,000	$625,000	$497,299	$88,715	$2,716,987
Edward V. Weller Chief Financial Officer	$779,172	$428,545	$28,329	$30,000	$599,000	$422,889	$72,463	$2,360,398
John A. Ott General Counsel, Corporate Secretary and Ethics Officer	$770,000	$308,074	$28,329	$30,000	$581,000	$273,588	$66,140	$2,057,131
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
(7) The 2022, 2023, and 2024 Executive Officer Incentive Compensation Plans provide for vesting of the remaining unpaid deferred award installments that correspond to each participant’s 2022, 2023, and 2024 current incentive award. The 2025 Executive Officer Incentive Compensation Plan also provides for vesting of deferred award installments in the event of a Change in Control. As a result, the unpaid deferred award installments for each participant that correspond to the 2025 current incentive award would also be paid out upon a CIC event along with the 2022, 2023, and 2024 Plans’ unpaid deferred installments. This payment is in addition to any current incentive award payout reflected in the SCT. The unpaid deferred installments that would vest for each participant are as set forth above in the deferred installments table. See Exhibit 10.14 to the Bank’s 2021 Form 10-K for the terms of the 2022 Plan. See Exhibit 10.13 to the Bank’s 2022 Form 10-K for the terms of the 2023 Plan. See Exhibit 10.13 to the Bank’s 2023 Form 10-K for the terms of the 2024 Plan. See Exhibit 10.14 to the Bank’s 2024 Form 10-K for the terms of the 2025 Plan.

DIRECTOR COMPENSATION

The Bank’s directors were compensated in accordance with the 2025 Directors’ Compensation Policy (2025 Compensation Policy) as adopted by the Bank’s Board. Under the 2025 Compensation Policy, the total annual director fees were paid as a combination of a quarterly retainer fee and per meeting fees. The following table sets forth the maximum fees that Bank directors could earn in 2025.

	Retainer Fees	Meeting Fees	Total
Board Chair	$82,500	$82,500	$165,000
Board Vice Chair	$71,000	$71,000	$142,000
Audit Chair	$68,500	$68,500	$137,000
ERM, HR Committee Chair	$66,000	$66,000	$132,000
Other Committee Chair	$65,104	$65,106	$130,210
Director	$61,500	$61,500	$123,000

The 2025 Compensation Policy fee levels were as set forth in Exhibit 10.2 to the Bank’s Quarterly Report on Form 10-Q filed with the SEC on May 6, 2025. The Finance Agency has determined that the payment of director compensation is subject to Finance Agency review. Compensation can exceed the guidelines under the 2025 Compensation Policy based on a director assuming additional responsibilities, such as chairing a Committee or Board meeting. The following table sets forth the compensation of the Bank’s director’s for services rendered in 2025.

Name	Fees Earned or Paid in Cash	All Other Compensation	Total Compensation
Brendan J. McGill (Chair)	$165,004	$15	$165,019
Louise M. Herrle (Vice Chair)	142,008	15	142,023
Barbara M. Adams	123,000	15	123,015
Thomas Bailey	22,916	15	22,931
Nathaniel Bonnell	123,000	15	123,015
Glenn R. Brooks	130,204	15	130,219
Romulo L. Diaz, Jr., Esq.	125,275	15	125,290
James V. Dionise	136,996	15	137,011
Angel L. Helm	130,204	15	130,219
Thomas A. Hendry	123,000	15	123,015
Blanche L. Jackson	123,000	15	123,015
Sheryl S. Jordan	123,000	15	123,015
Joseph Major	129,915	15	129,930
Thomas H. Murphy	130,204	15	130,219
Dr. Howard B. Slaughter, Jr.	130,204	15	130,219
Jeane M. Vidoni	132,000	15	132,015

“Total Compensation” does not include previously deferred director fees for prior years’ service and earnings on such fees for those directors participating in the Bank’s nonqualified deferred compensation deferred fees plan for directors. The plan allows directors to defer their fees for the year in total and receive earnings based on returns available under or comparable to certain publicly available mutual funds, including equity funds and money market funds. No Bank matching contributions are made under the plan. Directors who attended all Board and applicable Committee meetings in 2025 received the maximum total fees. In 2025, the Bank had a total of 7 Board meetings and 46 Board Committee meetings. There was one Board Executive Committee meeting in 2025.

“All Other Compensation” for each includes $15 per director annual premium for director travel and accident insurance.

For 2026, the Bank’s Board adopted and received non-objection from the Finance Agency on its 2026 Directors’ Compensation Policy with the basis for fee payment being a combination of quarterly retainer and per-meeting fees, as was the case under the 2025 Directors’ Compensation Policy. In general, the 2026 Directors’ Compensation Policy provides for total fees as follows: 1) $165,000 for the Board Chair; 2) $142,000 for the Board Vice Chair; 3) $137,000 for the Audit Committee Chair; 4) $137,000 for the Governance and Public Policy Committee Chair; 5) $137,000 for the Human Resources and OMWI Committee Chair; 6) $137,000 for the Enterprise Risk Committee Chair; 7) $130,210 for each of the other Committee Chairs; and 8) $123,000 for each of the other directors.

Item 12: Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Generally, the Bank may issue capital stock only to members. As a result, the Bank does not offer any compensation plan under which equity securities of the Bank are authorized for issuance.

Institutions Holding 5% or More of Outstanding Capital Stock
as of February 28, 2026

Name	Address	Capital Stock	% of Total Capital Stock
PNC Bank, N.A. (a)	222 Delaware Avenue Wilmington, Delaware 19899	$668,097,500	27.0%
Ally Bank (b)	200 West Civic Centre Drive Sandy, Utah 84070	279,000,000	11.3%
First National Bank of Pennsylvania (c)	166 Main Street, Greenville, Pennsylvania 16125	262,575,400	10.6%
TD Bank, N.A.	2035 Limestone Road Wilmington, Delaware 19808	227,105,300	9.2%
Notes:
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

Capital Stock Outstanding to Member Institutions
Whose Officers and/or Directors Served as a Director of the Bank
as of February 28, 2026

Name	Address	Capital (1)	% of Total Capital Stock
PNC Bank, N.A.	222 Delaware Avenue Wilmington, Delaware 19899	$668,097,500	27.0%
Penn Community Bank	3969 Durham Road Doylestown, Pennsylvania 18902	12,360,500	0.5%
Harleysville Bank	271 Main Street Harleysville, Pennsylvania 19438	7,200,500	0.3%
NexTier Bank, N.A.	222 Market Street Kittanning, Pennsylvania 16201	7,159,000	0.3%
Citizens Bank of West Virginia	211 Third Street Elkins, West Virginia 26241	5,001,000	0.2%
Hyperion Bank	199 West Girard Avenue Philadelphia, Pennsylvania 19123	1,925,300	0.1%
The Victory Bank	548 North Lewis Road Limerick, Pennsylvania 19468	1,281,600	0.1%
Stepping Stones Community Federal Credit Union	603 N Church St Wilmington, Delaware 19801	10,000	*
Notes:
*Less than 0.1%.
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

Bank’s Cooperative Structure

All members are required by law to purchase capital stock in the Bank. The capital stock of the Bank can be purchased only by members. As a cooperative, the Bank’s products and services are provided almost exclusively to its members. In the ordinary course of business, transactions between the Bank and its members are carried out on terms that are established by the Bank, including pricing and collateralization terms that treat all similarly situated members on a nondiscriminatory basis. Loans included in such transactions did not involve more than the normal risk of collectability or present other unfavorable terms. Currently, eight of the Bank’s 14 directors are officers or directors of members. In recognition of the Bank’s status as a cooperative, in correspondence from the Office of Chief Counsel of the Division of Corporation Finance of the SEC, dated September 28, 2005, transactions in the ordinary course of the Bank’s business with member institutions are excluded from SEC Related Person Transaction disclosure requirements.

Related Person Transaction Policy

In addition to the Bank’s Code of Business Conduct, which continues to govern potential director and executive officer conflicts of interest, originally effective January 31, 2007, most recently updated effective December 11, 2025, the Bank adopted a written Related Person Transaction Policy (Policy). The Policy is subject to annual review and approval and was most recently re-approved by the Board in February 2026. In accordance with the terms of the Policy, the Bank will enter into Related Person Transactions that are not in the ordinary course of Bank business only when the Governance and Public Policy Committee of the Board determines that the Related Person Transaction is in the best interests of the Bank and its investors. Ordinary course of Bank business is defined as providing the Bank’s products and services, including affordable housing products, to member institutions on terms no more favorable than the terms of comparable transactions with similarly situated members. A Related Person Transaction subject to disclosure is a transaction, arrangement or relationship, including any indebtedness or guarantee of indebtedness (or a series of transactions, arrangements or relationships) in which the Bank was, is or will be a participant, the amount involved exceeds $120,000 and in which a Related Person had, has or will have a direct or indirect material interest. A Related Person is any director or executive officer of the Bank, any member of their immediate families or any person (other than a tenant or employee) sharing their households, any firm, corporation or other entity in which any of the foregoing is employed, is a general partner or principal or in a similar position, or in which such person has a 5 percent or greater beneficial ownership interest, or any holder of more than 5 percent of any class of the Bank’s voting securities. A transaction with a company with which a Related Person is associated is deemed pre-approved where the Related Person: (1) serves only as a director of such company; (2) is only an employee (and not an executive officer) of such company; or (3) is the beneficial owner of less than 10 percent of such company’s shares.

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

In 2025, the Bank engaged in Federal funds and interest-bearing deposit transactions with the following Related Person:
•First National Bank of Pennsylvania, a Bank member holding 5 percent or more of the Bank’s outstanding capital stock. The largest principal amount of Federal funds outstanding with First National Bank of Pennsylvania in 2025 was $50.0 million and the total amount of interest paid on Federal funds was $6.0 thousand.

Under the terms of the Bank’s Related Person Transaction Policy as most recently approved, the Governance and Public Policy Committee of the Board annually reviews previously approved Related Person Transactions to determine whether to authorize any new Related Person Transactions with each Related Person that the Governance and Public Policy Committee has previously approved. Such re-authorization applies solely to new Related Person Transactions with such entity(ies) and does not affect the authorized status of any existing and outstanding Related Person Transactions. In February 2026, the Governance and Public Policy Committee considered the previously approved member/stockholder money market transactions as described above and determined to continue the authorization of new such money market transactions with such entities.

Director Independence

Under the FHLBank Act, Bank management is not allowed to serve on the Bank’s Board. Consequently, all directors of the Bank are outside directors. As discussed in Item 10. Directors, Executive Officers and Corporate Governance in this Form 10-K, directors are classified under the FHLBank Act as either being a Member Director or an Independent Director. By statute, the Board cannot expand or reduce the number of directors that serve on the Board. Only the Finance Agency has the authority to determine how many seats exist on the Board, which is currently set at 14. As of February 28, 2026, the Board was comprised of 14 directors: eight Member Directors and six Independent Directors. Currently, the Board has its full complement of directors.

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

The FHLBank Act and Finance Agency Regulations. Under the FHLBank Act and Finance Agency regulations, an individual is not eligible to be an Independent Bank Director if the individual serves as an officer, employee, or director of any member of the Bank, or of any recipient of loans from the Bank. During 2025 and through February 28, 2026, none of the Bank’s Independent Directors was an officer, employee or director of any member or of any institution that received advances from the Bank.

Under the FHLBank Act and Finance Agency regulations, the FHLBanks are required to comply with certain substantive Audit Committee director independence standards under the Exchange Act. A relevant rule for those standards generally provides that in order to be considered to be independent, a member of an audit committee may not: a) accept directly or indirectly a compensatory fee (other than from the issuer for service on the Board) or b) be an affiliated person of the issuer, defined as someone who directly or indirectly controls the issuer. Relevant rules generally provide that a person will be deemed not to control an issuer if the person does not own directly or indirectly more than 10 percent of any class of voting equity securities. The rules do not create a presumption in any way that a person exceeding the ownership requirement controls or is otherwise an affiliate of a specified person. As a result, applicable law raises an issue whether a Member Director whose institution is a 10 percent or greater Bank shareholder could be viewed as an affiliate of the Bank, rendering such Member Director ineligible to serve on the Bank’s Audit Committee. Because of the cooperative structure of the FHLBanks, the limited items on which FHLBank stockholders may vote and the statutory cap limiting the votes that any one member may cast for a director to the state average, it is not clear that the fact that a Member Director’s institution that is a 10 percent or greater Bank shareholder is an affiliate of the Bank. Nevertheless, none of the Bank’s current Audit Committee members nor those who served during 2025 were Member Directors from institutions that were 10 percent or greater Bank shareholders.

In addition, the Finance Agency director independence standards prohibit individuals from serving as members of the Bank’s Audit Committee if they have one or more disqualifying relationships with the Bank or its management that would interfere with the exercise of that individual’s independent judgment. Disqualifying relationships considered by the Board are: employment with the Bank at any time during the last five years; acceptance of compensation from the Bank other than for service as a director; being a consultant, advisor, promoter, underwriter or legal counsel for the Bank at any time within the last five years; and being an immediate family member of an individual who is or who has been within the past five years, a Bank executive officer. As of February 28, 2026 and as of the date of this filing, all members of the Audit Committee were independent under these standards.

SEC Rules. Pursuant to the SEC rules applicable to the Bank for disclosure purposes, the Bank’s Board has adopted the independence standards of the New York Stock Exchange (NYSE) to determine which of its directors are independent, which members of its Human Resources and OMWI Committee are not independent, which members of its Audit Committee are not independent, and whether the Bank’s Audit Committee financial expert is independent. As the Bank is not a listed company, the NYSE director independence standards are not substantive standards that are applied to determine whether individuals can serve as members of the Bank’s Board, Human Resources and OMWI or Audit Committees.

After applying the NYSE independence standards, the Board determined that, for purposes of the SEC disclosure rules, as of February 28, 2026, all six of the Bank’s Independent Directors, Brooks, Diaz, Helm, Herrle, Murphy, and Slaughter, are independent. In determining that Director Brooks was independent, the Board considered that Leon N. Weiner & Associates, Inc., the organization for which Director Brooks serves as President, received an AHP grant in the amount of $405,000 from the Bank in 2020 and that Leon N. Weiner Education Foundation, a charitable organization for which Mr. Brooks serves as Vice President, received an $8,000 charitable contribution in 2024 and $10,000 in 2025. In determining that Director Herrle was independent, the Board considered that Light of Light Rescue Mission, a non-profit organization for which Ms. Herrle has provided volunteer assistance, received an AHP grant in the amounts of $403,857 in 2023. The Board also considered that Light of Life Rescue Mission received charitable contributions of $8,000 in 2024 and $10,000 in 2025. Additionally, Girls Inc. of Greater Pittsburgh (formerly Strong Women, Strong Girls, Inc.), a non-profit organization to which Ms. Herrle provides volunteer assistance, serves as a director emeritus and has previously served on the organization’s board received an $8,000 charitable contribution in 2024 and $10,000 in 2025.

The Board was unable to affirmatively determine that there are no material relationships (as defined in the NYSE rules) between the Bank and its eight Member Directors, and on February 12, 2026, concluded that none of the Bank’s current Member Directors (Directors Messrs. Nathaniel S. Bonnell, Charles B. “Charlie” Crawford, Jr., James V. Dionise, Joseph W. Major, and Brendan J. McGill and Mses. Blanche L. Jackson, Sheryl S. Jordan, and Jeane M. Vidoni) was independent under the NYSE independence standards. In making this determination, the Board considered the cooperative relationship between the Bank and its Member Directors. Specifically, the Board considered the fact that each of the Bank’s Member Directors is an officer or director of a Bank member institution, and each member institution has access to, and is encouraged to use, the Bank’s products and services. Furthermore, the Board considered the appropriateness of making a determination of independence with respect to the Member Directors based on a member’s given level of business as of a particular date, when the level of each member’s business with the Bank is dynamic and the Bank’s desire as a cooperative is to increase its level of business with each of its members. As the scope and breadth of a member’s business with the Bank changes, such member’s relationship with the Bank might, at any time, constitute a disqualifying transaction or business relationship under the NYSE’s independence standards. For former Member Directors Messrs. Thomas Bailey and Thomas A. Hendry, who served on the Board in 2025, the Board determined that they were not independent.

The Board’s Human Resources and OMWI Committee has responsibility for overseeing executive compensation. Applying the NYSE independence standards for compensation committee members, the Board determined that the current Member Directors serving on the Human Resources and OMWI Committee, Mr. Major and Mses. Jordan and Vidoni, are not independent. The Board determined that Independent Director Mr. Diaz is independent.

The Board has a standing Audit Committee. The Board determined that the Member Directors serving as members of the Bank’s Audit Committee, Messrs. Bonnell, Crawford, and Dionise and Ms. Jackson, are not independent under the NYSE standards for Audit Committee members. The Board determined that Independent Director Ms. Helm, who is serving as a member of the Bank’s Audit Committee, is independent under the NYSE standards. All of the Bank’s Audit Committee members are independent under the Finance Agency independence standards.

Item 14: Principal Accountant Fees and Services

    The following table sets forth the aggregate fees billed to the Bank for 2025 and 2024 by its independent registered public accounting firm, PricewaterhouseCoopers LLP.

(in thousands)	2025	2024
Audit fees	$1,076	$1,045
Audit-related fees	86	110
All other fees	2	2
Total fees	$1,164	$1,157

Audit fees consist of fees billed for professional services rendered for the audits of the financial statements, reviews of interim financial statements, and audits of the Bank’s internal controls over financial reporting for the years ended December 31, 2025 and 2024.

Audit-related fees consist of fees billed during 2025 and 2024 for assurance and related services reasonably related to the performance of the audit or review of the financial statements. Audit-related fees were for assurance and related services primarily for accounting consultations and fees related to participation in, and presentations at, conferences. All other fees were for the annual license of disclosure compliance checklist.

The Bank is exempt from all Federal, state and local income taxation with the exception of real estate property taxes and certain employer payroll taxes. There were no tax fees paid during 2025 and 2024.

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

The Bank paid additional fees to PricewaterhouseCoopers LLP in the form of assessments paid to the OF. These fees were approximately $64 thousand and $58 thousand for 2025 and 2024, respectively. These fees were classified as Other Expense - Office of Finance on the Statements of Income and were not included in the totals above.

PART IV

Item 15: Exhibits and Financial Statement Schedules

(a)(1) Financial Statements

The following financial Statements of the Federal Home Loan Bank of Pittsburgh, set forth in Item 8 above, are filed as part of this Report.

Management’s Report on Internal Control over Financial Reporting
Report of Independent Registered Public Accounting firms (PCAOB ID 238)
Statements of Income for each of the years ended December 31, 2025, 2024 and 2023
Statements of Comprehensive Income for each of the years ended December 31, 2025, 2024 and 2023
Statements of Condition as of December 31, 2025 and 2024
Statements of Cash Flows for each of the years ended December 31, 2025, 2024 and 2023
Statements of Changes in Capital for each of the years ended December 31, 2025, 2024 and 2023
Notes to Financial Statements

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

(b) Index of Exhibits

The following is a list of the exhibits filed or furnished with the Bank’s 2025 Form 10-K or incorporated herein by reference.

Exhibit No.	Description	Method of Filing +
3.1	Certificate of Organization	Incorporated by reference to the correspondingly numbered Exhibit to the Bank’s registration statement on Form 10 filed with the SEC on June 9, 2006.
3.2	The Bylaws of the Federal Home Loan Bank of Pittsburgh as amended effective March 10, 2016	Incorporated by reference to Exhibit 3.2.1 to the Bank’s Form 10-K filed with the SEC on March 10, 2016.
4.1	Bank Capital Plan, as amended and restated effective October 6, 2014	Incorporated by reference to Exhibit 4.1 to the Bank’s Form 10-K filed with the SEC on March 9, 2022.
4.2	Description of Registered Securities	Incorporated by reference to Exhibit 4.2 to the Bank’s Form 10-K filed with the SEC on March 10, 2020.
10.1	2024 Severance Policy*	Incorporated by reference to Exhibit 10.1.2 to the Bank’s Form 10-K filed with the SEC on March 5, 2025.
10.1.2	2025 Severance Policy*	Filed herewith.
10.2	Amended and Restated Federal Home Loan Banks P&I Funding and Contingency Plan Agreement	Incorporated by reference to Exhibit 10.3.1 to the Bank’s Form 10-Q filed with the SEC on May 9, 2017.
10.3	2025 Directors’ Compensation Policy*	Incorporated by reference to Exhibit 10.2 to the Bank’s Form 10-Q filed with the SEC on May 6, 2025.
10.3.1	2026 Directors’ Compensation Policy*	Incorporated by reference to Exhibit 10.1 to the Bank’s Form 8-K/A filed with the SEC on January 15, 2026.
10.4	Supplemental Executive Retirement Plan Amended and Restated Effective June 26, 2007, Revised December 19, 2008, December 18, 2009, October 26, 2012 and March 26, 2015*	Incorporated by reference to Exhibit 10.5.2 to the Bank’s Form 10-Q filed with the SEC on May 7, 2015.
10.5	Pentegra Defined Benefit Plan for Financial Institutions Summary Plan Description Dated January 1, 2019*	Incorporated by reference to Exhibit 10.5 to the Bank’s Form 10-K filed with the SEC on March 6, 2024.
10.6	Supplemental Thrift Plan Amended and Restated Effective June 26, 2007, Revised September 26, 2007, December 19, 2008, December 18, 2009, October 26, 2012, March 26, 2015, and June 21, 2019*	Incorporated by reference to Exhibit 10.1 to the Bank’s Form 10-Q filed with the SEC on August 8, 2019.
10.6.1	Federal Home Loan Bank of Pittsburgh Defined Contribution Plan Summary Plan Description Dated January 1, 2022*	Filed herewith.
10.7	Mortgage Partnership Finance® Consolidated Interbank Agreement Dated July 22, 2016	Incorporated by reference to Exhibit 10.7.1 to the Bank’s Form 10-Q filed with the SEC on August 9, 2016.
10.7.1	Addendum to the Mortgage Partnership Finance® Consolidated Interbank Agreement Dated August 21, 2017	Incorporated by reference to Exhibit 10.7.1 to the Bank’s Form 10-K filed with the SEC on March 6, 2024.

Exhibit No.	Description	Method of Filing +
10.8	August 2016 Form of Executive Officer Severance Agreement (CIC)*	Incorporated by reference to Exhibit 10.9.1 to the Bank’s Form 10-Q filed with the SEC on August 9, 2016.
10.9	December 2024 Executive Officer Severance Agreement for David G. Paulson*	Incorporated by reference to Exhibit 10.9 to the Bank’s Form 10-K filed with the SEC on March 5, 2025.
10.10	2022 Executive Officer Incentive Compensation Plan*	Incorporated by reference to Exhibit 10.14 to the Bank’s Form 10-K filed with the SEC on March 9, 2022.
10.11	2023 Executive Officer Incentive Compensation Plan*	Incorporated by reference to Exhibit 10.13 to the Bank’s Form 10-K filed with the SEC on March 8, 2023.
10.12	2024 Executive Officer Incentive Compensation Plan*	Incorporated by reference to Exhibit 10.13 to the Bank’s Form 10-K filed with the SEC on March 6, 2024.
10.13	2025 Executive Officer Incentive Compensation Plan*	Incorporated by reference to Exhibit 10.14 to the Bank’s Form 10-K filed with the SEC on March 5, 2025.
10.15	Offer Letter for David G. Paulson*	Incorporated by reference to Exhibit 10.14 to the Bank’s Form 10-K filed with the SEC on March 5, 2025.
10.16	Joint Capital Enhancement Agreement Dated February 28, 2011	Incorporated by reference to Exhibit 99.1 of the Bank’s Form 8-K filed with the SEC on March 1, 2011.
10.17	Amended Joint Capital Enhancement Agreement Dated August 5, 2011	Incorporated by reference to Exhibit 99.1 of the Bank’s Form 8-K filed with the SEC on August 5, 2011.
10.18	Form of Director and Officer Indemnification Agreement*	Incorporated by reference to Exhibit 10.1 to the Bank’s Form 10-Q filed with the SEC on May 7, 2019.
10.19	Agreement and General Release for Peggy Delinois Hamilton Dated November 11, 2025*	Filed herewith.
10.21	2022 Key Employee Incentive Compensation Plan*	Filed herewith
10.22	2023 Key Employee Incentive Compensation Plan*	Filed herewith
10.23	2024 Key Employee Incentive Compensation Plan*	Filed herewith
10.24	2025 Key Employee Incentive Compensation Plan*	Filed herewith
19.1	Securities Trading Policy	Incorporated by reference to Exhibit 19.1 to the Bank’s Form 10-K filed with the SEC on March 5, 2025.
24.0	Power of Attorney	Filed herewith.
31.1	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 for the Chief Executive Officer	Filed herewith.
31.2	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 for the Principal Financial Officer	Filed herewith.
32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 for the Chief Executive Officer	Furnished herewith.
32.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 for the Principal Financial Officer	Furnished herewith.
99.1	Federal Home Loan Bank of Pittsburgh Board of Directors Audit Committee Charter	Filed herewith.
99.2	Report of the Audit Committee	Furnished herewith.
101.INS	XBRL Instance Document - The instance document does not appear in the interactive data file because its XBRL tags are embedded within the inline XBRL document.	Filed herewith.
101.SCH	XBRL Taxonomy Extension Schema Document	Filed herewith.
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document	Filed herewith.
101.LAB	XBRL Taxonomy Extension Label Linkbase Document	Filed herewith.
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document	Filed herewith.
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document	Filed herewith.
104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)	Filed herewith.

+ Incorporated document references to filings by the registrant are to SEC File No. 000-51395.
* Denotes management contract or compensatory plan.

Item 16: Form 10-K Summary

None

GLOSSARY

ABS: Asset-Backed Securities
ACL: Allowance for credit losses
AMA: Acquired member assets
AMA Investment Grade: A determination made by the Bank with respect to an asset or pool, based on documented analysis, including consideration of applicable insurance, credit enhancements, and other sources for repayment on the asset or pool, that the Bank has a high degree of confidence that it will be paid principal and interest in all material respects, even under reasonably likely adverse changes to expected economic conditions.

Annual Collateral Certification Report (ACCR): The ACCR is a certification that the member maintains qualifying lending value equal to or greater than the collateral maintenance level, to secure all loans and other credit products, and certifies compliance with FHLBank guidance on subprime and nontraditional lending. Members that are required to file an ACCR are insurance company members, community development financial institutions (CDFIs) and members in listing status that derive an MBC from a loan-level listing template or through the physical delivery of loans or securities

APBO: Accumulated Post-retirement Benefit Obligation
Accumulated Other Comprehensive Income (Loss) (AOCI): Represents gains and losses of the Bank that have not yet been realized; balance is presented in the Equity section of the Statements of Condition.

Advance: Secured loan made to a member, former member, or housing associate
Affordable Housing Program (AHP): Bank program that provides primarily direct grants and/or subsidized loans to assist members in meeting communities’ affordable housing needs. Each FHLBank sets aside 10% of its pre-assessment income to fund the program with a minimum $100 million annual contribution by all 11 FHLBanks.

Banking On Business (BOB): Bank program that assists eligible small businesses with start-up and expansion.
Capital stock: The five-year redeemable stock issued by the Bank pursuant to its Capital Plan.
Clearing House: Derivative Clearing Organizations
CODM: Bank’s chief operating decision maker
Collateral: Property subject to a security interest that secures the discharge of an obligation (e.g., mortgage or debt obligation); a security interest that the Bank is required by statute to obtain and thereafter maintain beginning at the time of origination or renewal of a loan.

Collateralized mortgage obligations (CMO): Type of bond that divides cash flows from a pool of mortgages into multiple classes with different maturities or risk profiles.
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

Nationally Recognized Statistical Rating Organization (NRSRO): Credit rating agency registered with the SEC.
NYSE: The New York Stock Exchange located in New York, New York.
OIS: Overnight Index Swap rate based on the Federal Funds Effective rate
OMWI: Office of Minority and Women Inclusion
ORERC: Other real estate-related collateral.
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

SEC: Securities and Exchange Commission
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

Date: March 4, 2026

    Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Capacity	Date
/s/ David G. Paulson David G. Paulson	President and Chief Executive Officer (Principal Executive Officer)	March 4, 2026
/s/ Edward V. Weller Edward V. Weller	Chief Financial Officer (Principal Financial Officer)	March 4, 2026
/s/ Matthew A. Cooper Matthew A. Cooper	Chief Accounting Officer (Principal Accounting Officer)	March 4, 2026
*/s/ Brendan J. McGill Brendan J. McGill	Chairman of the Board of Directors	March 4, 2026
*/s/ Louise M. Herrle Louise M. Herrle	Vice Chairman of the Board of Directors	March 4, 2026
*/s/ Nathaniel S. Bonnell Nathaniel S. Bonnell	Director	March 4, 2026
*/s/ Glenn R. Brooks Glenn R. Brooks	Director	March 4, 2026

Signature	Capacity	Date
*/s/ Charles B. Crawford, Jr. Charles B. Crawford, Jr.	Director	March 4, 2026
*/s/ Romulo L. Diaz, Jr., Esq. Romulo L. Diaz, Jr., Esq.	Director	March 4, 2026
*/s/ James V. Dionise James V. Dionise	Director	March 4, 2026
*/s/ Angel L. Helm Angel L. Helm	Director	March 4, 2026
*/s/ Blanche L. Jackson Blanche L. Jackson	Director	March 4, 2026
*/s/ Sheryl S. Jordan Sheryl S. Jordan	Director	March 4, 2026
*/s/ Joseph W. Major Joseph W. Major	Director	March 4, 2026
*/s/ Thomas H. Murphy Thomas H. Murphy	Director	March 4, 2026
*/s/ Dr. Howard B. Slaughter, Jr. Dr. Howard B. Slaughter, Jr.	Director	March 4, 2026
*/s/ Jeane M. Vidoni Jeane M. Vidoni	Director	March 4, 2026
*By: /s/ John A. Ott John A. Ott, Attorney-in-fact, pursuant to Power of Attorney filed herewith