Form 10-Q
period 2026-03-31
Federal Home Loan Bank of Pittsburgh
filed 2026-05-05
CIK 1330399

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2026
or
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

There were 30,388,185 shares of common stock with a par value of $100 per share outstanding at April 30, 2026.

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
▪increases or decreases in advances prepayments;
▪changes in investor demand for FHLBank debt or in the ratings of FHLBank System debt;
▪the Bank’s ability to enter into financial instruments to meet its investment, balance sheet and risk management goals;
▪disruptions in the capital markets;
▪the ability of each of the other FHLBanks to repay the principal and interest on consolidated obligations for which it is the primary obligor and with respect to which the Bank has joint and several liability; and
▪technology and cybersecurity risks (including cybersecurity risk driven by artificial intelligence).

Readers of this report should not rely solely on the forward-looking statements and should consider all risks and uncertainties addressed throughout this report, as well as those discussed in the Bank’s 2025 Form 10-K filed with the Securities and Exchange Commission (the SEC) on March 4, 2026 (2025 Form 10-K), including Risk Factors included in Part I, Item 1A of that report. Information on the Bank’s website referred to in this Form 10-Q is not incorporated in, or a part of, this Form 10-Q. Forward-looking statements in this Form 10-Q should not be relied on as representing the Bank’s expectations or assumptions as of any time subsequent to the time this Form 10-Q is filed with the SEC. Forward-looking statements speak only as of the date made, and the Bank has no obligation, and does not undertake publicly, to update or revise any forward-looking statement for any reason.

This Management’s Discussion and Analysis should be read in conjunction with the Bank’s unaudited interim financial statements and notes and any Risk Factors included in Part II, Item 1A of this Form 10-Q and all risks and uncertainties addressed throughout this report, as well as those discussed in the Bank’s 2025 Form 10-K, including Risk Factors included in Part I, Item 1A of that report.

Executive Summary

Overview. The Bank’s financial condition and results of operations are influenced by global and national economies, local economies within its three-state district, and the conditions in the financial, housing and credit markets, including factors which impact the interest rate environment.

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

The conflicts in the Middle East drove energy prices and inflation expectations higher, contributing to rising Treasury yields in the first quarter of 2026. With the labor market showing signs of stabilization during the quarter and future inflation concerns building, the Federal Reserve Board (Federal Reserve) left the federal funds target range unchanged at 3.50%-3.75% at the January, March and April meetings. In again leaving the federal funds target range unchanged at its April meeting, the Federal Reserve stated that “[d]evelopments in the Middle East are contributing to a high level of uncertainty about the economic outlook.” FHLBank debt spreads relative to U.S. Treasuries were stable during the quarter despite geopolitical uncertainty and increased FHLBank debt issuance.

The Bank remains attentive to factors that may influence interest rates, as well as other conditions that could adversely affect the Bank’s business or results of operations. In addition to monitoring the interest rate environment, management notes the partial shutdown of the U.S. Federal Government, which began on February 14, 2026 and concluded on April 30, 2026. The Bank continues to evaluate the extent to which this recent partial shutdown may have affected broader economic activity, including economic growth and labor market conditions. For additional discussion of the risks that may result from the partial shutdown, refer to Item 1A. Risk Factors – Business Risk in the Bank’s 2025 Form 10-K.

Results of Operations. The Bank’s net income for the first quarter of 2026 totaled $89.5 million, compared to $120.1 million for the first quarter of 2025. The $30.6 million decrease was driven primarily by lower net interest income. The decrease in interest income was the result of lower average advances and lower average short-term interest rates. The net interest margin was 69 basis points in the first quarter of 2026 and 68 basis points in the first quarter of 2025.

Statutory Affordable Housing Program (AHP) assessments were $10.0 million as a result of first quarter 2026 earnings, compared to $13.4 million in the same three month prior-year period.

In addition to statutory AHP assessments under the Federal Home Loan Bank Act (FHLBank Act), the Bank anticipates making voluntary contributions of at least 5% of the prior year’s pre-assessment net income to voluntary community products, a committed target of $25.8 million for 2026. In addition, the Bank intends to continue to make a supplemental voluntary contribution to AHP to increase the pool of available AHP funds to the amount that would have been statutorily required, absent the Bank’s voluntary contributions.

Financial Condition. Advances. Advances totaled $46.5 billion at March 31, 2026 an increase of $9.7 billion compared to $36.8 billion at December 31, 2025. In addition, the par value of advances that had a remaining maturity of more than one year increased to 41% at March 31, 2026 compared to 37% at December 31, 2025. Member demand for advances continues to be driven by members’ liquidity management practices, which are influenced by their loan demand, deposit balances and investment activities. Although advance levels increased, it is not uncommon for the Bank to experience fluctuations in the overall advance portfolio driven primarily by changes in member needs.

The ability to grow and/or maintain the advance portfolio is affected by, among other things, the following: (1) the liquidity demands of the Bank’s borrowers; (2) the composition of the Bank’s membership; (3) members’ regulatory requirements; (4) current and future credit market conditions; (5) housing market trends; (6) the shape of the yield curve; and (7) advance pricing.

Liquidity Investments. The Bank maintains liquidity to meet member borrowing needs and regulatory standards. The liquidity investment portfolio is comprised of cash, interest-bearing deposits, Federal funds sold, securities purchased under agreements to resell, and U.S. Treasury obligations classified as trading or available-for-sale (AFS). At March 31, 2026, the Bank held $16.3 billion of liquid assets compared to $16.0 billion at December 31, 2025.

Investments. The Bank’s investment portfolio, excluding those investments included in the liquidity portfolio, is comprised of trading, AFS and held-to-maturity (HTM) investments. The investments are subject to the Bank’s risk guidelines and certain other requirements, such as yield. The Bank’s investment portfolio increased to $14.9 billion at March 31, 2026 compared to $14.5 billion at December 31, 2025. .

Consolidated Obligations. The Bank’s consolidated obligations totaled $77.2 billion at March 31, 2026, an increase of $9.7 billion from December 31, 2025. At March 31, 2026, bonds represented 69% of the Bank’s consolidated obligations, compared with 75% at December 31, 2025. Discount notes represented 31% of the Bank’s consolidated obligations at March 31, 2026 compared with 25% at year-end 2025. The overall increase in consolidated obligations outstanding is consistent with the increase in advance balances. The Bank increased its share of discount notes as it took advantage of favorable funding spreads.

Capital Position and Regulatory Requirements. Total capital at March 31, 2026 was $5.1 billion, compared to $4.6 billion at December 31, 2025. Total capital increased due to an increase in capital stock as a result of higher advances. Total retained earnings at March 31, 2026 were $2.3 billion, compared with $2.2 billion at December 31, 2025.

In April 2026, the Bank paid quarterly dividends of 9.50% annualized on activity stock and 4.85% annualized on membership stock. These dividends are calculated on stockholders’ average balances for the first quarter of 2026. For additional information on quarterly dividends, see Note 7 - Capital in this Form 10-Q.

Earnings Performance

    The following is the Bank’s earnings performance for the three months ended March 31, 2026, which should be read in conjunction with the Bank’s unaudited interim financial statements included in this Form 10-Q as well as the audited financial statements included in Item 8. Financial Statements and Supplementary Data in the Bank’s 2025 Form 10-K.

Net Interest Income

Average Balances and Interest Yields/Rates Paid. The following table summarizes the average balances, yields or rates paid, and net interest margin on interest-earning assets and interest-bearing liabilities for the three months ended March 31, 2026 and 2025.

	Three months ended March 31,
	2026			2025
(dollars in millions)	Average Balance	Interest Income/ Expense	Avg. Yield/ Rate (%)	Average Balance	Interest Income/ Expense	Avg. Yield/ Rate (%)
Assets:
Securities purchased under agreements to resell	$2,160.2	$19.6	3.67	$5,307.1	$57.3	4.38
Federal funds sold	9,336.8	84.4	3.67	6,937.8	74.1	4.33
Interest-bearing deposits (1)	2,839.8	26.1	3.73	3,615.7	39.0	4.37
Investment securities (2)	19,420.7	213.0	4.45	19,521.9	243.3	5.05
Advances (3)	39,485.0	402.1	4.13	62,130.6	738.4	4.82
Mortgage loans held for portfolio (4)	5,286.7	53.7	4.12	4,872.9	45.9	3.82
Total interest-earning assets	78,529.2	798.9	4.13	102,386.0	1,198.0	4.75
Other assets	1,038.9			1,249.7
Total assets	$79,568.1			$103,635.7
Liabilities and capital:
Deposits (1)	$663.1	$5.7	3.49	$677.0	$7.2	4.31
Consolidated obligation discount notes	21,206.1	191.5	3.66	10,232.1	109.1	4.32
Consolidated obligation bonds	51,710.4	468.2	3.67	85,549.4	909.4	4.31
Other borrowings	12.5	0.3	9.35	6.8	0.1	8.67
Total interest-bearing liabilities	73,592.1	665.7	3.67	96,465.3	1,025.8	4.31
Other liabilities	1,261.3			1,762.5
Total capital	4,714.7			5,407.9
Total liabilities and capital	$79,568.1			$103,635.7
Net interest spread			0.46			0.44
Impact of noninterest-bearing funds			0.23			0.24
Net interest income/net interest margin (5)		$133.2	0.69		$172.2	0.68
Notes:
(1) Average balances of deposits (assets and liabilities) include cash collateral received from/paid to counterparties which is reflected in the Statements of Condition as derivative assets/liabilities.
(2) Investment securities include trading, AFS and HTM securities. The average balances of AFS and HTM are reflected at amortized cost.
(3) Interest on advances includes prepayment fees, net of $0.7 million and $0.8 million in 2026 and 2025, respectively.
(4) Nonaccrual mortgage loans are included in average balances in determining the average rate.
(5) Net interest margin is net interest income before provision (reversal) for credit losses as a percentage of average interest-earning assets.

The Bank’s business model is intended to protect the net interest spread earned by the Bank and withstand fluctuations in both the level of interest rates and volume of business. Net interest spread increased in the first quarter of 2026 to 46 basis points compared to 44 basis points over the same prior year period. This was primarily due to changes in the Bank's balance sheet composition with relatively lower net spread advances now making up a smaller portion of total assets.

Net interest margin increased to 69 basis points for the first quarter of 2026, compared to 68 basis points in the first quarter of 2025 due to higher net interest spread and partially offset by a reduction in earnings on capital from lower capital levels and lower short-term interest rates.

Rate/Volume Analysis. Changes in both volume and interest rates influence changes in net interest income and net interest margin. The following table summarizes changes in interest income and interest expense between the three months ended March 31, 2026 and 2025.

	Increase (Decrease) in Interest Income/Expense Due to Changes in Rate/Volume 2026 compared to 2025
	Three months ended March 31,
(in millions)	Volume (1) (3)	Rate (2) (3)	Total
Securities purchased under agreements to resell	$(29.6)	$(8.1)	$(37.7)
Federal funds sold	22.9	(12.6)	10.3
Interest-bearing deposits	(7.6)	(5.3)	(12.9)
Investment securities	(1.3)	(29.0)	(30.3)
Advances	(241.5)	(94.8)	(336.3)
Mortgage loans held for portfolio	4.1	3.7	7.8
Total interest-earning assets	$(253.0)	$(146.1)	$(399.1)

Deposits	$(0.2)	$(1.3)	$(1.5)
Consolidated obligation discount notes	101.3	(18.9)	82.4
Consolidated obligation bonds	(320.9)	(120.3)	(441.2)
Other borrowings	0.2	—	0.2
Total interest-bearing liabilities	$(219.6)	$(140.5)	$(360.1)
Total increase (decrease) in net interest income	$(33.4)	$(5.6)	$(39.0)
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

Interest income decreased in the first quarter of 2026 compared to 2025. The decrease was driven by lower average advances and lower yields due to a decrease in short-term interest rates.

Interest expense decreased in the first quarter of 2026 compared to 2025 driven by lower average consolidated obligations and lower rates paid on consolidated obligations due to decreases in short-term interest rates.

Advance Prepayment Fees. When a borrower elects to prepay an advance, the Bank charges the borrower a prepayment fee, which makes the Bank financially indifferent to a borrower’s decision to prepay an advance. The Bank records prepayment fees net of basis adjustments, if applicable, which are primarily related to hedging activities included in the carrying value of the advance, as interest income on advances on the Statements of Income. The following table summarizes the advance prepayment fees for the three months ended March 31, 2026 and 2025.

	Three months ended March 31,
(in millions)	2026	2025
Gross amount of prepayment fees received from advance borrowers	$0.9	$0.3
Hedging fair value adjustments	(0.2)	0.5
Total advance prepayment fees, net	$0.7	$0.8

    Derivative Effects on Net Interest Income. The following tables quantify the effects of the Bank’s derivative activities on net interest income for the three months ended March 31, 2026 and 2025. The effect on earnings from derivatives not receiving fair value hedge accounting are included in“ Non-Interest Income”.

Three months ended March 31, 2026
(in millions)	Advances	Investments	Mortgage Loans	Bonds	Discount Notes	Total
Amortization/accretion of hedging activities	$—	$—	$0.3	$—	$—	$0.3
Gains (losses) on designated fair value hedges	—	(0.3)	—	0.2	1.1	1.0
Net interest settlements on designated fair value hedges	7.7	19.3	—	(34.1)	1.4	(5.7)
Other - price alignment amount on cleared derivatives	(0.4)	(1.3)	—	(0.2)	—	(1.9)
Total effect on net interest income	$7.3	$17.7	$0.3	$(34.1)	$2.5	$(6.3)

Three months ended March 31, 2025
(in millions)	Advances	Investments	Mortgage Loans	Bonds	Discount Notes	Total
Amortization/accretion of hedging activities	$0.1	$—	$0.1	$—	$—	$0.2
Gains (losses) on designated fair value hedges	—	(0.3)	—	—	0.8	0.5
Net interest settlements on designated fair value hedges	29.7	38.8	—	(54.2)	0.4	14.7
Other - price alignment amount on cleared derivatives	(1.6)	(4.0)	—	(0.1)	—	(5.7)
Total effect on net interest income	$28.2	$34.5	$0.1	$(54.3)	$1.2	$9.7

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

Noninterest Income

	Three months ended March 31,
(in millions)	2026	2025
Net gains (losses) on investment securities	$(0.6)	$2.4
Net gains (losses) on derivatives	(7.4)	(11.9)
Standby letters of credit fees	7.9	8.8
Other, net	1.3	0.7
Total noninterest income (loss)	$1.2	$—

The Bank’s noninterest income was $1.2 million for the three months ended March 31, 2026 compared to $0.0 million in the same prior year period.

Derivatives and Economic Hedging Activities. The following tables detail the net effect of economic derivatives on noninterest income for the three months ended March 31, 2026 and 2025. For information on derivatives utilizing hedge accounting reported in net interest income, see Derivative Effects on Net Interest Income within the Earnings Performance - Net Interest Income in this Item.

	Three months ended March 31, 2026
(in millions)	Advances	Investments	Mortgage Loans	Bonds	Discount Notes	Other	Total
Net gains (losses) on derivatives:
Gains (losses) on derivatives not receiving hedge accounting, including net interest settlements	$0.9	$3.2	$(1.7)	$(9.9)	$—	$—	$(7.5)
Other - price alignment amount on cleared derivatives	—	—	—	—	—	0.1	0.1
Total net gains (losses) on derivatives	$0.9	$3.2	$(1.7)	$(9.9)	$—	$0.1	$(7.4)

	Three months ended March 31, 2025
(in millions)	Advances	Investments	Mortgage Loans	Bonds	Discount Notes	Other	Total
Net gains (losses) on derivatives:
Gains (losses) on derivatives not receiving hedge accounting, including net interest settlements	$(1.4)	$(6.6)	$(9.5)	$5.8	$—	$—	$(11.7)
Other - price alignment amount on cleared derivatives	—	—	—	—	—	(0.2)	(0.2)
Total net gains (losses) on derivatives	$(1.4)	$(6.6)	$(9.5)	$5.8	$—	$(0.2)	$(11.9)

Derivatives not receiving hedge accounting. For derivatives not receiving hedge accounting (i.e., economic hedges and mortgage delivery commitments), the Bank includes the net interest settlements and the fair value changes in the Net gains (losses) on derivatives financial statement line item. For economic hedges, the Bank recorded net losses of $7.5 million in the first quarter of 2026 compared to net losses of $11.7 million for the first quarter of 2025. The net losses observed for the first quarter of 2026 were driven by a decline in liability swap valuations, partially offset by gains on asset swaps, due to an increase in mid-term rates in the first quarter of 2026. The total notional amount of economic hedges, which includes mortgage delivery commitments, was $8.1 billion at March 31, 2026 and $8.6 billion at December 31, 2025.

Other Expense

	Three months ended March 31,
(in millions)	2026	2025
Compensation and benefits	$15.2	$16.3
Other operating	10.1	10.3
Federal Housing Finance Agency (Finance Agency)	1.5	2.5
Office of Finance	1.3	1.8
Voluntary contributions	5.5	7.0
Total other expense	$33.6	$37.9

The Bank’s total other expense was $33.6 million for the three months ended March 31, 2026, compared to $37.9 million in the same prior-year period. The $4.3 million decrease was due primarily to lower assessments from the Federal Housing Finance Agency (Finance Agency) and the Office of Finance. In addition, voluntary contributions to community products were $5.5 million, including a supplemental voluntary contribution to AHP of $0.5 million, for the three months ended March 31, 2026, a decrease of $1.5 million compared to $7.0 million in the same prior-year period.

Financial Condition

    The following should be read in conjunction with the Bank’s unaudited interim financial statements in this Form 10-Q and the audited financial statements included in Item 8. Financial Statements and Supplementary Data in the Bank’s 2025 Form 10-K.

Assets

    Total assets were $83.8 billion at March 31, 2026, compared with $73.3 billion at December 31, 2025. The increase of $10.5 billion was primarily due to an increase in advances. Advances totaled $46.5 billion at March 31, 2026, compared to $36.8 billion at December 31, 2025. The MBS portfolio increased to $13.8 billion at March 31, 2026 compared to $13.4 billion at December 31, 2025.

The Bank’s return on average assets for the three months ended March 31, 2026 and March 31, 2025 was 0.46% and 0.47%, respectively.

    The Bank’s core mission activities include the issuance of advances and acquiring member assets through the Mortgage Partnership Finance® (MPF®) Program. The core mission asset ratio, defined as the ratio of par amount of advances and MPF loans relative to consolidated obligations adjusted for certain U.S. Treasury securities using a year to date average, was 65.7% as of March 31, 2026 and 68.9% as of December 31, 2025. The decrease in this ratio is primarily due to lower average advances.

“Mortgage Partnership Finance”, “MPF”, “MPF Xtra”, and “MPF 35” are registered trademarks of the FHLBank of Chicago.

    Advances. Advances (par) totaled $46.5 billion at March 31, 2026 compared to $36.8 billion at December 31, 2025. Advance demand continues to be driven by members’ liquidity management practices, which are influenced by their loan demand, deposit balances and investment activities. Although advance demand increased, it is not uncommon for the Bank to experience fluctuations in the overall advance portfolio driven by changes in member needs. At March 31, 2026, the Bank had advances to 118 borrowing members, compared to 128 borrowing members at December 31, 2025. Advances outstanding to the Bank’s five largest borrowers totaled 74.1% of total advances as of March 31, 2026, and 70.6% at December 31, 2025. Fixed rate advances with a balance of $20.8 billion comprised 44.6% of the total par value of advances outstanding at March 31, 2026 compared to $21.2 billion comprising 57.6% at December 31, 2025.

The following table provides information on advances at par by redemption terms at March 31, 2026 and December 31, 2025.

	March 31, 2026
(in millions)	Due in 1 year or less (1)	Due after 1 year through 3 years	Due after 3 years through 5 years	Due after 5 years through 15 years	Thereafter	Total par value
Fixed-rate	$12,416.4	$7,749.1	$157.0	$70.0	$74.8	$20,467.3
Variable-rate	14,821.2	10,010.0	—	—	—	24,831.2
Variable-rate, callable or prepayable (2)	15.0	515.0	420.0	—	—	950.0
Other (3)	217.9	66.4	9.8	5.4	—	299.5
Total par balance	$27,470.5	$18,340.5	$586.8	$75.4	$74.8	$46,548.0

	December 31, 2025
(in millions)	Due in 1 year or less (1)	Due after 1 year through 3 years	Due after 3 years through 5 years	Due after 5 years through 15 years	Thereafter	Total par value
Fixed-rate	$13,108.0	$7,361.8	$248.7	$70.0	$74.8	$20,863.3
Variable-rate	9,990.9	5,010.0	—	—	—	15,000.9
Variable-rate, callable or prepayable (2)	15.0	595.0	—	—	—	610.0
Other (3)	219.0	128.5	14.6	7.4	—	369.5
Total par balance	$23,332.9	$13,095.3	$263.3	$77.4	$74.8	$36,843.7
Notes:
(1) Includes overnight advances.

(2) Prepayable advances are those advances that may be contractually prepaid by the borrower on specified dates without incurring prepayment or termination fees.
(3) Includes fixed-rate amortizing/mortgage matched, convertible, and other advances.

The Bank had no putable advances at March 31, 2026 or December 31, 2025.

The following table provides a distribution of the number of members, categorized by individual member asset size (as reported quarterly), that had an outstanding advance balance during the three months ended March 31, 2026 and 2025. Commercial bank and savings institution members are classified by asset size as follows: Super-Regional (over $150 billion), Regional ($25 billion to $150 billion), Mid-size ($1.54 billion to $25 billion) and Community Financial Institutions (CFIs) (under $1.54 billion). Credit union and insurance members are classified separately.

Member Classification	March 31, 2026	March 31, 2025
Super-Regional	3	3
Regional	6	5
Mid-size	29	36
CFI	82	96
Credit Union	15	21
Insurance	15	14
Total borrowing members during the period	150	175
Total membership	279	285
Percentage of members borrowing during the period	53.8%	61.4%

The following table provides information at par on advances by member classification at March 31, 2026 and December 31, 2025.

(in millions)	March 31, 2026	December 31, 2025
Member Classification
Super-Regional	$30,750.0	$21,350.0
Regional	3,846.4	4,312.8
Mid-size	5,206.5	5,798.4
CFI	2,418.2	2,265.8
Credit Union	1,313.8	1,388.6
Insurance	2,988.8	1,692.8
Non-member	24.3	35.3
Total	$46,548.0	$36,843.7

Allowance for Credit Losses (ACL) - Advances. The Bank evaluates its advances for an allowance for credit losses on a collective, or pooled, basis unless an individual assessment is deemed necessary because the instruments do not possess similar risk characteristics. The Bank pools advances by member type. Based on the collateral held as security, the Bank’s credit extension and collateral policies and repayment history on advances, including that the Bank has not incurred any credit losses since inception, the Bank has not recorded an ACL at March 31, 2026 or December 31, 2025.

Mortgage Loans Held for Portfolio, Net. Mortgage loans held for portfolio, net of ACL, was $5.3 billion and $5.2 billion at March 31, 2026 and December 31, 2025, respectively.

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

Foregone interest represents income the Bank would have recorded if the loan was paying according to its contractual terms. Foregone interest was immaterial for the Bank’s mortgage loans for each of the three months ended March 31, 2026 and March 31, 2025.

The Bank continues to accrue interest on its government-insured or -guaranteed mortgage loans after becoming 90 days or more delinquent. The amount of mortgage loans 90 days or more delinquent and still accruing interest was $2.3 million and $1.7 million at March 31, 2026 and December 31, 2025, respectively.

The performance of the mortgage loans in the Bank’s MPF Program remained stable compared to December 31, 2025, and the MPF Original portfolio continues to outperform the market based on national delinquency statistics. As of March 31, 2026, the Bank’s seriously delinquent mortgage loans (90 days or more delinquent or in the process of foreclosure) represented 0.2% of the MPF Original portfolio, 1.0% of the MPF Plus portfolio, and 0.6% of the MPF 35 portfolio, compared with 0.2%, 0.9%, and 0.5%, respectively, at December 31, 2025.

The following table presents certain metrics and ratios related to the Bank’s mortgage loans held for portfolio. The ratios in the table below are reported after the application of credit enhancement (CE).

	Three months ended March 31,
(dollars in millions)	2026	2025
Average mortgage loans outstanding during the period (unpaid principal balance (UPB))	$5,239.3	$4,824.4
(Charge-offs) Recoveries, net (1)	$(0.3)	$(0.1)
Net charge-offs (recoveries) to average loans outstanding during the period	0.01%	—%

(dollars in millions)	March 31, 2026	December 31, 2025
Mortgage loans held for portfolio (UPB)	$5,270.1	$5,175.2
Nonaccrual loans (UPB)	$28.8	$23.8
ACL on mortgage loans held for portfolio	$2.2	$2.5
ACL to mortgage loans held for portfolio	0.04%	0.05%
Nonaccrual loans to mortgage loans held for portfolio	0.55%	0.46%
ACL to nonaccrual loans	7.60%	10.38%
Note:
(1) Net charge-offs that the Bank does not expect to recover through withheld performance CE fees. See Note 4 – Mortgage Loans Held for Portfolio – Conventional MPF Loans – Credit Enhancements (CE).

Cash and Investments. The Bank’s strategy is to maintain its short-term liquidity position in part to be able to meet members’ advance demand and Bank regulatory liquidity requirements. Excess cash is typically invested in overnight investments. The Bank also maintains an investment portfolio to enhance earnings. These investments may be classified as trading, AFS or HTM.

The Bank maintains a liquidity portfolio comprised of cash, interest-bearing deposits, Federal funds sold, securities purchased under agreements to resell, and U.S. Treasury obligations classified as trading or AFS. The liquidity portfolio totaled $16.3 billion at March 31, 2026 and $16.0 billion at December 31, 2025.

The Bank’s investment portfolio, excluding those investments included in the liquidity portfolio, is comprised of trading, AFS and HTM investments. The investments are subject to the Bank’s risk guidelines and certain other requirements, such as yield. The Bank’s investment portfolio increased to $14.9 billion at March 31, 2026 compared to $14.5 billion at December 31, 2025. The MBS portfolio increased to $13.8 billion at March 31, 2026 compared to $13.4 billion at December 31, 2025.

Investment securities, defined as all trading, AFS, and HTM securities, totaled $20.2 billion at March 31, 2026, compared to $19.5 billion at December 31, 2025. Details of the investment securities portfolio follow.

	Carrying Value
(in millions)	March 31, 2026	December 31, 2025
Trading securities:
Non-MBS:
GSE	$114.1	$119.7
Total trading securities	$114.1	$119.7
Yield on trading securities	3.11%	3.13%
AFS securities:
Non-MBS:
U.S. Treasury obligations	$5,238.8	$4,912.3
GSE and Tennessee Valley Authority (TVA) obligations	824.2	834.1
State or local agency obligations	174.7	174.8
MBS:
U.S. obligations single-family	1,503.6	1,303.9
GSE single-family	4,375.6	4,547.8
GSE multifamily	6,770.4	6,314.3
Private label	98.9	102.1
Total AFS securities	$18,986.2	$18,189.3
Yield on AFS securities (1) (2)	3.84%	3.94%
HTM securities:
MBS:
U.S. obligations single-family	$430.6	$470.2
GSE single-family	381.4	405.2
GSE multifamily	238.6	238.8
Private label	28.0	29.5
Total HTM securities	$1,078.6	$1,143.7
Yield on HTM securities (1) (2)	4.16%	4.23%
Total investment securities	$20,178.9	$19,452.7
Yield on investment securities (1) (2)	3.85%	3.95%
Notes:
(1) Yield excludes the impact of derivatives in a hedging relationship.
(2) The yields on AFS and HTM securities represent weighted averages of the coupon rates adjusted by the impact of amortization and accretion of premiums and discounts for the debt securities in the applicable portfolio.

Liabilities and Capital

Consolidated Obligations. Consolidated obligations consist of bonds and discount notes. The Bank’s consolidated obligations totaled $77.2 billion at March 31, 2026, an increase of $9.7 billion from December 31, 2025. The overall increase in consolidated obligations outstanding is consistent with the increase in advance balances. At March 31, 2026, the Bank’s bonds outstanding increased to $53.7 billion compared to $50.8 billion at December 31, 2025. Discount notes outstanding at March 31, 2026 increased to $23.6 billion from $16.7 billion at December 31, 2025. The Bank increased its share of discount notes as it took advantage of favorable funding spreads.

The following table provides information on consolidated obligations by product type and contractual maturity at March 31, 2026 and December 31, 2025.

	March 31, 2026
(in millions)	Due in 1 year or less	Due after 1 year through 3 years	Due after 3 years through 5 years	Thereafter	Total par value
Discount Notes	$23,775.5	$—	$—	$—	$23,775.5
Fixed-rate, non-callable	5,565.5	2,619.4	1,004.5	603.0	9,792.4
Fixed-rate, callable	12,786.0	2,880.0	1,616.5	2,491.0	19,773.5
Variable- rate, non-callable	17,220.5	1,000.0	50.0	—	18,270.5
Variable- rate, callable	4,855.0	—	—	—	4,855.0
Step-up, non-callable	600.0	50.0	—	—	650.0
Step-up, callable	245.0	20.0	25.0	110.0	400.0
Total par balance	$65,047.5	$6,569.4	$2,696.0	$3,204.0	$77,516.9
Other Adjustments (1)					$(279.7)
Total consolidated obligations					$77,237.2

	December 31, 2025
(in millions)	Due in 1 year or less	Due after 1 year through 3 years	Due after 3 years through 5 years	Thereafter	Total par value
Discount Notes	$16,813.6	$—	$—	$—	$16,813.6
Fixed-rate, non-callable	4,374.0	2,813.6	943.7	663.0	8,794.3
Fixed-rate, callable	12,379.5	2,894.0	1,614.0	2,530.0	19,417.5
Variable- rate, non-callable	17,075.5	315.0	—	—	17,390.5
Variable- rate, callable	4,210.0	—	—	—	4,210.0
Step-up, non-callable	520.0	80.0	—	—	600.0
Step-up, callable	345.0	—	20.0	110.0	475.0
Total par balance	$55,717.6	$6,102.6	$2,577.7	$3,303.0	$67,700.9
Other Adjustments (1)					$(208.6)
Total consolidated obligations					$67,492.3
Note:
(1) Consists of premiums, discounts, and hedging and other adjustments.

Capital and Retained Earnings. The Bank’s return on average equity for the three months ended March 31, 2026 was 7.70%. The Bank’s return on average equity for the three months ended March 31, 2025 was 9.00%. Capital adequacy, including the level of retained earnings, is monitored through the evaluation of market value of equity to par value of capital stock (MV/CS) as well as other risk metrics. Details regarding these metrics are discussed under Risk Management in this Item.

The Bank’s capital stock is owned by its members and former members. The concentration of the Bank’s capital stock by institution type is presented below.

(dollars in millions)	March 31, 2026		December 31, 2025
Commercial banks	113	$2,367.2	114	$1,931.7
Savings institutions	45	144.4	46	138.0
Insurance companies	48	180.7	48	131.1
Credit unions	70	88.0	71	91.1
Community Development Financial Institutions	3	0.3	3	0.3
Total member institutions / total GAAP capital stock	279	$2,780.6	282	$2,292.2
Mandatorily redeemable capital stock		12.2		12.3
Total capital stock		$2,792.8		$2,304.5

    The following tables present member holdings of 10% or more of the Bank’s total capital stock, including mandatorily redeemable capital stock, outstanding as of March 31, 2026 and December 31, 2025.

(dollars in millions)	March 31, 2026		(dollars in millions)	December 31, 2025
Member	Capital Stock	% of Total	Member	Capital Stock	% of Total
PNC Bank, N.A., Wilmington, DE (1)	$948.1	34.0%	PNC Bank, N.A., Wilmington, DE (1)	$547.9	23.8%
Ally Bank	$335.0	12.0%	Ally Bank	$359.0	15.6%
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

The Bank uses a framework for evaluating retained earnings adequacy, consistent with regulatory guidance and requirements. Retained earnings are intended to cover unexpected losses and protect members’ par value of capital stock. The framework also assists management in its overall analysis of the level of future dividends. The framework includes four risk elements that comprise the Bank’s total retained earnings target: (1) market risk; (2) credit risk; (3) operational risk; and (4) accounting risk. The retained earnings target generated from this framework is sensitive to changes in the Bank’s risk profile, whether favorable or unfavorable. The framework generated a retained earnings target of $820 million as of March 31, 2026.

In addition to the retained earnings target, the Bank considers the amount of retained earnings needed for compliance with the regulatory minimum capital-to-asset ratio of 4% to determine an overall retained earnings need. The Bank’s overall retained earnings need is $1,719 million as of March 31, 2026.

The following table presents retained earnings information for the current and prior year.

(in millions)	March 31, 2026	December 31, 2025
Unrestricted Retained Earnings	$1,501.1	$1,462.3
Restricted Retained Earnings	783.4	783.4
Total Retained Earnings	$2,284.5	$2,245.7

The Bank’s restricted retained earnings at March 31, 2026 satisfied the Bank’s contribution requirement to restricted retained earnings pursuant to an agreement among the FHLBanks to make such contributions, as discussed in Note 7 in this Form 10-Q.

Retained earnings increased $38.8 million compared to December 31, 2025. The increase reflected net income that was partially offset by dividends paid. For additional information, see Note 7 in this Form 10-Q.

Dividends. The Bank declares dividends based on an annualized yield and differentiates between membership and activity capital stock. The dividend received by the member is calculated based on the average capital stock owned by the member for the previous quarter. Historically, the Bank has paid cash dividends although dividends may be paid in capital stock. Details regarding the Bank’s payment of dividends, including annual yields, for current and prior year periods are provided in Note 7 - Capital in this Form 10-Q. The following table presents dividend information for the three months ended March 31, 2026 and 2025.

	Three months ended March 31,
	2026	2025
Dividends (in millions)	$50.6	$80.5
Dividends per share	$2.12	$2.45
Dividend payout ratio (1)	56.60%	67.06%
Weighted average dividend rate (2)	8.81%	8.65%
Average Fed Funds rate	3.64%	4.33%
Dividend spread to Fed Funds	5.17%	4.32%
Notes:
(1) Represents dividends paid as a percentage of net income for the respective periods presented.
(2) Weighted average dividend rate is the dividend amount paid during the period divided by the average daily balance of prior period capital stock for the eligible dividends.

Capital Resources

The following should be read in conjunction with the unaudited interim financial statements included in this Form 10-Q and the audited financial statements included in Item 8. Financial Statements and Supplementary Data and the Capital Resources section of Item 1. Business in the Bank’s 2025 Form 10-K.

Risk-Based Capital (RBC)

The Finance Agency’s RBC regulatory framework requires the Bank to maintain sufficient permanent capital, defined as retained earnings plus capital stock, to meet its combined credit risk, market risk and operations risk. Each of these components is computed as specified in regulations and directives issued by the Finance Agency.

(in millions)	March 31, 2026	December 31, 2025
Permanent capital:
Capital stock (1)	$2,792.8	$2,304.5
Retained earnings	2,284.5	2,245.7
Total permanent capital	$5,077.3	$4,550.2
RBC requirement:
Credit risk capital	$215.7	$199.9
Market risk capital	464.8	459.6
Operations risk capital	204.2	197.9
Total RBC requirement	$884.7	$857.4
Excess permanent capital over RBC requirement	$4,192.6	$3,692.8
Note:
(1) Capital stock includes mandatorily redeemable capital stock.

The increase in the total RBC requirement as of March 31, 2026 was primarily due to a higher credit risk capital requirement. The increase was mainly due to advances growth during the first three months of 2026. The Bank continues to maintain significant excess permanent capital over the RBC requirement. The increase in permanent capital and excess permanent capital was driven by the increase in capital stock associated with higher advance levels.

Based on the financial information as of March 31,2026, the Finance Agency determined the Bank was adequately capitalized under the capital rule.

Critical Accounting Estimates

The Bank’s financial statements are prepared by applying certain accounting policies. Note 1 - Summary of Significant Accounting Policies in Item 8. Financial Statements and Supplementary Data in the Bank’s 2025 Form 10-K describes the most significant accounting policies used by the Bank. In addition, the Bank’s critical accounting estimates are presented in Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations in the Bank’s 2025 Form 10-K. Certain of these policies require management to make estimates or economic assumptions that may prove inaccurate or be subject to variations that may significantly affect the Bank’s reported results and financial position for the period or in future periods. Management views these policies as critical accounting estimates.

The Bank made no changes to its critical accounting estimates during the three months ended March 31, 2026.

See Note 1 - Changes in Accounting Principle and Recently Issued Accounting Standards and Interpretations in this Form 10-Q for information on new accounting pronouncements impacting the financial statements or becoming effective for the Bank in future periods.

Legislative and Regulatory Developments
Certain significant legislative and regulatory actions and developments are summarized below. See Management’s Discussion and Analysis of Financial Condition and Results of Operations – Legislative and Regulatory Developments in the Bank’s 2025 Form 10-K for a description of certain legislative and regulatory developments that occurred prior to the publication of that report.

The Bank is subject to various legal and regulatory requirements and priorities. Certain actions, regulatory priorities, and areas of focus, such as deregulation, by the current administration have changed and continue to change the regulatory environment. These changes have affected, and likely will continue to affect, certain aspects of the Bank’s business operations, and could affect the financial condition, results of operations, and reputation of the Bank. For example, the Finance Agency repealed the Fair Lending, Fair Housing, and Equitable Housing Finance Plans regulation applicable to the FHLBanks, effective March 9, 2026, citing the administration’s deregulatory priorities.
March 2026 Executive Orders. On March 13, 2026, the federal executive administration issued two executive orders that address mortgage credit availability and housing affordability and are pertinent to the FHLBanks.

One executive order directs the Finance Agency and other federal financial regulators to consider measures to expand access to mortgage credit, including potential adjustments to capital requirements for mortgage-related exposures; modernization of collateral valuation and transfer systems between the Federal Reserve Banks and the FHLBanks; expansion of access to longer-dated FHLBank advances tied to residential mortgage assets; development of targeted FHLBank liquidity programs for entry-level housing, owner-occupied purchase loans, and small residential builders; acceleration of collateral boarding and valuation processes through standardized data and digital documentation; and refocusing the FHLBanks’ Affordable Housing Programs to support faster execution and greater financial leverage for small-scale and owner-occupied housing projects. This executive order also directs the Finance Agency and the Federal Reserve to consider authorizing the FHLBanks’ intermediate access to the Federal Reserve’s discount window for the FHLBanks’ depository institution members under standardized collateral, operational, and risk-management protocols. In addition, the executive order directs the Finance Agency and other federal agencies to consider standardizing the acceptance of e-notes and promoting digital mortgage standards. In addition, the Finance Agency, in consultation with other relevant federal agencies, is required to submit a report evaluating the efficiency of national housing finance markets and identifying potential regulatory or legislative recommendations to address any regulatory or oversight gaps.

The second executive order directs the Finance Agency and other federal agencies to consider reducing regulatory barriers to affordable housing construction, including by eliminating or reforming rules or programs that constrain residential development and impede housing affordability, especially the construction of affordable single-family homes.

While these executive orders could potentially affect the Bank's liquidity products, collateral and operational requirements, capital deployment, and housing-related initiatives, they do not, by themselves, change existing regulations or program requirements applicable to the Bank and the other FHLBanks. The nature, timing, and scope of any resulting changes remain uncertain and subject to further Finance Agency action, such as rulemaking or guidance. The Bank continues to monitor developments related to these executive orders and assess their potential effect on the Bank and its members. Further, the Bank, together with the FHLBank System, regularly communicates with the Finance Agency, including making recommendations on steps that would further federal executive administration priorities. For example, the FHLBank System recommended certain actions to the Finance Agency in connection with the executive order on mortgage credit availability including, among other things, regulatory changes to address the efficiency of housing finance markets; facilitate longer dated advances; provide greater flexibility in eligibility for and availability of certain advances; increase FHLBank investment authority; allow for the Federal Reserve Banks to accept FHLBank letters of credit as collateral; improve FHLBank and Federal Reserve interoperability during times of stress; and reduce regulatory burdens in connection with member credit risk management and Affordable Housing Programs.

Considering the changes in the regulatory environment, there is uncertainty with respect to the ultimate nature and result of future regulatory actions and their ultimate effects on the Bank and the FHLBank System. The Bank continues to monitor these actions as they evolve and to evaluate their potential effect on the Bank. For further discussion of related risks, see Part I, Item 1A. Risk Factors starting on page 14 in the 2025 Form 10-K.

Risk Management

    The following should be read in conjunction with the Risk Factors in Item 1A and the Risk Governance discussion in Risk Management in Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations, each in the Bank’s 2025 Form 10-K. The Bank employs a corporate governance and internal control framework intended to support the effective management of the Bank’s business activities and the related inherent risks. As part of this framework, the Bank’s board of directors (Board) has approved a Risk Governance Policy and a Member Products Policy, both of which are reviewed regularly and re-approved at least annually. The Risk Governance Policy establishes risk guidelines, limits (if applicable), and standards for credit risk, market risk, liquidity risk, business risk and various forms of operational and technology risk, in accordance with Finance Agency regulations and consistent with the Bank’s risk appetite. The Member Products Policy establishes the eligibility and authorization requirements, policy limits and restrictions, and the terms applicable to each type of Bank product or service, as well as collateral requirements. The risk appetite is established by the Board, as are other applicable guidelines in connection with the Bank’s Capital Plan and overall risk management.

Risk Governance

The Bank’s lending, investment and funding and hedging activities expose the Bank to a number of risks that include market and interest rate risk, credit and counterparty risk, liquidity and funding risk, and operational and business risks. These include risks such as use and reliance on models and end-user computing tools, technology and information security risk, among others. In addition, the Bank’s risks are affected by current and projected financial and residential mortgage market trends.

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

The MV/CS ratio was 183.1% at March 31, 2026 and 198.7% at December 31, 2025. The decrease was primarily due to an increase in capital stock outstanding resulting from increases in advance balances.

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

The Bank regularly validates the models used to measure market risk. Such model validations are performed by the Bank’s model risk management department, which is separate from the model owner. The model validations are supplemented by performance monitoring by the model owner which is reported to the Bank’s model risk management department. In addition, the Bank benchmarks model-derived fair values to those provided by third-party services or alternative internal valuation models. The benchmarking analysis is performed by a group that is separate from the model owner. Results of the model validations and benchmarking analysis, as well as changes to the valuation methodologies and inputs, are reported to the Bank’s Asset and Liability Committee (ALCO) (or subcommittee of), which is responsible for overseeing market risk.

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

The following table presents the Bank’s duration of equity exposure at March 31, 2026 and December 31, 2025.

(in years)	Down 200 basis points	Down 100 basis points	Base Case	Up 100 basis points	Up 200 basis points
Duration of Equity:
March 31, 2026	0.5	1.1	1.4	2.0	2.6
December 31, 2025	0.3	1.1	1.7	2.1	2.7

    Duration of equity changes in the first three months of 2026 were primarily driven by funding mix changes. The Bank regularly monitors the mortgage and related fixed-income markets, including the impact that changes in the market or anticipated modeling changes may have on duration of equity and other market risk measures and may take actions to reduce market risk exposures as needed.

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

ROE Spread Volatility Increase/(Decline)
(in basis points)	Down 200 bps Parallel Shock	Down 100 bps Longer Term Rate Shock	100 bps Steeper	100 bps Flatter	Up 200 bps Parallel Shock
March 31, 2026	46	(9)	20	(12)	(27)
December 31, 2025	47	2	48	(3)	(12)

    The changes in ROE spread volatility at March 31, 2026 as compared with December 31, 2025 mostly reflect the impact of higher expected long-term interest rates. For each scenario, the Board’s limit on the decline in ROE spread is set at no greater than 100 basis points. The Bank was in compliance with the ROE spread volatility limit across all selected interest rate shock scenarios at March 31, 2026 and December 31, 2025.

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

Credit and Counterparty Risk - Total Credit Exposure (TCE) and Collateral

TCE. The Bank manages the credit risk of each member on the basis of the member’s TCE to the Bank, which includes advances and related accrued interest, fees, basis adjustments and estimated prepayment fees; letters of credit; forward-dated advance commitments; and MPF CE and related obligations. This credit risk is managed by monitoring the financial condition of borrowers and by requiring all borrowers (and, where applicable in connection with member affiliate pledge arrangements approved by the Bank, their affiliates) to pledge sufficient eligible collateral for all borrower obligations to the Bank as the Bank seeks to cover all potential forms of credit-related exposure with sufficient eligible collateral. At March 31, 2026, aggregate TCE was $75.6 billion, comprised of approximately $46.5 billion in advance principal outstanding, $28.7 billion in letters of credit (including forward commitments), and $0.4 billion in accrued interest, prepayment fees, MPF credit enhancement obligations and other fees.

Management believes that it has adequate policies and procedures in place to effectively manage credit risk exposure related to member TCE. There have been no significant changes to the Bank’s credit monitoring and collateral practices from those described in the Bank’s 2025 Form 10-K.

At March 31, 2026 and December 31, 2025, on a borrower-by-borrower basis, the Bank had a perfected security interest in eligible collateral with an estimated collateral value (after collateral weightings) in excess of the book value of all members’ and nonmember housing associates’ obligations to the Bank. The Bank has never experienced a loss on its advances.

The following table presents the Bank’s top five financial entities by their TCE at March 31, 2026.

	March 31, 2026
(dollars in millions)	TCE	% of Total
PNC Bank, National Association, DE (1)	$20,477.8	27.1%
TD Bank U.S. Holding Company (2)	19,424.3	25.7
Ally Bank, UT (3)	7,768.6	10.3
Fulton Bank, N.A.	4,330.7	5.7
Customers Bank	3,321.0	4.3
	$55,322.4	73.1%
Other financial institutions	20,323.2	26.9
Total TCE outstanding	$75,645.6	100.0%
Notes:
(1) For Bank membership purposes, principal place of business is Pittsburgh, PA.
(2) Member affiliates aggregated at the U.S. holding company level.
(3) For Bank membership purposes, principal place of business is Horsham, PA.

Advance Concentration Risk. The following table lists the Bank’s top five borrowers based on advances at par as of March 31, 2026.

	March 31, 2026
(dollars in millions)	Advance Balance	% of Total
PNC Bank, National Association, DE (1)	$20,000.0	43.0%
Ally Bank, UT (2)	7,750.0	16.6
TD Bank U.S. Holding Company (3)	3,000.0	6.4
First National Bank of Pennsylvania	2,200.0	4.7
Customers Bank	1,560.0	3.4
	$34,510.0	74.1%
Other borrowers	12,038.0	25.9
Total advances	$46,548.0	100.0%
Notes:
(1) For Bank membership purposes, principal place of business is Pittsburgh, PA.
(2) For Bank membership purposes, principal place of business is Horsham, PA.
(3)Member affiliates aggregated at the U.S. holding company level.

Letters of Credit. The letter of credit product is collateralized under the same policies, procedures and guidelines that apply to advances. Outstanding letters of credit totaled $26.3 billion at March 31, 2026 and $27.5 billion at December 31, 2025, primarily related to public unit deposits. Not included in these totals are additional authorized but unused standby letters of credit of $2.3 billion at March 31, 2026 and $2.3 billion at December 31, 2025. The Bank had a concentration of letters of credit with two members, TD Bank N.A. of $15.0 billion or 57.1% and Fulton Bank of $3.3 billion or 12.7% of the total at March 31, 2026, and two members, TD Bank N.A. of $15.8 billion or 57.4% and Fulton Bank of $3.4 billion or 12.4% of the total at December 31, 2025.

Collateral Policies and Practices. Members are required to maintain eligible collateral to secure their TCE in accordance with the Member Products Policy.

Collateral Agreements and Valuation. The Bank provides members with two types of collateral agreements: a blanket lien collateral pledge agreement and a specific collateral pledge agreement.

For member borrowers, the following tables present information on a combined basis regarding the type of collateral securing their outstanding credit exposure and the collateral status as of March 31, 2026.

	March 31, 2026
(dollars in millions)	Blanket Lien		Listing		Delivery		Total
	Amount	%	Amount	%	Amount	%	Amount	%
One-to-four single-family residential mortgage loans	$107,607.5	42.3%	$1,072.7	9.1%	$6.7	4.2%	$108,686.9	40.8%
High quality investment securities	25,857.1	10.2	5,894.7	50.3	153.7	95.7	31,905.5	12.0
Other real estate-related collateral (ORERC)/CFI eligible collateral	94,799.2	37.2	2,682.2	22.9	0.2	0.1	97,481.6	36.6
Multi-family residential mortgage loans	26,190.4	10.3	2,071.7	17.7	—	—	28,262.1	10.6
Total eligible collateral value	$254,454.2	100.0%	$11,721.3	100.0%	$160.6	100.0%	$266,336.1	100.0%
Total TCE	$68,975.7	91.2%	$6,609.4	8.7%	$60.5	0.1%	$75,645.6	100.0%
Number of members	140	85.4%	18	11.0%	6	3.7%	164	100.0%

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

Investment Quality and External Credit Ratings. The following tables present the Bank’s investment carrying values as of March 31, 2026 based on the lowest credit rating from the NRSROs (Moody’s, S&P and Fitch).

	March 31, 2026 (1)
	Long-Term Rating
(in millions)	AAA	AA	A	BBB	Below Investment Grade	Unrated	Total
Money market investments:
Interest-bearing deposits	$—	$587.3	$2,059.2	$—	$—	$—	$2,646.5
Securities purchased under agreements to resell	—	—	1,550.0	—	—	—	1,550.0
Federal funds sold	—	4,751.0	2,125.0	—	—	—	6,876.0
Total money market investments	—	5,338.3	5,734.2	—	—	—	11,072.5
Investment securities:
U.S. Treasury obligations	—	5,238.8	—	—	—	—	5,238.8
GSE and TVA obligations	—	938.3	—	—	—	—	938.3
State or local agency obligations	13.1	161.6	—	—	—	—	174.7
Total non-MBS	13.1	6,338.7	—	—	—	—	6,351.8
U.S. obligations single-family MBS	—	1,934.2	—	—	—	—	1,934.2
GSE single-family MBS	—	4,756.9	—	—	—	—	4,756.9
GSE multifamily MBS	—	7,009.1	—	—	—	—	7,009.1
Private label MBS	3.2	2.4	4.7	0.5	27.0	89.1	126.9
Total MBS	3.2	13,702.6	4.7	0.5	27.0	89.1	13,827.1
Total investments	$16.3	$25,379.6	$5,738.9	$0.5	$27.0	$89.1	$31,251.4
Note:
(1) Balances exclude $5.6 million of interest-bearing deposits with FHLBank of Chicago at March 31, 2026 and total accrued interest of $89.8 million at March 31, 2026.

The Bank also manages its investments’ credit risks based on an internal credit rating system. For purposes of determining the internal credit rating, the Bank measures credit exposure through a process which includes internal credit review and various external factors, including NRSRO analysis. The Bank does not rely solely on any NRSRO rating in deriving its final internal credit rating.

Short-term Investments. Within the portfolio of short-term investments, the Bank faces credit risk from unsecured exposures. The Bank’s unsecured investments have maturities generally ranging between overnight and six months.

Under the Bank’s Risk Governance Policy, the Bank can place money market investments on an unsecured basis with large financial institutions with long-term credit ratings no lower than BBB. Management actively monitors the credit quality of these counterparties. The Bank also invests in securities purchased under agreements to resell which are secured investments.

As of March 31, 2026, the Bank had unsecured exposure to sixteen counterparties totaling $9.5 billion, with one counterparties exceeding 10% of the total exposure. The following table presents the Bank’s unsecured credit exposure with non-governmental counterparties by investment type at March 31, 2026. The unsecured investment credit exposure presented may not reflect the average or maximum exposure during the period.

(in millions)
Carrying Value	March 31, 2026
Interest-bearing deposits (1)	$2,646.5
Federal funds sold	6,876.0
Total	$9,522.5
Note:
(1) Excludes $5.6 million of Interest-bearing deposits with FHLBank of Chicago at March 31, 2026 and $5.6 million at December 31, 2025.

    As of March 31, 2026, 65.8% of the Bank’s unsecured investment credit exposures were to U.S. branches and agency offices of foreign commercial banks. The Bank actively monitors its credit exposures and the credit quality of its counterparties, including an assessment of each counterparty’s financial performance, capital adequacy, sovereign support, and the current market perceptions of the counterparties. General macro-economic, political and market conditions may also be considered when deciding on unsecured exposure. As a result, the Bank may limit or suspend existing counterparties.

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

    Finance Agency regulation also permits the Bank to extend additional unsecured credit for overnight transactions and for sales of Federal funds subject to continuing contracts that renew automatically. For overnight exposures only, the Bank’s total unsecured exposure to a counterparty may not exceed twice the applicable regulatory limit, or a total of 2% to 30% of the eligible amount of regulatory capital, based on the counterparty’s internal credit rating. As of March 31, 2026, the Bank was in compliance with the regulatory limits established for unsecured credit.

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

(in millions)
March 31, 2026 (1) (2)
	Carrying Value
Domicile of Counterparty	Investment Grade (3) (4)
	AA	A	Total
Domestic	$1,195.3	$2,059.2	$3,254.5
U.S. branches and agency offices of foreign commercial banks:
Australia	725.0	—	725.0
Canada	750.0	1,475.0	2,225.0
Finland	293.0	—	293.0
Netherlands	—	650.0	650.0
Norway	1,150.0	—	1,150.0
Sweden	1,225.0	—	1,225.0
Total U.S. branches and agency offices of foreign commercial banks	$4,143.0	$2,125.0	$6,268.0
Total unsecured investment credit exposure	$5,338.3	$4,184.2	$9,522.5
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
(4) Represents the NRSRO rating of the counterparty not the country. There were no AAA or BBB rated investments at March 31, 2026.

Credit and Counterparty Risk - Mortgage Loans and Derivatives

Mortgage Loans. The Finance Agency has authorized the Bank to hold mortgage loans under the MPF Program whereby the Bank acquires mortgage loans from participating members in a shared credit risk structure. Conventional mortgage loans carry CE requirements such that the Bank has a high degree of confidence that it will be paid principal and interest in all material respects, even under reasonably likely adverse changes to expected economic conditions. Loans are assessed by a third-party credit model at acquisition, and a CE requirement is calculated based on loan attributes and the Bank’s risk tolerance with respect to its MPF portfolio. The Bank had net mortgage loans held for portfolio of $5.3 billion at March 31, 2026 and $5.2 billion at December 31, 2025, after an allowance for credit losses of $2.2 million at March 31, 2026 and $2.5 million at December 31, 2025.

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

When a conventional mortgage loan requires PMI, the MPF Program modeling applied to the Bank’s acquisitions requires additional CE from the Participating Financial Institution (PFI) to compensate for the mortgage insurer rating when it is below BBB+. The unpaid principal balance and maximum coverage outstanding for seriously delinquent loans with PMI as of March 31, 2026 was $15.7 million and $4.6 million, respectively. The corresponding amounts at December 31, 2025 were $10.8 million and $3.0 million.

The MPF Plus product required SMI under the MPF Program when each pool was established. At March 31, 2026, 5 of the 14 MPF Plus pools still have SMI policies in place. The Bank does not currently offer the MPF Plus product and has not purchased loans under MPF Plus Commitments since July 2006. Per MPF Program guidelines, the existing MPF Plus product exposure is required to be secured by the PFI once the SMI company is rated below AA-. As of March 31, 2026, all of the SMI exposure is fully collateralized.

Derivative Counterparties. The Bank does not anticipate credit losses on its uncleared or cleared derivatives as of March 31, 2026.

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

Consolidated Obligations. The Bank’s ability to operate its business, meet its obligations and generate net interest income depends primarily on the ability to issue large amounts of various debt structures at attractive rates. Consolidated obligation bonds and discount notes, along with member deposits and capital, represent the primary funding sources used by the Bank to support its asset base. Consolidated obligations benefit from the Bank’s GSE status; however, they are not obligations of the U.S., and the U.S. government does not guarantee them. Consolidated obligation bonds and discount notes are rated Aa1 with stable outlook/P-1 by Moody’s and AA+ with stable outlook/A-1+ by S&P as of March 31, 2026. These ratings express these NRSRO’s opinions of the likelihood of timely payment of principal and interest.

Liquidity Investment Portfolio. The following investments are eligible to be included in the Bank’s liquidity investment portfolio for regulatory purposes: cash, interest-bearing deposits, Federal funds sold, securities purchased under agreements to resell, and U.S. Treasury obligations classified as trading or AFS.

Contingency Liquidity. The Bank’s sources of contingency liquidity include maturing overnight and short-term investments, maturing advances, unencumbered repurchase-eligible assets, trading securities, AFS securities, and MBS repayments. Uses of contingency liquidity include net settlements of consolidated obligations, member loan commitments, mortgage loan purchase commitments, deposit outflows and maturing other borrowed funds. Excess contingency liquidity is calculated as the difference between sources and uses of contingency liquidity. Excess contingency liquidity was approximately $34.6 billion at March 31, 2026 and $33.0 billion at December 31, 2025.

    Funding and Debt Issuance. During the first three months of 2026, the Bank maintained continual access to funding. Access to short-term debt markets has been reliable because investors, driven by liquidity preferences and risk aversion, have sought the FHLBanks’ short-term debt as an asset of choice. The FHLBanks have maintained comparatively stable access to funding through a diverse investor base at relatively favorable spreads to U.S. Treasury rates. Changes or disruptions in the capital markets could limit the Bank’s ability to issue consolidated obligations, which could impact the Bank’s liquidity and cost of funds.

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

    Regulatory Liquidity Requirements. The Bank is required to maintain a level of liquidity in accordance with certain Finance Agency guidance. Under these policies and guidelines, the Bank is required to maintain contingency liquidity to meet liquidity needs in an amount at least equal to its anticipated net cash outflows under certain scenarios. One scenario assumes that the Bank cannot access the capital markets for a period of 20 days and during that time members would renew any maturing, prepaid or called advances. In addition, the Bank is required to perform and report to the Finance Agency the results of an annual liquidity stress test. For the three months ended March 31, 2026, the Bank was in compliance with these liquidity requirements.

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

Operational and Business Risks

    Operational Risk. Operational risk is defined as the potential for loss resulting from inadequate or failed internal processes, people, and systems, or from external events and encompasses risks related to housing mission-related activities, including the Bank’s member products and services activities and those associated with affordable housing programs or goals and other Bank business activities. The Bank considers various sources of risk of unexpected loss, including human error, fraud, unenforceability of legal contracts, deficiencies in internal controls and/or information systems, and the impact of cyber-security attacks, artificial intelligence (AI) errors, vendor breakdown, or damage from fire, theft, natural disaster or acts of terrorism. Generally, the category of operational risk includes loss exposures of a physical or procedural nature. Specifically, operational risk includes compliance, fraud, information/transaction, legal, cyber, vendor, people, succession and model risk. The Bank has established policies and procedures to manage each of the specific operational risks. The Bank’s approach to cybersecurity risk is discussed in Item 1C. Cybersecurity in the Bank’s 2025 Form 10-K.

    Business Risk. Business risk is the possibility of an adverse impact on the Bank’s profitability or financial or business strategies resulting from external factors that may occur in the short-term and/or long-term. This risk includes the potential for strategic business constraints to be imposed through regulatory, legislative or political changes. Examples of external factors may include, but are not limited to: macroeconomic conditions, financial services industry consolidation, a declining membership base, concentration of borrowing among members, the introduction of new competing products and services, increased non-bank competition, weakening of the FHLBank System’s GSE status, changes in the deposit and mortgage markets for the Bank’s members, changes that occur as a result of legislation or new or changed regulatory guidance, geopolitical instability, AI and other factors that may have a significant direct or indirect impact on the ability of the Bank to achieve its dual mission and strategic objectives. The Bank’s various Risk Management Committees monitor economic indicators and the external environment in which the Bank operates for alignment with the Bank’s risk appetite. A discussion of various Bank risks was also included in Item 1A. Risk Factors in the Bank’s 2025 Form 10-K.

Item 1: Financial Statements (unaudited)

Federal Home Loan Bank of Pittsburgh
Statements of Income (unaudited)

	Three months ended March 31,
(in thousands)	2026	2025
Interest income:
Advances	$402,059	$738,363
Interest-bearing deposits	26,099	39,002
Securities purchased under agreements to resell	19,567	74,094
Federal funds sold	84,424	57,328
Trading securities	959	1,263
Available-for-sale (AFS) securities	201,082	228,560
Held-to-maturity (HTM) securities	10,986	13,495
Mortgage loans held for portfolio	53,699	45,923
Total interest income	798,875	1,198,028
Interest expense:
Consolidated obligations - discount notes	191,456	109,111
Consolidated obligations - bonds	468,236	909,411
Deposits	5,713	7,189
Mandatorily redeemable capital stock and other borrowings	288	146
Total interest expense	665,693	1,025,857
Net interest income	133,182	172,171
Provision (reversal) for credit losses	1,267	780
Net interest income after provision for credit losses	131,915	171,391
Noninterest income (loss):
Net gains (losses) on investment securities (Note 2)	(613)	2,380
Net gains (losses) on derivatives (Note 5)	(7,401)	(11,867)
Standby letters of credit fees	7,915	8,762
Other, net	1,246	682
Total noninterest income (loss)	1,147	(43)
Other expense:
Compensation and benefits	15,182	16,262
Other operating	10,117	10,348
Finance Agency	1,504	2,477
Office of Finance	1,299	1,846
Voluntary contributions	5,515	7,007
Total other expense	33,617	37,940
Income before assessments	99,445	133,408
Affordable Housing Program (AHP) assessment	9,973	13,355
Net income	$89,472	$120,053

The accompanying notes are an integral part of these financial statements.

Federal Home Loan Bank of Pittsburgh
Statements of Comprehensive Income (Loss) (unaudited)

	Three months ended March 31,
(in thousands)	2026	2025
Net income	$89,472	$120,053
Other comprehensive income (loss):
Net change in fair value of AFS securities	(1,758)	31,083
Realized (gains) losses on AFS securities included in net income	—	(417)
Pension and post-retirement benefits	26	20
Total other comprehensive income (loss)	(1,732)	30,686
Total comprehensive income (loss)	$87,740	$150,739

The accompanying notes are an integral part of these financial statements.

Federal Home Loan Bank of Pittsburgh
Statements of Condition (unaudited)

(in thousands, except par value)	March 31, 2026	December 31, 2025
ASSETS
Cash and due from banks	$30,936	$32,585
Interest-bearing deposits (Note 2)	2,652,092	2,408,873
Securities purchased under agreements to resell (Note 2)	1,550,000	2,680,000
Federal funds sold (Note 2)	6,876,000	5,977,000
Investment securities: (Note 2)
Trading securities	114,081	119,676
AFS securities, net; amortized cost of $18,971,266 and $18,171,361	18,986,234	18,189,327
HTM securities; fair value of $1,030,056 and $1,099,599	1,078,554	1,143,705
Total investment securities	20,178,869	19,452,708
Advances (Note 3)	46,477,832	36,819,992
Mortgage loans held for portfolio, net (Note 4)	5,314,484	5,220,302
Accrued interest receivable	292,869	261,589
Derivative assets (Note 5)	348,712	350,117
Other assets	117,041	114,060
Total assets	$83,838,835	$73,317,226

LIABILITIES AND CAPITAL
Liabilities
Deposits	$584,166	$590,785
Consolidated obligations: (Note 6)
Discount notes	23,579,340	16,697,025
Bonds	53,657,879	50,795,251
Total consolidated obligations	77,237,219	67,492,276
Mandatorily redeemable capital stock (Note 7)	12,135	12,344
Accrued interest payable	311,155	305,053
AHP payable	192,906	183,978
Derivative liabilities (Note 5)	17,489	1,994
Other liabilities	386,596	159,195
Total liabilities	78,741,666	68,745,625
Commitments and contingencies (Note 10)
Capital (Note 7)
Capital stock - Class B putable ($100 par value) issued and outstanding shares 27,807 and 22,922, respectively	2,780,687	2,292,218
Retained earnings:
Unrestricted	1,501,119	1,462,288
Restricted	783,372	783,372
Total retained earnings	2,284,491	2,245,660
Accumulated Other Comprehensive Income (Loss) (AOCI)	31,991	33,723
Total capital	5,097,169	4,571,601
Total liabilities and capital	$83,838,835	$73,317,226

The accompanying notes are an integral part of these financial statements.

Federal Home Loan Bank of Pittsburgh
Statements of Cash Flows (unaudited)

	Three months ended March 31,
(in thousands)	2026	2025
OPERATING ACTIVITIES
Net income	$89,472	$120,053
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization (accretion)	2,145	36,717
Net change in derivative and hedging activities	119,946	(202,602)
Net realized losses (gains) from sales of AFS securities	—	(417)
Net change in fair value adjustments on trading securities	613	(1,963)
Other adjustments, net	1,415	941
Net change in:
Accrued interest receivable	(30,531)	68,787
Other assets	(3,438)	8,791
Accrued interest payable	6,116	(59,388)
Other liabilities	(2,547)	(5,857)
Total adjustments	93,719	(154,991)
Net cash provided by (used in) operating activities	$183,191	$(34,938)
INVESTING ACTIVITIES
Net change in:
Interest-bearing deposits (including $55 and $(761) (to) from other FHLBanks)	$(242,566)	$(53,482)
Securities purchased under agreements to resell	1,130,000	3,500,000
Federal funds sold	(899,000)	(2,008,000)
Trading securities:
Proceeds	5,000	—
AFS securities:
Proceeds (includes $0, and $346,659 from sales)	792,675	826,151
Purchases	(1,394,858)	(808,853)
HTM securities:
Proceeds	64,700	52,303
Purchases	—	(99,707)
Advances:
Repaid	100,202,862	81,020,303
Originated	(109,907,123)	(70,872,006)
Mortgage loans held for portfolio:
Principal collected	139,177	93,025
Purchases	(239,457)	(185,524)
Other investing activities, net	(309)	(82)
Net cash provided by (used in) investing activities	$(10,348,899)	$11,464,128

Federal Home Loan Bank of Pittsburgh Statements of Cash Flows (unaudited)
(continued)
	Three months ended March 31,
(in thousands)	2026	2025
FINANCING ACTIVITIES
Net change in deposits	$(9,761)	$(111,092)
Net proceeds from issuance of consolidated obligations:
Discount notes	115,704,470	129,239,858
Bonds	22,189,223	25,969,594
Payments for maturing and retiring consolidated obligations:
Discount notes	(108,820,652)	(132,573,964)
Bonds	(19,336,840)	(33,471,255)
Proceeds from issuance of capital stock	1,648,908	768,014
Payments for repurchase/redemption of capital stock	(1,159,801)	(1,159,723)
Payments for repurchase/redemption of mandatorily redeemable capital stock	(847)	(564)
Cash dividends paid	(50,641)	(80,510)
Net cash provided by (used in) financing activities	$10,164,059	$(11,419,642)
Net increase (decrease) in cash and due from banks	$(1,649)	$9,548
Cash and due from banks at beginning of the period	32,585	17,340
Cash and due from banks at end of the period	$30,936	$26,888
Supplemental disclosures:
Cash activities:
Interest paid	$653,121	$1,033,385
Non-cash activities:
Capital stock reclassified to mandatorily redeemable capital stock	638	—

The accompanying notes are an integral part of these financial statements.

Federal Home Loan Bank of Pittsburgh
Statements of Changes in Capital (unaudited)

	Capital Stock - Putable		Retained Earnings
(in thousands)	Shares	Par Value	Unrestricted	Restricted	Total	AOCI	Total Capital
December 31, 2024	35,617	$3,561,712	$1,370,000	$732,876	$2,102,876	$(30,520)	$5,634,068
Comprehensive income (loss)	—	—	96,043	24,010	120,053	30,686	150,739
Issuance of capital stock	7,680	768,014	—	—	—	—	768,014
Repurchase/redemption of capital stock	(11,597)	(1,159,723)	—	—	—	—	(1,159,723)
Cash dividends	—	—	(80,510)	—	(80,510)	—	(80,510)
March 31, 2025	31,700	$3,170,003	$1,385,533	$756,886	$2,142,419	$166	$5,312,588

December 31, 2025	22,922	$2,292,218	$1,462,288	$783,372	$2,245,660	$33,723	$4,571,601
Comprehensive income (loss)	—	—	89,472	—	89,472	(1,732)	87,740
Issuance of capital stock	16,489	1,648,908	—	—	—	—	1,648,908
Repurchase/redemption of capital stock	(11,598)	(1,159,801)	—	—	—	—	(1,159,801)
Stock reclassified to mandatorily redeemable capital stock	(6)	(638)	—	—	—	—	(638)
Cash dividends	—	—	(50,641)	—	(50,641)	—	(50,641)
March 31, 2026	27,807	$2,780,687	$1,501,119	$783,372	$2,284,491	$31,991	$5,097,169

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

The accounting and financial reporting policies of the Bank conform to U.S. Generally Accepted Accounting Principles (GAAP). Preparation of the unaudited financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, as well as the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of income and expenses. Actual results could differ from those estimates. In the opinion of management, all normal recurring adjustments have been included for a fair statement of this interim financial information. These unaudited financial statements should be read in conjunction with the audited financial statements for the year ended December 31, 2025 included in the Bank’s 2025 Form 10-K.

Note 1 – Changes in Accounting Principle and Recently Issued Accounting Standards and Interpretations

    The Bank did not adopt any new accounting standards during the three months ended March 31, 2026.

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
		This ASU will become effective for the Bank beginning on January 1, 2027. Early adoption is permitted.	The adoption of this ASU is not expected to have a material impact on the Bank’s financial statements.

Notes to Unaudited Financial Statements (continued)
Note 2 – Investments

The Bank has investments in debt securities, which are classified as trading, AFS, or HTM.

Debt Securities. At March 31, 2026 and December 31, 2025, total investment securities and accrued interest had $238.9 million net unsettled purchases or sales which represent a non-cash activity which are not reflected on the Statement of Cash Flows.

    Trading Securities. The following table presents the fair value of trading securities by major security type at March 31, 2026 and December 31, 2025.

(in thousands)	March 31, 2026	December 31, 2025
GSE obligations	$114,081	$119,676

The following table presents net gains (losses) on trading securities for the three months ended March 31, 2026 and 2025.

	Three months ended March 31,
(in thousands)	2026	2025
Net unrealized gains (losses) on trading securities held at period-end	$(612)	$1,963
Net gains (losses) on trading securities sold/matured during the period	(1)	—
Net gains (losses) on trading securities	$(613)	$1,963

AFS Securities. The following tables presents AFS securities by major security type at March 31, 2026 and December 31, 2025.

	March 31, 2026
(in thousands)	Amortized Cost (1)	Allowance for Credit Losses	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Non-MBS:
U.S. Treasury obligations	$5,231,772	$—	$8,167	$(1,156)	$5,238,783
GSE and TVA obligations	809,985	—	15,315	(1,123)	824,177
State or local agency obligations	184,055	—	1	(9,332)	174,724
Total non-MBS	$6,225,812	$—	$23,483	$(11,611)	$6,237,684
MBS:
U.S. obligations single-family	$1,505,839	$—	$3,387	$(5,601)	$1,503,625
GSE single-family	4,389,031	—	12,298	(25,752)	4,375,577
GSE multifamily	6,736,112	—	40,971	(6,624)	6,770,459
Private label	114,472	(17,953)	3,952	(1,582)	98,889
Total MBS	$12,745,454	$(17,953)	$60,608	$(39,559)	$12,748,550
Total AFS securities	$18,971,266	$(17,953)	$84,091	$(51,170)	$18,986,234

Notes to Unaudited Financial Statements (continued)

	December 31, 2025
(in thousands)	Amortized Cost (1)	Allowance for Credit Losses	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Non-MBS:
U.S. Treasury obligations	$4,902,802	$—	$9,749	$(271)	$4,912,280
GSE and TVA obligations	817,747	—	17,326	(1,010)	834,063
State or local agency obligations	181,516	—	10	(6,693)	174,833
Total non-MBS	$5,902,065	$—	$27,085	$(7,974)	$5,921,176
MBS:
U.S. obligations single-family	$1,306,993	$—	$3,184	$(6,295)	$1,303,882
GSE single-family	4,568,337	—	6,899	(27,463)	4,547,773
GSE multifamily	6,278,534	—	40,233	(4,399)	6,314,368
Private label	115,432	(16,713)	4,626	(1,217)	102,128
Total MBS	$12,269,296	$(16,713)	$54,942	$(39,374)	$12,268,151
Total AFS securities	$18,171,361	$(16,713)	$82,027	$(47,348)	$18,189,327
Note:
(1) Includes adjustments made to the cost basis of investments for accretion, amortization and/or fair value hedge accounting adjustments, and excludes accrued interest receivable of $76.6 million at March 31, 2026 and $59.1 million at December 31, 2025.

The following tables summarize the AFS securities with gross unrealized losses as of March 31, 2026 and December 31, 2025. The gross unrealized losses are aggregated by major security type and length of time that individual securities have been in a continuous unrealized loss position.

	March 31, 2026
	Less than 12 Months		Greater than 12 Months		Total
(in thousands)	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
Non-MBS:
U.S. Treasury obligations	$1,133,855	$(1,084)	$24,879	$(72)	$1,158,734	$(1,156)
GSE and TVA obligations	—	—	26,482	(1,123)	26,482	(1,123)
State or local agency obligations	40,080	(995)	123,188	(8,337)	163,268	(9,332)
Total non-MBS	$1,173,935	$(2,079)	$174,549	$(9,532)	$1,348,484	$(11,611)
MBS:
U.S. obligations single-family	$398,761	$(549)	$369,584	$(5,052)	$768,345	$(5,601)
GSE single-family	637,869	(2,029)	1,078,159	(23,723)	1,716,028	(25,752)
GSE multifamily	802,510	(2,642)	1,574,707	(3,982)	2,377,217	(6,624)
Private label	8,681	(246)	23,539	(1,336)	32,220	(1,582)
Total MBS	$1,847,821	$(5,466)	$3,045,989	$(34,093)	$4,893,810	$(39,559)
Total	$3,021,756	$(7,545)	$3,220,538	$(43,625)	$6,242,294	$(51,170)

Notes to Unaudited Financial Statements (continued)

	December 31, 2025
	Less than 12 Months		Greater than 12 Months		Total
(in thousands)	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
Non-MBS:
U.S. Treasury obligations	$402,742	$(39)	$49,589	$(232)	$452,331	$(271)
GSE and TVA obligations	—	—	26,616	(1,010)	26,616	(1,010)
State or local agency obligations	594	(6)	154,103	(6,687)	154,697	(6,693)
Total non-MBS	$403,336	$(45)	$230,308	$(7,929)	$633,644	$(7,974)
MBS:
U.S. obligations single-family	$118,520	$(162)	$616,484	$(6,133)	$735,004	$(6,295)
GSE single-family	1,066,790	(1,336)	1,264,868	(26,127)	2,331,658	(27,463)
GSE multifamily	163,121	(200)	1,709,961	(4,199)	1,873,082	(4,399)
Private label	1,858	(26)	24,089	(1,191)	25,947	(1,217)
Total MBS	$1,350,289	$(1,724)	$3,615,402	$(37,650)	$4,965,691	$(39,374)
Total	$1,753,625	$(1,769)	$3,845,710	$(45,579)	$5,599,335	$(47,348)

Redemption Terms. The amortized cost and fair value of AFS securities by contractual maturity as of March 31, 2026 and December 31, 2025 are presented below. Expected maturities of some securities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment fees. MBS are not presented by contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment fees.

(in thousands)	March 31, 2026		December 31, 2025
Year of Maturity	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Non-MBS:
Due in one year or less	$344,915	$345,448	$488,836	$489,345
Due after one year through five years	4,762,842	4,779,984	4,349,934	4,368,488
Due after five years through ten years	1,035,770	1,036,510	984,185	988,832
Due after ten years	82,285	75,742	79,110	74,511
Total non-MBS	6,225,812	6,237,684	5,902,065	5,921,176
MBS	12,745,454	12,748,550	12,269,296	12,268,151
Total AFS securities	$18,971,266	$18,986,234	$18,171,361	$18,189,327

Realized Gains (Losses) on AFS Securities. The following table provides a summary of proceeds, gross gains and losses on sales of AFS securities for the three months ended March 31, 2026 and March 31, 2025

	Three months ended March 31,
(in thousands)	2026	2025
Proceeds from sales of AFS securities	$—	$346,659
Gross gains on AFS securities	$—	$417
Net realized gains(losses) from sales of AFS securities	$—	$417

HTM Securities. The following table presents HTM securities by major security type at March 31, 2026 and December 31, 2025.

Notes to Unaudited Financial Statements (continued)

	March 31, 2026
(in thousands)	Amortized Cost (1)	Gross Unrealized Holding Gains	Gross Unrealized Holding Losses	Fair Value
MBS:
U.S. obligations single-family	$430,565	$2,332	$(2,530)	$430,367
GSE single-family	381,342	980	(45,755)	336,567
GSE multifamily	238,635	—	(2,154)	236,481
Private label	28,012	5	(1,376)	26,641
Total MBS	$1,078,554	$3,317	$(51,815)	$1,030,056
Total HTM securities	$1,078,554	$3,317	$(51,815)	$1,030,056

	December 31, 2025
(in thousands)	Amortized Cost (1)	Gross Unrealized Holding Gains	Gross Unrealized Holding Losses	Fair Value
MBS:
U.S. obligations single-family	$470,133	$3,951	$(2,219)	$471,865
GSE single-family	405,197	1,257	(45,065)	361,389
GSE multifamily	238,829	—	(798)	238,031
Private label	29,546	21	(1,253)	28,314
Total MBS	$1,143,705	$5,229	$(49,335)	$1,099,599
Total HTM securities	$1,143,705	$5,229	$(49,335)	$1,099,599
Note:
(1) Includes adjustments made to the cost basis of investments for accretion and amortization and excludes accrued interest receivable of $3.6 million at March 31, 2026 and $3.9 million at December 31, 2025.

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

The following table details the Bank’s advances portfolio by year of redemption and weighted-average interest rate as of March 31, 2026 and December 31, 2025.

(dollars in thousands)	March 31, 2026		December 31, 2025
Year of Redemption	Amount	Weighted Average Interest Rate	Amount	Weighted Average Interest Rate
Due in 1 year or less	$27,470,489	3.94%	$23,332,978	4.04%
Due after 1 year through 2 years	15,343,614	3.96	9,454,980	4.05
Due after 2 years through 3 years	2,996,959	3.92	3,640,350	4.07
Due after 3 years through 4 years	135,239	4.14	202,445	4.18
Due after 4 years through 5 years	451,571	4.17	60,822	4.06
Thereafter	150,155	3.42	152,191	3.42
Total par value	$46,548,027	3.95%	$36,843,766	4.05%
Deferred prepayment fees	(59)		(67)
Fair value hedging adjustments	(70,136)		(23,707)
Total book value (1)	$46,477,832		$36,819,992
Note:
(1) Amounts exclude accrued interest receivable of $169.1 million and $158.4 million at March 31, 2026 and December 31, 2025, respectively

The Bank offers certain advances to members that provide a member the right, based upon predetermined exercise dates, to prepay the advance prior to maturity without incurring prepayment or termination fees (returnable advances).

At March 31, 2026 and December 31, 2025, the Bank did not have any advances with embedded features that met the requirements to separate the embedded feature from the host contract and designate the embedded feature as a stand-alone derivative.

The following table summarizes advances by the earlier of year of redemption or next call date as of March 31, 2026 and December 31, 2025.

	Year of Redemption or Next Call Date
(in thousands)	March 31, 2026	December 31, 2025
Due in 1 year or less	$28,405,488	$23,927,978
Due after 1 year through 2 years	14,881,114	8,952,480
Due after 2 years through 3 years	2,944,459	3,547,850
Due after 3 years through 4 years	135,239	202,445
Due after 4 years through 5 years	31,572	60,822
Thereafter	150,155	152,191
Total par value	$46,548,027	$36,843,766

Notes to Unaudited Financial Statements (continued)
Interest Rate Payment Terms. The following table details interest rate payment terms by year of redemption for advances as of March 31, 2026 and December 31, 2025.

(in thousands)	March 31, 2026	December 31, 2025
Fixed-rate – overnight	$1,779,203	$2,355,769
Fixed-rate – term:
Due in 1 year or less	$10,855,138	$10,971,285
Thereafter	8,132,539	7,905,787
Total fixed-rate	$20,766,880	$21,232,841
Variable-rate:
Due in 1 year or less	$14,836,147	$10,005,925
Thereafter	10,945,000	5,605,000
Total variable-rate	$25,781,147	$15,610,925
Total par value	$46,548,027	$36,843,766

Credit Risk Exposure and Security Terms. The Bank’s potential credit risk from advances is primarily concentrated in commercial banks. As of March 31, 2026, the Bank had advances of $34.5 billion outstanding to the five largest borrowers, which represented 74.1% of the total principal amount of advances outstanding. Of those five, two had outstanding advances that were in excess of 10% of the Bank’s total portfolio at March 31, 2026.

As of December 31, 2025, the Bank had advances of $26.0 billion outstanding to the five largest borrowers, which represented 70.6% of the total principal amount of advances outstanding. Of these five, two had outstanding advances that were in excess of 10% of the Bank’s total portfolio at December 31, 2025.

Advances ACL. The Bank evaluates advances for credit losses on a quarterly basis. At March 31, 2026 and December 31, 2025, the Bank did not have credit products that were past due, on nonaccrual status, or considered impaired. In addition, the Bank did not have modifications related to advances with borrowers experiencing financial difficulties during the first three months of 2026.

The Bank continues to evaluate and, as necessary, make changes to its collateral guidelines based on current market conditions. At March 31, 2026 and December 31, 2025, the Bank had rights to collateral on a member-by-member basis with a value in excess of its outstanding extensions of credit. Based on the Bank’s collateral policies, collateral held as security and repayment history of no credit losses on advances, the Bank has not recorded an ACL at March 31, 2026 or December 31, 2025.

Notes to Unaudited Financial Statements (continued)
Note 4 – Mortgage Loans Held for Portfolio

Under the MPF Program, the Bank invests in mortgage loans that it purchases from its participating members and housing associates. The Bank’s participating members originate, service, and credit enhance residential mortgage loans that are sold to the Bank. See Note 8 – Transactions with Related Parties in this Item for further information regarding transactions with related parties.

The following table presents balances as of March 31, 2026 and December 31, 2025 for mortgage loans held for portfolio.

(in thousands)	March 31, 2026	December 31, 2025
Fixed-rate long-term single-family mortgages (1)	$5,197,499	$5,098,101
Fixed-rate medium-term single-family mortgages (2)	72,638	77,064
Total par value	5,270,137	5,175,165
Premiums	75,921	73,778
Discounts	(11,455)	(11,766)
Hedging adjustments	(17,928)	(14,400)
Total mortgage loans held for portfolio (3)	$5,316,675	$5,222,777
Allowance for credit losses on mortgage loans	(2,191)	(2,475)
Mortgage loans held for portfolio, net	$5,314,484	$5,220,302
Notes:
(1) Long-term is defined as an original term of greater than 15 years and up to 30 years.
(2) Medium-term is defined as an original term of 15 years or less.
(3) Amounts exclude accrued interest receivable of $34.0 million at March 31, 2026 and $33.6 million at December 31, 2025.

The following table details the par value of mortgage loans held for portfolio outstanding categorized by type as of March 31, 2026 and December 31, 2025.

(in thousands)	March 31, 2026	December 31, 2025
Conventional loans	$5,188,237	$5,090,977
Government-guaranteed/insured loans	81,900	84,188
Total par value	$5,270,137	$5,175,165

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

Notes to Unaudited Financial Statements (continued)
Credit Quality Indicator for Conventional Mortgage Loans. The following table presents the payment status for conventional mortgage loans at March 31, 2026 and December 31, 2025.

	March 31, 2026
(in thousands)	Origination Year
Payment Status, at amortized cost (1)	Prior to 2022	2022 to 2026	Total
Past due 30-59 days	$38,870	$16,502	$55,372
Past due 60-89 days	13,149	5,674	18,823
Past due 90 days or more	18,793	7,162	25,955
Total past due loans	$70,812	$29,338	$100,150
Current loans	2,984,815	2,148,230	5,133,045
Total conventional loans	$3,055,627	$2,177,568	$5,233,195

	December 31, 2025
(in thousands)	Origination Year
Payment Status, at amortized cost (1)	Prior to 2021	2021 to 2025	Total
Past due 30-59 days	$35,717	$29,782	$65,499
Past due 60-89 days	9,369	8,636	18,005
Past due 90 days or more	11,683	8,675	20,358
Total past due loans	$56,769	$47,093	$103,862
Current loans	2,077,766	2,955,321	5,033,087
Total conventional loans	$2,134,535	$3,002,414	$5,136,949
Note:
(1) The amortized cost at March 31, 2026 and December 31, 2025 excludes accrued interest receivable.

Other Delinquency Statistics. The following table presents the delinquency statistics for the Bank’s mortgage loans at March 31, 2026 and December 31, 2025.

	March 31, 2026
(dollars in thousands) (1)	Conventional MPF Loans	Government-Guaranteed or Insured Loans	Total
In process of foreclosure, included above (2)	$6,510	$302	$6,812
Serious delinquency rate (3)	0.5%	2.9%	0.5%
Past due 90 days or more still accruing interest	$—	$2,359	$2,359
Loans on nonaccrual status	$29,095	$—	$29,095

	December 31, 2025
(dollars in thousands) (1)	Conventional MPF Loans	Government-Guaranteed or Insured Loans	Total
In process of foreclosure, included above (2)	$5,897	$393	$6,290
Serious delinquency rate (3)	0.4%	2.0%	0.4%
Past due 90 days or more still accruing interest	$—	$1,693	$1,693
Loans on nonaccrual status	$24,074	$—	$24,074
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

	March 31, 2026
(in thousands)	Notional Amount of Derivatives	Derivative Assets	Derivative Liabilities
Derivatives designated as hedging instruments:
Interest rate swaps	$62,851,485	$31,863	$108,810
Derivatives not designated as hedging instruments:
Interest rate swaps	$5,707,076	$18,070	$9,623
Interest rate caps or floors	2,350,000	1,941	—
Mortgage delivery commitments	23,296	—	448
Total derivatives not designated as hedging instruments:	$8,080,372	$20,011	$10,071
Total derivatives before netting and collateral adjustments	$70,931,857	$51,874	$118,881
Netting adjustments and cash collateral (1)		296,838	(101,392)
Total derivative assets and total derivative liabilities		$348,712	$17,489

	December 31, 2025
(in thousands)	Notional Amount of Derivatives	Derivative Assets	Derivative Liabilities
Derivatives designated as hedging instruments:
Interest rate swaps	$53,556,210	$53,257	$118,379
Derivatives not designated as hedging instruments:
Interest rate swaps	$5,981,376	$24,689	$7,854
Interest rate caps or floors	2,600,000	1,151	—
Mortgage delivery commitments	33,276	6	598
Total derivatives not designated as hedging instruments:	$8,614,652	$25,846	$8,452
Total derivatives before netting and collateral adjustments	$62,170,862	$79,103	$126,831
Netting adjustments and cash collateral (1)		271,014	(124,837)
Total derivative assets and total derivative liabilities		$350,117	$1,994
Note:
(1) Amounts represent the application of the netting requirements that allow the Bank to settle positive and negative positions and also cash collateral and related accrued interest held or placed by the Bank with the same clearing agent and/or counterparties. Cash collateral posted including accrued interest was $410.6 million for March 31, 2026 and $411.3 million for December 31, 2025. Cash collateral received was $12.3 million for March 31, 2026 and $15.5 million for December 31, 2025.

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

Notes to Unaudited Financial Statements (continued)

(in thousands)	Three months ended March 31, 2026
Hedged item type	Advances	AFS securities	Mortgage loans held for portfolio	Consolidated obligations – discount notes	Consolidated obligations – bonds
Total interest income/ (expense)	$402,059	$201,082	$53,699	$(191,456)	$(468,236)

Gains/(losses) on derivative	$46,457	$45,107	$—	$(3,191)	$9,501
Gains/ (losses) on hedged item	(46,430)	(45,393)	315	4,340	(9,331)
Net interest settlements	7,275	18,075	—	1,366	(34,211)
Effect of derivatives on net interest income	$7,302	$17,789	$315	$2,515	$(34,041)

(in thousands)	Three months ended March 31, 2025
Hedged item type	Advances	AFS securities	Mortgage loans held for portfolio	Consolidated obligations – discount notes	Consolidated obligations – bonds
Total interest income / (expense)	$738,363	$228,560	$45,923	$(109,111)	$(909,411)

Gains/(losses) on derivative	$(74,623)	$(139,453)	$—	$(1,278)	$87,368
Gains/ (losses) on hedged item	74,716	139,094	120	2,064	(87,374)
Net interest settlements	28,076	34,800	—	410	(54,290)
Effect of derivatives on net interest income	$28,169	$34,441	$120	$1,196	$(54,296)

The following table presents the cumulative amount of fair value hedging adjustments and the related carrying amount of the hedged items.

(in thousands)	March 31, 2026
Hedged item type	Advances	AFS securities	Consolidated obligations – discount notes	Consolidated obligations – bonds
Amortized cost of hedged asset/liability (1)	$12,225,772	$10,507,164	$21,247,323	$18,270,524

Basis adjustments for active hedge relationships included in amortized cost	$(70,131)	$(163,739)	$(2,881)	$(88,713)
Basis adjustments for discontinued hedge relationships included in amortized cost	(5)	482	—	—
Total amount of fair value hedging basis adjustments	$(70,136)	$(163,257)	$(2,881)	$(88,713)

(in thousands)	December 31, 2025
Hedged item type	Advances	AFS securities	Consolidated obligations – discount notes	Consolidated obligations – bonds
Amortized cost of hedged asset/liability (1)	$12,068,299	$9,799,500	$14,814,633	$16,589,988

Basis adjustments for active hedge relationships included in amortized cost	$(23,668)	$(118,369)	$1,459	$(98,044)
Basis adjustments for discontinued hedge relationships included in amortized cost	(39)	506	—	—
Total amount of fair value hedging basis adjustments	$(23,707)	$(117,863)	$1,459	$(98,044)
Note:
(1) Includes only the portion of amortized cost representing the hedged items in active or discontinued fair value hedging relationships. Amortized cost includes fair value hedging adjustments.

Notes to Unaudited Financial Statements (continued)
The following table presents net gains (losses) related to derivatives not designated as hedging instruments in noninterest income.

	Three months ended March 31,
(in thousands)	2026	2025
Derivatives not designated as hedging instruments:
Economic hedges:
Interest rate swaps	$(5,295)	$(9,560)
Interest rate caps or floors	790	(1,961)
Net interest settlements	722	1,798
Mortgage delivery commitments	(3,688)	(1,952)
Total net gains (losses) related to derivatives not designated as hedging instruments	$(7,471)	$(11,675)
Other - price alignment amount on cleared derivatives (1)	70	(192)
Net gains (losses) on derivatives	$(7,401)	$(11,867)
Note:
(1) This amount is for derivatives for which variation margin is characterized as a daily settled contract.

Offsetting of Derivative Assets and Derivative Liabilities. The following tables present separately the fair value of derivative instruments meeting or not meeting netting requirements. Gross recognized amounts do not include the related collateral received from or pledged to counterparties. Net amounts reflect the adjustments of collateral received from or pledged to counterparties.

	March 31, 2026
	Derivative Instruments Meeting Netting Requirements
(in thousands)	Gross Recognized Amount	Gross Amounts of Netting Adjustments and Cash Collateral	Net amounts after netting adjustments and cash collateral	Derivative Instruments Not Meeting Netting Requirements (1)	Total Derivative Assets and Total Derivative Liabilities
Derivative assets
Uncleared	$50,882	$(47,724)	$3,158	$—	$3,158
Cleared	992	344,562	345,554	—	345,554
Total derivative assets	$51,874	$296,838	$348,712	$—	$348,712

Derivative liabilities
Uncleared	$102,747	$(85,706)	$17,041	$448	$17,489
Cleared	15,686	(15,686)	—	—	—
Total derivative liabilities	$118,433	$(101,392)	$17,041	$448	$17,489

	December 31, 2025
	Derivative Instruments Meeting Netting Requirements
(in thousands)	Gross Recognized Amount	Gross Amounts of Netting Adjustments and Cash Collateral	Net amounts after netting adjustments and cash collateral	Derivative Instruments Not Meeting Netting Requirements (1)	Total Derivative Assets and Total Derivative Liabilities
Derivative assets
Uncleared	$62,698	$(61,535)	$1,163	$6	$1,169
Cleared	16,399	332,549	348,948	—	348,948
Total derivative assets	$79,097	$271,014	$350,111	$6	$350,117
Derivative liabilities
Uncleared	$125,345	$(123,949)	$1,396	$598	$1,994
Cleared	888	(888)	—	—	—
Total derivative liabilities	$126,233	$(124,837)	$1,396	$598	1,994
Note:
(1) Represents derivatives that are not subject to an enforceable netting agreement (e.g., mortgage delivery commitments).

Notes to Unaudited Financial Statements (continued)
Note 6 – Consolidated Obligations

Consolidated obligations consist of bonds and discount notes. Although the Bank is primarily liable for its portion of consolidated obligations, the Bank is also jointly and severally liable with the other ten FHLBanks for the payment of principal and interest on all consolidated obligations of each of the FHLBanks. The par amounts of the 11 FHLBanks’ outstanding consolidated obligations were $1,204.4 billion at March 31, 2026 and $1,151.8 billion at December 31, 2025.
The following table details interest rate payment terms for the Bank’s consolidated obligation bonds as of March 31, 2026 and December 31, 2025.

(in thousands)	March 31, 2026	December 31, 2025
Par value of consolidated bonds:
Fixed-rate	$29,565,910	$28,211,750
Step-up	1,050,000	1,075,000
Floating-rate	23,125,500	21,600,500
Total par value	$53,741,410	$50,887,250

Maturity Terms. The following table presents a summary of the Bank’s consolidated obligation bonds outstanding by year of contractual maturity and weighted-average interest rate at March 31, 2026 and December 31, 2025.

(dollars in thousands)	March 31, 2026		December 31, 2025
Year of Contractual Maturity	Amount	Weighted Average Interest Rate	Amount	Weighted Average Interest Rate
Due in 1 year or less	$41,271,950	3.31%	$38,903,990	3.34%
Due after 1 year through 2 years	4,092,200	3.43	3,468,100	3.25
Due after 2 years through 3 years	2,477,260	3.58	2,634,525	3.56
Due after 3 years through 4 years	1,212,500	3.79	1,328,135	3.93
Due after 4 years through 5 years	1,483,500	3.35	1,249,500	3.39
Thereafter	3,204,000	3.56	3,303,000	3.58
Total par value	$53,741,410	3.36%	$50,887,250	3.38%
Bond premiums	$18,160		$19,442
Bond discounts	(6,477)		(6,909)
Concession fees	(6,501)		(6,488)
Fair value hedging adjustments	(88,713)		(98,044)
Total book value	$53,657,879		$50,795,251

The following table presents the Bank’s consolidated obligation bonds outstanding between noncallable and callable as of March 31, 2026 and December 31, 2025.

(in thousands)	March 31, 2026	December 31, 2025
Noncallable	$28,712,910	$26,784,760
Callable	25,028,500	24,102,490
Total par value	$53,741,410	$50,887,250

Notes to Unaudited Financial Statements (continued)
The following table presents consolidated obligation bonds outstanding by the earlier of contractual maturity or next call date as of March 31, 2026 and December 31, 2025.

	Year of Contractual Maturity or Next Call Date
(in thousands)	March 31, 2026	December 31, 2025
Due in 1 year or less	$47,921,950	$45,619,490
Due after 1 year through 2 years	2,544,700	1,746,100
Due after 2 years through 3 years	1,597,260	1,908,025
Due after 3 years through 4 years	496,000	431,135
Due after 4 years through 5 years	578,500	519,500
Thereafter	603,000	663,000
Total par value	$53,741,410	$50,887,250

Consolidated Obligation Discount Notes. Consolidated obligation discount notes are issued to raise short-term funds. Discount notes are consolidated obligations with original maturities up to one year. These notes are issued at less than their face amount and redeemed at par value when they mature. The following table details the Bank’s consolidated obligation discount notes as of March 31, 2026 and December 31, 2025.

(dollars in thousands)	March 31, 2026	December 31, 2025
Book value	$23,579,340	$16,697,025
Par value	$23,775,462	$16,813,630
Weighted average interest rate (1)	3.69%	3.83%
Note:
(1) Represents yield to maturity excluding concession fees and hedging adjustments.

Notes to Unaudited Financial Statements (continued)
Note 7 – Capital

    The Bank is subject to three capital requirements under its current Capital Plan structure and the Finance Agency rules and regulations: (1) risk-based capital; (2) total regulatory capital; and (3) leverage capital. Regulatory capital does not include AOCI, but does include mandatorily redeemable capital stock. At March 31, 2026, the Bank was in compliance with all regulatory capital requirements.

The Bank has two subclasses of capital stock: B1 membership stock and B2 activity stock. The Bank had $338.7 million in B1 membership stock and $2,442.0 million in B2 activity stock at March 31, 2026. The Bank had $338.9 million in B1 membership stock and $1,953.3 million in B2 activity stock at December 31, 2025.

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

Finance Agency rules limit the ability of the Bank to create member excess stock under certain circumstances. For example, an FHLBank may not pay dividends in the form of capital stock or issue new excess stock to members if its excess stock exceeds one percent of its total assets or if the issuance of excess stock would cause the FHLBank’s excess stock to exceed one percent of its total assets. As of March 31, 2026, the Bank’s excess capital stock did not exceed one percent of its total assets.

The following table demonstrates the Bank’s compliance with the regulatory capital requirements at March 31, 2026 and December 31, 2025.

	March 31, 2026		December 31, 2025
(dollars in thousands)	Required	Actual	Required	Actual
Regulatory capital requirements:
RBC	$884,719	$5,077,312	$857,373	$4,550,222
Total capital-to-asset ratio	4.0%	6.1%	4.0%	6.2%
Total regulatory capital	$3,353,553	$5,077,312	$2,932,689	$4,550,222
Leverage ratio	5.0%	9.1%	5.0%	9.3%
Leverage capital	$4,191,942	$7,615,968	$3,665,861	$6,825,333

The Finance Agency has established four capital classifications for the FHLBanks: adequately capitalized, undercapitalized, significantly undercapitalized, and critically undercapitalized. Based on the financial information as of March 31, 2026 the Finance Agency determined the Bank was adequately capitalized under the capital rule.

Mandatorily Redeemable Capital Stock. The Bank is a cooperative whose member financial institutions and former members own all of the Bank issued and outstanding capital stock. Shares cannot be purchased or sold except between the Bank and its members at the shares’ par value of $100, in accordance with the Bank’s Capital Plan.

At March 31, 2026 and December 31, 2025, the Bank had $12.1 million and $12.3 million, respectively, in capital stock subject to mandatory redemption with payment subject to a five-year waiting period and the Bank meeting its minimum regulatory capital requirements. The dividends on mandatorily redeemable capital stock recorded as interest expense were $0.3 million and $0.1 million during the three months ended March 31, 2026 and March 31, 2025, respectively.

Notes to Unaudited Financial Statements (continued)
The following table provides the related dollar amounts for activities recorded in mandatorily redeemable capital stock during the three months ended March 31, 2026 and 2025.

	Three months ended March 31,
(in thousands)	2026	2025
Balance, beginning of the period	$12,344	$7,025
Capital stock subject to mandatory redemption reclassified from capital	638	—
Redemption/repurchase of mandatorily redeemable capital stock	(847)	(564)
Balance, end of the period	$12,135	$6,461

    The following table shows the amount of mandatorily redeemable capital stock by contractual year of redemption at March 31, 2026 and December 31, 2025.

(in thousands)	March 31, 2026	December 31, 2025
Due in 1 year or less	$377	$377
Due after 1 year through 2 years	4,026	3,543
Due after 2 years through 3 years	—	946
Due after 3 years through 4 years	—	—
Due after 4 years through 5 years	6,671	6,381
Past contractual redemption date due to activity outstanding	1,061	1,097
Total	$12,135	$12,344

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

Dividends and Retained Earnings. In accordance with the Joint Capital Enhancement Agreement (JCEA), entered into by the Bank, as amended, the Bank allocates on a quarterly basis 20% of its net income to a separate restricted retained earnings (RRE) until the account balance equals at least 1% of the Bank’s average balance of outstanding consolidated obligations for the current quarter. These RRE are not available to pay dividends and are presented separately from other retained earnings on the Statements of Condition. Additionally, the JCEA provides that amounts in restricted retained earnings in excess of 150% of the Bank’s RRE minimum (i.e., one percent of the average balance of outstanding consolidated obligations calculated as of the last day of each calendar quarter) may be released from RRE. At March 31, 2026, retained earnings were $2,284.5 million, including $1,501.1 million of unrestricted retained earnings and $783.4 million of RRE. At March 31, 2026, no allocations were made to RRE as the balance satisfied the contribution requirement.

Dividends paid by the Bank are subject to Board approval and may be paid in either capital stock or cash; historically, the Bank has paid cash dividends only. The dividend paid to the stockholder is calculated based on the average capital stock owned by the stockholder for the previous quarter.

Dividends paid through the first quarter of 2026 and 2025 are presented in the table below.

	Dividend - Annual Yield
	2026		2025
	Membership	Activity	Membership	Activity
February	4.85%	9.50%	5.10%	9.00%

    In April 2026, the Bank paid a quarterly dividend equal to an annual yield of 4.85% on membership stock and 9.50% on activity stock.

Notes to Unaudited Financial Statements (continued)
The following table summarizes the ending balance for each component of the AOCI at March 31, 2026 and March 31, 2025.

AOCI (in thousands)	March 31, 2026	March 31, 2025
Net unrealized gains (losses) on AFS securities	32,921	1,493
Pension and post-retirement	(930)	(1,327)
Total	$31,991	$166

Notes to Unaudited Financial Statements (continued)
Note 8 – Transactions with Related Parties

The following table includes significant outstanding related party member-activity balances.

(in thousands)	March 31, 2026	December 31, 2025
Advances (1)	$28,231,101	$21,823,502
Letters of credit (2)	863,335	926,050
MPF loans	258,129	262,600
Deposits	11,786	10,973
Capital stock	1,316,954	965,784
Notes:
(1) Amount excludes accrued interest, deferred prepayment fees, and hedging adjustments.
(2) Letters of credit are off-balance sheet commitments.

The following table summarizes the effects on the Statements of Income corresponding to the related party member balances above. Amounts related to interest expense on deposits were immaterial for the periods presented.

	Three months ended March 31,
(in thousands)	2026	2025
Interest income on advances (1)	$214,589	$457,258
Interest income on MPF loans	2,815	3,024
Letters of credit fees	262	6,994
Note:
(1) Interest income on advances includes contractual interest income and prepayment fees. The effect of derivative activities is not included.

The following table summarizes the effect of the MPF activities with FHLBank of Chicago.

	Three months ended March 31,
(in thousands)	2026	2025
Servicing fee expense	$1,059	$996

(in thousands)	March 31, 2026	December 31, 2025
Interest-bearing deposits maintained with FHLBank of Chicago	$5,584	$5,639

At times the Bank may transact with other FHLBanks. These transactions can include loaning or borrowing short-term funds, transfers of primary debt obligations, and transfers at fair value of loans related to member acquisitions. The Bank had no such transactions during the period ended March 31, 2026 or March 31, 2025.

    In the ordinary course of business, the Bank may utilize products and services, provided at normal market rates and terms, from its members to support its operations.

Notes to Unaudited Financial Statements (continued)
Note 9 – Estimated Fair Values

Fair value amounts have been determined by the Bank using available market information and appropriate valuation methods. GAAP defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date (i.e., an exit price). These estimates are based on recent market data and other pertinent information available to the Bank at March 31, 2026 and December 31, 2025. Although the management of the Bank believes that the valuation methods are appropriate and provide a reasonable determination of the fair value of these financial instruments, there are inherent limitations in any valuation technique. Therefore, these fair values are not necessarily equal to the amounts that would be realized in current market transactions, although they do reflect the Bank’s judgment of how a market participant would estimate the fair values.

The carrying value and estimated fair value of the Bank’s financial instruments at March 31, 2026 and December 31, 2025 are presented in the table below.

Fair Value Summary Table
	March 31, 2026
(in thousands)	Carrying Value	Level 1	Level 2	Level 3	Netting Adjustment and Cash Collateral (1)	Estimated Fair Value
Assets:
Cash and due from banks	$30,936	$30,936	$—	$—	$—	$30,936
Interest-bearing deposits	2,652,092	2,652,092	—	—	—	2,652,092
Securities purchased under agreements to resell (2)	1,550,000	—	1,550,000	—	—	1,550,000
Federal funds sold	6,876,000	—	6,875,995	—	—	6,875,995
Trading securities	114,081	—	114,081	—	—	114,081
AFS securities	18,986,234	—	18,887,345	98,889	—	18,986,234
HTM securities	1,078,554	—	1,003,415	26,641	—	1,030,056
Advances	46,477,832	—	46,495,189	—	—	46,495,189
Mortgage loans held for portfolio, net	5,314,484	—	4,927,081	—	—	4,927,081
Accrued interest receivable	292,869	—	292,869	—	—	292,869
Derivative assets	348,712	—	51,874	—	296,838	348,712
Liabilities:
Deposits (4)	$584,166	$—	$584,166	$—	$—	$584,166
Discount notes	23,579,340	—	23,579,010	—	—	23,579,010
Bonds	53,657,879	—	53,235,616	—	—	53,235,616
Mandatorily redeemable capital stock (3)	12,135	12,423	—	—	—	12,423
Accrued interest payable (3)	311,155	—	310,867	—	—	310,867
Derivative liabilities	17,489	—	118,881	—	(101,392)	17,489

Notes to Unaudited Financial Statements (continued)

	December 31, 2025
(in thousands)	Carrying Value	Level 1	Level 2	Level 3	Netting Adjustment and Cash Collateral (1)	Estimated Fair Value
Assets:
Cash and due from banks	$32,585	$32,585	$—	$—	$—	$32,585
Interest-bearing deposits	2,408,873	2,408,873	—	—	—	2,408,873
Securities purchased under agreements to resell (2)	2,680,000	—	2,680,006	—	—	2,680,006
Federal funds sold	5,977,000	—	5,976,975	—	—	5,976,975
Trading securities	119,676	—	119,676	—	—	119,676
AFS securities	18,189,327	—	18,087,199	102,128	—	18,189,327
HTM securities	1,143,705	—	1,071,285	28,314	—	1,099,599
Advances	36,819,992	—	36,861,975	—	—	36,861,975
Mortgage loans held for portfolio, net	5,220,302	—	4,856,826	—	—	4,856,826
Accrued interest receivable	261,589	—	261,590	—	—	261,590
Derivative assets	350,117	—	79,103	—	271,014	350,117
Liabilities:
Deposits (4)	$590,785	$—	$590,785	$—	$—	$590,785
Discount notes	16,697,025	—	16,698,670	—	—	16,698,670
Bonds	50,795,251	—	50,432,389	—	—	50,432,389
Mandatorily redeemable capital stock (3)	12,344	12,638	—	—	—	12,638
Accrued interest payable (3)	305,053	—	304,759	—	—	304,759
Derivative liabilities	1,994	—	126,831	—	(124,837)	1,994
Notes:
(1) Amounts represent the application of the netting requirements that allow the Bank to settle positive and negative positions and also cash collateral and related accrued interest held or placed by the Bank with the same clearing agent and/or counterparties.
(2) Based on the fair value of the related collateral held, the securities purchased under agreements to resell were fully collateralized for the periods presented. There were no offsetting liabilities related to these securities at March 31, 2026 and December 31, 2025. These instruments’ maturity term is overnight.
(3) The estimated fair value amount for the mandatorily redeemable capital stock line item includes accrued dividend interest; this amount is excluded from the estimated fair value for the accrued interest payable line item.
(4) All of the Bank’s deposits are uninsured.

Fair Value Hierarchy. The fair value hierarchy is used to prioritize the inputs used to measure fair value by maximizing the use of observable inputs. The inputs are evaluated and an overall level for the fair value measurement is determined. A description of the fair value hierarchy and inputs is disclosed in Note 14 - Estimated Fair Values in the Bank’s 2025 Form 10-K. The Bank reviews its fair value hierarchy classifications on a quarterly basis. There were no significant changes in the Bank’s fair value hierarchy classification during the three months ended March 31, 2026.

Fair Value Measurements. The following tables present, for each hierarchy level, the Bank’s assets and liabilities that are measured at fair value on a recurring or non-recurring basis on its Statements of Condition at March 31, 2026 and December 31, 2025. The Bank measures certain mortgage loans held for portfolio at fair value when a charge-off is recognized and subsequently when the fair value of collateral less costs to sell is lower than the carrying amount. Real Estate Owned (REO) is measured using fair value when the assets' fair value less costs to sell is lower than the carrying amount.

Notes to Unaudited Financial Statements (continued)

	March 31, 2026
(in thousands)	Level 1	Level 2	Level 3	Netting Adjustment and Cash Collateral (1)	Total
Recurring fair value measurements - Assets
Trading securities:
Non MBS:
GSE obligations	$—	$114,081	$—	$—	$114,081
Total trading securities	$—	$114,081	$—	$—	$114,081
AFS securities:
Non MBS:
U.S. Treasury obligations	$—	$5,238,783	$—	$—	$5,238,783
GSE and TVA obligations	—	824,177	—	—	824,177
State or local agency obligations	—	174,724	—	—	174,724
MBS:
U.S. obligations single-family	—	1,503,625	—	—	1,503,625
GSE single-family	—	4,375,577	—	—	4,375,577
GSE multifamily	—	6,770,459	—	—	6,770,459
Private label	—	—	98,889	—	98,889
Total AFS securities	$—	$18,887,345	$98,889	$—	$18,986,234
Derivative assets:
Interest rate related	$—	$51,874	$—	$296,838	$348,712
Total derivative assets	—	51,874	—	296,838	348,712
Total recurring assets at fair value	$—	$19,053,300	$98,889	$296,838	$19,449,027
Recurring fair value measurements - Liabilities
Derivative liabilities:
Interest rate related	$—	$118,433	$—	$(101,392)	$17,041
Mortgage delivery commitments	—	448	—	—	448
Total recurring liabilities at fair value	$—	$118,881	$—	$(101,392)	$17,489
Non-recurring fair value measurements - Assets
Impaired mortgage loans held for portfolio	$—	$—	$2,795	$—	$2,795
REO	—	—	675	—	675
Total non-recurring assets at fair value	$—	$—	$3,470	$—	$3,470

Notes to Unaudited Financial Statements (continued)

	December 31, 2025
(in thousands)	Level 1	Level 2	Level 3	Netting Adjustment and Cash Collateral (1)	Total
Recurring fair value measurements - Assets
Trading securities:
Non MBS:
GSE obligations	$—	$119,676	$—	$—	$119,676
Total trading securities	$—	$119,676	$—	$—	$119,676
AFS securities:
Non MBS:
U.S. Treasury obligations	$—	$4,912,280	$—	$—	$4,912,280
GSE and TVA obligations	—	834,063	—	—	834,063
State or local agency obligations	—	174,833	—	—	174,833
MBS:
U.S. obligations single-family	—	1,303,882	—	—	1,303,882
GSE single-family	—	4,547,773	—	—	4,547,773
GSE multifamily	—	6,314,368	—	—	6,314,368
Private label	—	—	102,128	—	102,128
Total AFS securities	$—	$18,087,199	$102,128	$—	$18,189,327
Derivative assets:
Interest rate related	$—	$79,097	$—	$271,014	$350,111
Mortgage delivery commitments	—	6	—	—	6
Total derivative assets	$—	$79,103	$—	$271,014	$350,117
Total recurring assets at fair value	$—	$18,285,978	$102,128	$271,014	$18,659,120
Recurring fair value measurements - Liabilities
Derivative liabilities:
Interest rate related	$—	$126,233	$—	$(124,837)	$1,396
Mortgage delivery commitments	—	598	—	—	598
Total recurring liabilities at fair value	$—	$126,831	$—	$(124,837)	$1,994
Non-recurring fair value measurements - Assets
Impaired mortgage loans held for portfolio	$—	$—	$10,751	$—	$10,751
REO	—	—	328	—	328
Total non-recurring assets at fair value	$—	$—	$11,079	$—	$11,079
Note:
(1) Amounts represent the application of the netting requirements that allow the Bank to settle positive and negative positions and also cash collateral and related accrued interest held or placed by the Bank with the same clearing agent and/or counterparties.

Notes to Unaudited Financial Statements (continued)
Level 3 Disclosures for Assets and Liabilities That Are Measured at Fair Value on a Recurring Basis. The following table presents a reconciliation of assets and liabilities that are measured at fair value on the Statements of Condition using significant unobservable inputs (Level 3) for the three months ended March 31, 2026 and 2025. For instruments carried at fair value, the Bank reviews the fair value hierarchy classifications each quarter. Changes in the observability of the valuation attributes may result in a reclassification of certain financial assets or liabilities. Such reclassifications are reported as transfers in/out at fair value in the quarter in which the changes occur. There were no Level 3 transfers during the first three months of 2026 or 2025.

	AFS Private Label MBS
	Three months ended March 31,
(in thousands)	2026	2025
Balance, beginning of period	$102,128	$113,495
Total gains (losses) (realized/unrealized) included in:
(Provision) reversal for credit losses	(1,240)	(785)
Accretion of credit losses in interest income	1,091	1,190
Net unrealized gains (losses) on AFS in OCI	(1,039)	(50)
Settlements:
Settlements	(2,051)	(1,974)
Balance, end of period	$98,889	$111,876
Total amount of gains for the periods presented included in earnings attributable to the change in unrealized gains (losses) relating to assets and liabilities still held at March 31	$(149)	$405
Change in unrealized gains (losses) for the period included in other comprehensive income (loss) for assets held at March 31	$(1,039)	$(50)

Notes to Unaudited Financial Statements (continued)
Note 10 – Commitments and Contingencies

The following table presents the Bank’s various off-balance sheet commitments which are described in detail below. The Bank deemed it unnecessary to record any liabilities for credit losses on these commitments at March 31, 2026 and December 31, 2025, based on the Bank’s credit extension and collateral policies.

(in thousands)	March 31, 2026			December 31, 2025
Notional amount	Expiration Date Within One Year	Expiration Date After One Year	Total	Total
Standby letters of credit outstanding (1) (2)	$26,336,417	$—	$26,336,417	$27,511,140
Commitments to fund additional advances	20,000	—	20,000	—
Commitments to purchase mortgage loans	23,296	—	23,296	33,276
Unsettled consolidated obligation discount notes, at par	700,000	—	700,000	—
Unsettled consolidated obligation bonds, at par	1,951,000	—	1,951,000	1,059,000
Notes:
(1) Excludes approved requests to issue future standby letters of credit of $5.8 million at March 31, 2026 and $0.9 million at December 31, 2025.
(2) Letters of credit in the amount of $7.3 billion at March 31, 2026 and $7.3 billion at December 31, 2025, have renewal language that permits the letter of credit to be renewed for an additional period with a maximum renewal period of approximately five years.

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

    Unearned fees related to standby letters of credit are recorded in other liabilities and had a balance of $5.1 million at March 31, 2026 and $5.0 million at December 31, 2025.

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

The Bank did not have legally binding or unconditional unused lines of credit for advances at March 31, 2026 or December 31, 2025. However, within the Bank’s Rollover (weekly/monthly) advance product, there were conditional lines of credit outstanding of $10.8 billion at March 31, 2026 and $10.9 billion at December 31, 2025.

Commitments to Purchase Mortgage Loans. The Bank may enter into commitments that unconditionally obligate the Bank to purchase mortgage loans under the MPF Program. These delivery commitments are generally for periods not to exceed 60 days. Such commitments are recorded as derivatives.

Pledged Collateral. The Bank may pledge cash and securities, as collateral, related to derivatives. Refer to Note 5 - Derivatives and Hedging Activities in this Item for additional information about the Bank’s pledged collateral and other credit-risk-related contingent features.

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

Item 3: Quantitative and Qualitative Disclosures about Market Risk

See the Risk Management section in Part I, Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations in this Form 10-Q.

Item 4: Controls and Procedures

Disclosure Controls and Procedures

Under the supervision and with the participation of the Bank’s management, including the chief executive officer and chief financial officer (principal financial officer), the Bank conducted an evaluation of its disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended. Based on this evaluation, the Bank’s chief executive officer and chief financial officer (principal financial officer) concluded that the Bank’s disclosure controls and procedures were effective as of March 31, 2026.

Management's Report on Internal Control Over Financial Reporting

There have been no changes in internal control over financial reporting that occurred during the first quarter of 2026 that have materially affected, or are reasonably likely to materially affect, the Bank’s internal control over financial reporting.

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

Item 1A: Risk Factors

    There are no material changes in the Bank’s Risk Factors from those previously disclosed in Part I, Item 1A. Risk Factors in the Bank’s 2025 Form 10-K.

Item 2: Unregistered Sales of Equity Securities and Use of Proceeds

Not applicable

Item 3: Defaults upon Senior Securities

None

Item 4: Mine Safety Disclosures

Not applicable

Item 5: Other Information

    None

Item 6: Exhibits

Exhibit No.	Description	Method of Filing+
10.1	2026 Executive Officer Incentive Compensation Plan*	Incorporated by reference to Exhibit 10.1 to the Bank’s Form 8-K filed with the SEC on March 12, 2026.
31.1	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 for the Chief Executive Officer	Filed herewith.
31.2	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 for the Principal Financial Officer	Filed herewith.
32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 for the Chief Executive Officer	Furnished herewith.
32.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 for the Principal Financial Officer	Furnished herewith.
101.INS	Inline XBRL Instance Document - The instance document does not appear in the interactive data file because its XBRL tags are embedded within the inline XBRL document.	Filed herewith.
101.SCH	Inline XBRL Taxonomy Extension Schema Document	Filed herewith.
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document	Filed herewith.
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document	Filed herewith.
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document	Filed herewith.
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document	Filed herewith.
104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)	Filed herewith.
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

Date: May 5, 2026