Form 10-Q
period 2026-06-30
Federal Home Loan Bank of Pittsburgh
filed 2026-08-04
CIK 1330399

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2026
or
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

There were 39,077,236 shares of common stock with a par value of $100 per share outstanding at July 31, 2026.

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

Treasury yields rose sharply as rate hike expectations strengthened during the second quarter of 2026. Focal points from last quarter included the ongoing conflicts in the Middle East, resulting inflation concerns and communications at the June Federal Open Markets Committee (FOMC) meeting, the first chaired by Kevin Warsh. The FOMC held the federal funds target range at 3.50-3.75% at the April, June and July meetings. Despite increased FHLBank debt outstanding, FHLBank debt spreads relative to U.S. Treasuries tightened quarter-over-quarter due, in part, to decreased market volatility.

Results of Operations. The Bank’s net income for the second quarter of 2026 totaled $102.2 million, compared to $111.7 million for the second quarter of 2025. The $9.5 million decrease was driven primarily by lower net interest income. The decrease in interest income was the result of lower short-term interest rates partially offset by higher average assets. The net interest margin was 60 basis points in the second quarter of 2026 compared to 71 basis points in the second quarter of 2025. The decrease was due to lower net interest spreads, driven by lower yields on advances and investment securities, and reduced earnings on capital due, in part, to lower short term interest rates.

For the six months ended June 30, 2026, the Bank’s net income totaled $191.7 million, compared to $231.8 million for the same prior year period. The $40.1 million decrease was driven by lower net interest income. The decrease in interest income was the result of lower average advance balances and lower short-term interest rates. The decrease in noninterest income was due primarily to valuation changes in the Bank’s economic derivative portfolio. The net interest margin was 64 basis points for the first six months of 2026 compared to 70 basis points for the first six months of 2025. The decrease was due to reduced earnings on capital due, in part, to lower short term interest rates.

Statutory Affordable Housing Program (AHP) assessments were $11.4 million as a result of second quarter 2026 earnings, compared to $12.4 million in the same prior year period. Statutory AHP assessments were $21.4 million based on earnings for the six months ended June 30, 2026, compared to $25.8 million in the same prior year period.

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

Financial Condition. Advances. Advances totaled $77.7 billion at June 30, 2026, an increase of $40.9 billion compared to $36.8 billion at December 31, 2025. In addition, the par value of advances that had a remaining maturity of more than one year was 36% at June 30, 2026 compared to 37% at December 31, 2025. Member demand for advances continues to be driven by members’ liquidity management practices, which are influenced by their loan demand, deposit balances and investment activities. Although advance levels increased, it is not uncommon for the Bank to experience fluctuations in the overall advance portfolio driven primarily by changes in member needs.

The ability to grow and/or maintain the advance portfolio is affected by, among other things, the following: (1) the liquidity demands of the Bank’s borrowers; (2) the composition of the Bank’s membership; (3) members’ regulatory requirements; (4) current and future credit market conditions; (5) housing market trends; (6) the shape of the yield curve; and (7) advance pricing.

Liquidity Investments. The Bank maintains liquidity to meet member borrowing needs and regulatory standards. The liquidity investment portfolio is comprised of cash, interest-bearing deposits, Federal funds sold, securities purchased under agreements to resell, and U.S. Treasury obligations classified as trading or available-for-sale (AFS). At June 30, 2026, the Bank held $17.9 billion of liquid assets compared to $16.0 billion at December 31, 2025. Liquid assets increased due to routine portfolio management practices.

Investments. The Bank’s investment portfolio, excluding those investments included in the liquidity portfolio, is comprised of trading, AFS and held-to-maturity (HTM) investments. The investments are subject to the Bank’s risk guidelines and certain other requirements, such as yield. The Bank’s investment portfolio increased to $16.6 billion at June 30, 2026 compared to $14.5 billion at December 31, 2025. During the first six months of 2026, the MBS portfolio increased as the Bank used its increased regulatory capacity to invest in MBS as the Bank’s regulatory capital grew during that period. For information on this growth, see Note 7 – Capital in this Form 10-Q. Federal Housing Finance Agency (Finance Agency) regulations prohibit the Bank from investing in MBS in an amount greater than 300% of the Bank’s previous month-end regulatory capital on the day of purchase of additional MBS.

Consolidated Obligations. The Bank’s consolidated obligations totaled $110.8 billion at June 30, 2026, an increase of $43.3 billion from December 31, 2025. At June 30, 2026, bonds represented 73% of the Bank’s consolidated obligations, compared with 75% at December 31, 2025. Discount notes represented 27% of the Bank’s consolidated obligations at June 30, 2026 compared with 25% at year-end 2025. The overall increase in consolidated obligations outstanding is consistent with the increase in advance balances. The Bank’s funding mix shifted towards floating rate bonds as investor preferences evolved.

Capital Position and Regulatory Requirements. Total capital at June 30, 2026 was $6.3 billion, compared to $4.6 billion at December 31, 2025. Total capital increased due to an increase in capital stock as a result of higher advances. Total retained earnings at June 30, 2026 were $2.3 billion, compared with $2.2 billion at December 31, 2025.

In July 2026, the Bank paid quarterly dividends of 9.75% annualized on activity stock and 5.50% annualized on membership stock. These dividends are calculated on stockholders’ average balances for the second quarter of 2026. For additional information on quarterly dividends, see Note 7 - Capital in this Form 10-Q.

Earnings Performance

    The following is the Bank’s earnings performance for the three and six months ended June 30, 2026, which should be read in conjunction with the Bank’s unaudited interim financial statements included in this Form 10-Q as well as the audited financial statements included in Item 8. Financial Statements and Supplementary Data in the Bank’s 2025 Form 10-K.

Net Interest Income

Average Balances and Interest Yields/Rates Paid. The following table summarizes the average balances, yields or rates paid, and net interest margin on interest-earning assets and interest-bearing liabilities for the three and six months ended June 30, 2026 and 2025.

	Three months ended June 30,
	2026			2025
(dollars in millions)	Average Balance	Interest Income/ Expense	Avg. Yield/ Rate (%)	Average Balance	Interest Income/ Expense	Avg. Yield/ Rate (%)
Assets:
Securities purchased under agreements to resell	$2,220.8	$20.2	3.65	$2,760.9	$30.0	4.36
Federal funds sold	9,941.1	90.8	3.66	8,353.4	91.3	4.38
Interest-bearing deposits (1)	3,224.4	30.0	3.73	3,321.2	36.6	4.42
Investment securities (2)	20,480.0	222.5	4.36	19,946.4	249.0	5.01
Advances (3)	57,051.1	571.7	4.02	55,164.8	661.0	4.81
Mortgage loans held for portfolio (4)	5,384.4	55.8	4.16	4,986.7	47.9	3.86
Total interest-earning assets	98,301.8	991.0	4.04	94,533.4	1,115.8	4.73
Other assets	1,593.3			1,061.1
Total assets	$99,895.1			$95,594.5
Liabilities and capital:
Deposits (1)	$668.9	$5.9	3.51	$638.5	$6.8	4.30
Consolidated obligation discount notes	28,266.2	258.4	3.67	7,271.5	78.1	4.31
Consolidated obligation bonds	63,777.5	578.7	3.64	80,988.5	862.9	4.27
Other borrowings	13.8	0.3	9.68	6.3	0.2	9.21
Total interest-bearing liabilities	92,726.4	843.3	3.65	88,904.8	948.0	4.28
Other liabilities	1,732.9			1,569.9
Total capital	5,435.8			5,119.8
Total liabilities and capital	$99,895.1			$95,594.5
Net interest spread			0.39			0.45
Impact of noninterest-bearing funds			0.21			0.26
Net interest income/net interest margin (5)		$147.7	0.60		$167.8	0.71
Notes:
(1) Average balances of deposits (assets and liabilities) include cash collateral received from/paid to counterparties which is reflected in the Statements of Condition as derivative assets/liabilities.
(2) Investment securities include trading, AFS and HTM securities. The average balances of AFS and HTM are reflected at amortized cost.
(3) Interest on advances includes prepayment fees, net of $0.4 million and $0.0 million in 2026 and 2025, respectively.
(4) Nonaccrual mortgage loans are included in average balances in determining the average rate.
(5) Net interest margin is net interest income before provision (reversal) for credit losses as a percentage of average interest-earning assets.

	Six months ended June 30,
	2026			2025
(dollars in millions)	Average Balance	Interest Income/ Expense	Avg. Yield/ Rate (%)	Average Balance	Interest Income/ Expense	Avg. Yield/ Rate (%)
Assets:
Securities purchased under agreements to resell	$2,190.7	$39.8	3.66	$4,837.8	$104.1	4.34
Federal funds sold	9,640.6	175.2	3.67	6,838.7	148.6	4.38
Interest-bearing deposits (1)	3,033.1	56.1	3.73	3,467.6	75.6	4.40
Investment securities (2)	19,953.3	435.5	4.40	19,735.3	492.3	5.03
Advances (3)	48,316.6	973.8	4.06	58,628.5	1,399.4	4.81
Mortgage loans held for portfolio (4)	5,335.8	109.5	4.14	4,930.1	93.9	3.84
Total interest-earning assets	88,470.1	1,789.9	4.08	98,438.0	2,313.9	4.74
Other assets	1,317.6			1,154.9
Total assets	$89,787.7			$99,592.9
Liabilities and capital:
Deposits (1)	$666.0	$11.6	3.50	$657.6	$14.1	4.30
Consolidated obligation discount notes	24,755.7	449.9	3.66	8,743.6	187.2	4.32
Consolidated obligation bonds	57,777.2	1,046.9	3.65	83,256.4	1,772.3	4.29
Other borrowings	13.2	0.6	9.53	6.6	0.3	8.93
Total interest-bearing liabilities	83,212.1	1,509.0	3.66	92,664.2	1,973.9	4.30
Other liabilities	1,498.4			1,665.7
Total capital	5,077.2			5,263.0
Total liabilities and capital	$89,787.7			$99,592.9
Net interest spread			0.42			0.44
Impact of noninterest-bearing funds			0.22			0.26
Net interest income/net interest margin (5)		$280.9	0.64		$340.0	0.70
Notes:
(1) Average balances of deposits (assets and liabilities) include cash collateral received from/paid to counterparties which is reflected in the Statements of Condition as derivative assets/liabilities.
(2) Investment securities include trading, AFS and HTM securities. The average balances of AFS and HTM are reflected at amortized cost.
(3) Interest on advances includes prepayment fees, net of $1.1 million and $0.8 million in 2026 and 2025, respectively.
(4) Nonaccrual mortgage loans are included in average balances in determining the average rate.
(5) Net interest margin is net interest income before provision (reversal) for credit losses as a percentage of average interest-earning assets.

The Bank’s business model is intended to protect the net interest spread earned by the Bank and withstand fluctuations in both the level of interest rates and volume of business. Net interest spread decreased in the second quarter of 2026 to 39 basis points compared to 45 basis points over the same prior year period. This was driven by lower yields on advances and investment securities.

Net interest spread in the first six months of 2026 was 42 basis points compared to 44 basis points over the same prior year period.

Net interest margin decreased to 60 basis points for the second quarter of 2026, compared to 71 basis points in the second quarter of 2025. The Bank’s net interest margin decreased by 6 basis points to 64 basis points during the first six months of 2026, compared to 70 basis points during first six months of 2025. The decreases in both periods are due to lower net interest spread and a reduction in earnings on capital from lower short-term interest rates.

Rate/Volume Analysis. Changes in both volume and interest rates influence changes in net interest income and net interest margin. The following table summarizes changes in interest income and interest expense between the three and six months ended June 30, 2026 and 2025.

	Increase (Decrease) in Interest Income/Expense Due to Changes in Rate/Volume 2026 compared to 2025
	Three months ended June 30,			Six months ended June 30,
(in millions)	Volume (1) (3)	Rate (2) (3)	Total	Volume (1) (3)	Rate (2) (3)	Total
Securities purchased under agreements to resell	$(5.4)	$(4.4)	$(9.8)	$(50.0)	$(14.3)	$(64.3)
Federal funds sold	15.8	(16.3)	(0.5)	53.7	(27.1)	26.6
Interest-bearing deposits	(1.0)	(5.6)	(6.6)	(8.8)	(10.7)	(19.5)
Investment securities	6.5	(33.0)	(26.5)	5.4	(62.2)	(56.8)
Advances	22.0	(111.3)	(89.3)	(225.8)	(199.8)	(425.6)
Mortgage loans held for portfolio	4.0	3.9	7.9	8.0	7.6	15.6
Total interest-earning assets	$41.9	$(166.7)	$(124.8)	$(217.5)	$(306.5)	$(524.0)

Deposits	$0.4	$(1.3)	$(0.9)	$0.1	$(2.6)	$(2.5)
Consolidated obligation discount notes	193.6	(13.3)	180.3	295.0	(32.3)	262.7
Consolidated obligation bonds	(167.3)	(116.9)	(284.2)	(488.1)	(237.3)	(725.4)
Other borrowings	0.1	—	0.1	0.3	—	0.3
Total interest-bearing liabilities	$26.8	$(131.5)	$(104.7)	$(192.7)	$(272.2)	$(464.9)
Total increase (decrease) in net interest income	$15.1	$(35.2)	$(20.1)	$(24.8)	$(34.3)	$(59.1)
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

Interest income decreased in the quarter-over-quarter comparison. The decrease was driven by lower yields due to a decrease in short-term interest rates, partially offset by growth in the Bank’s average assets.

Interest expense decreased in the quarter-over-quarter comparison. The decrease was driven by lower rates paid on consolidated obligations due to decreases in short-term interest rates, partially offset by higher average consolidated obligations.

Interest income decreased in the year-over-year comparison. The decrease was driven by lower yields due to a decrease in short-term interest rates and lower average advances.

Interest expense decreased in the year-over-year comparison. The decrease was driven by lower rates paid on consolidated obligations due to decreases in short-term interest rates and lower average consolidated obligations.

Advance Prepayment Fees. When a borrower elects to prepay an advance, the Bank charges the borrower a prepayment fee, which makes the Bank financially indifferent to a borrower’s decision to prepay an advance. The Bank records prepayment fees net of basis adjustments, if applicable, which are primarily related to hedging activities included in the carrying value of the advance, as interest income on advances on the Statements of Income. The following table summarizes the advance prepayment fees for the three and six months ended June 30, 2026 and 2025.

	Three months ended June 30,		Six months ended June 30,
(in millions)	2026	2025	2026	2025
Gross amount of prepayment fees received from advance borrowers	$0.3	$—	$1.2	$0.3
Hedging fair value adjustments	0.1	—	(0.1)	0.5
Total advance prepayment fees, net	$0.4	$—	$1.1	$0.8

    Derivative Effects on Net Interest Income. The following tables quantify the effects of the Bank’s derivative activities on net interest income for the three and six months ended June 30, 2026 and 2025. The effect on earnings from derivatives not receiving fair value hedge accounting is included in noninterest income on the Statements of Income.

Three months ended June 30, 2026
(in millions)	Advances	Investments	Mortgage Loans	Bonds	Discount Notes	Total
Amortization/accretion of hedging activities	$—	$—	$0.6	$—	$—	$0.6
Gains (losses) on designated fair value hedges	—	0.1	—	(0.3)	(0.8)	(1)
Net interest settlements on designated fair value hedges	6.8	18.5	—	(28.5)	1.8	(1.4)
Other - price alignment amount on cleared derivatives	(0.9)	(2.0)	—	—	—	(2.9)
Total effect on net interest income	$5.9	$16.6	$0.6	$(28.8)	$1.0	$(4.7)

Six months ended June 30, 2026
(in millions)	Advances	Investments	Mortgage Loans	Bonds	Discount Notes	Total
Amortization/accretion of hedging activities	$—	$—	$0.9	$—	$—	$0.9
Gains (losses) on designated fair value hedges	—	(0.2)	—	(0.1)	0.3	—
Net interest settlements on designated fair value hedges	14.5	37.8	—	(62.6)	3.2	(7.1)
Other - price alignment amount on cleared derivatives	(1.3)	(3.3)	—	(0.2)	—	(4.8)
Total effect on net interest income	$13.2	$34.3	$0.9	$(62.9)	$3.5	$(11.0)

Three months ended June 30, 2025
(in millions)	Advances	Investments	Mortgage Loans	Bonds	Discount Notes	Total
Amortization/accretion of hedging activities	$0.1	$—	$0.1	$—	$—	$0.2
Gains (losses) on designated fair value hedges	—	0.4	—	0.1	0.4	0.9
Net interest settlements on designated fair value hedges	27.0	38.6	—	(55.9)	(0.6)	9.1
Other - price alignment amount on cleared derivatives	(0.8)	(2.7)	—	(0.2)	—	(3.7)
Total effect on net interest income	$26.3	$36.3	$0.1	$(56.0)	$(0.2)	$6.5

Six months ended June 30, 2025
(in millions)	Advances	Investments	Mortgage Loans	Bonds	Discount Notes	Total
Amortization/accretion of hedging activities	$0.2	$—	$0.2	$—	$—	$0.4
Gains (losses) on designated fair value hedges	—	0.1	—	0.1	1.2	1.4
Net interest settlements on designated fair value hedges	56.7	77.4	—	(110.1)	(0.2)	23.8
Other - price alignment amount on cleared derivatives	(2.4)	(6.7)	—	(0.3)	—	(9.4)
Total effect on net interest income	$54.5	$70.8	$0.2	$(110.3)	$1.0	$16.2

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

Noninterest Income

	Three months ended June 30,		Six months ended June 30,
(in millions)	2026	2025	2026	2025
Net gains (losses) on investment securities	$(0.5)	$0.7	$(1.1)	$3.1
Net gains (losses) on derivatives	0.9	(7.7)	(6.5)	(19.6)
Standby letters of credit fees	7.5	8.9	15.4	17.6
Other, net	0.2	(0.4)	1.5	0.3
Total noninterest income (loss)	$8.1	$1.5	$9.3	$1.4

The changes in the Bank’s noninterest income for the three and six months ended June 30, 2026 compared to the same prior year periods were due primarily to valuation changes in the Bank’s economic derivative portfolio.

Derivatives and Economic Hedging Activities. The following tables detail the net effect of economic derivatives on noninterest income for the three and six months ended June 30, 2026 and 2025. For information on derivatives utilizing hedge accounting reported in net interest income, see Derivative Effects on Net Interest Income within Earnings Performance - Net Interest Income in this Item.

	Three months ended June 30, 2026
(in millions)	Advances	Investments	Mortgage Loans	Bonds	Discount Notes	Other	Total
Net gains (losses) on derivatives:
Gains (losses) on derivatives not receiving hedge accounting, including net interest settlements	$0.6	$3.4	$0.5	$(3.5)	$—	$—	$1.0
Other - price alignment amount on cleared derivatives	—	—	—	—	—	(0.1)	(0.1)
Total net gains (losses) on derivatives	$0.6	$3.4	$0.5	$(3.5)	$—	$(0.1)	$0.9

	Six months ended June 30, 2026
(in millions)	Advances	Investments	Mortgage Loans	Bonds	Discount Notes	Other	Total
Net gains (losses) on derivatives:
Gains (losses) on derivatives not receiving hedge accounting, including net interest settlements	$1.5	$6.6	$(1.2)	$(13.4)	$—	$—	$(6.5)
Other - price alignment amount on cleared derivatives	—	—	—	—	—	—	—
Total net gains (losses) on derivatives	$1.5	$6.6	$(1.2)	$(13.4)	$—	$—	$(6.5)

	Three months ended June 30, 2025
(in millions)	Advances	Investments	Mortgage Loans	Bonds	Discount Notes	Other	Total
Net gains (losses) on derivatives:
Gains (losses) on derivatives not receiving hedge accounting, including net interest settlements	$—	$(3.6)	$(6.2)	$2.1	$—	$—	$(7.7)
Other - price alignment amount on cleared derivatives	—	—	—	—	—	—	—
Total net gains (losses) on derivatives	$—	$(3.6)	$(6.2)	$2.1	$—	$—	$(7.7)

	Six months ended June 30, 2025
(in millions)	Advances	Investments	Mortgage Loans	Bonds	Discount Notes	Other	Total
Net gains (losses) on derivatives:
Gains (losses) on derivatives not receiving hedge accounting, including net interest settlements	$(1.4)	$(10.2)	$(15.7)	$7.9	$—	$—	$(19.4)
Other - price alignment amount on cleared derivatives	—	—	—	—	—	(0.2)	(0.2)
Total net gains (losses) on derivatives	$(1.4)	$(10.2)	$(15.7)	$7.9	$—	$(0.2)	$(19.6)

Derivatives not receiving hedge accounting. For derivatives not receiving hedge accounting (i.e., economic hedges and mortgage delivery commitments), the Bank includes the net interest settlements and the fair value changes in the “Net gains (losses) on derivatives” financial statement line item. For economic hedges, the Bank recorded net gains of $1.0 million in the second quarter of 2026 compared to net losses of $7.7 million for the second quarter of 2025. The net gains observed for the second quarter of 2026 were primarily due to gains on asset swaps, partially offset by losses in liability swaps, resulting from rate increases over the quarter. In contrast, the losses observed in the second quarter of 2025 were primarily due to losses on asset swaps, resulting from rate decreases over the quarter. For the six months ended June 30, 2026, the Bank recorded net losses of $6.5 million compared to net losses of $19.4 million for the six months ended June 30, 2025. Volatile rate movements during the first six months of 2026 (sizable rate decreases occurring early in the year followed by rate increases), resulted in overall net losses in the first six months of 2026 compared to the larger loss amounts observed during the first six months of 2025. The total notional amount of economic hedges, which includes mortgage delivery commitments, was $7.6 billion at June 30, 2026 and $8.6 billion at December 31, 2025.

Other Expense

	Three months ended June 30,		Six months ended June 30,
(in millions)	2026	2025	2026	2025
Compensation and benefits	$16.0	$15.6	$31.2	$31.9
Other operating	13.0	13.1	23.1	23.4
Finance Agency	1.5	2.5	3.0	5.0
Office of Finance (OF)	1.7	1.4	3.0	3.2
Voluntary contributions	8.9	11.8	14.4	18.8
Total other expense	$41.1	$44.4	$74.7	$82.3

The Bank’s total other expense decreased $3.3 million for the second quarter of 2026 compared with the same prior year period. The decrease was primarily driven by lower voluntary contributions. Voluntary contributions to community products were $8.9 million, including a supplemental voluntary contribution to AHP of $1.0 million, for the second quarter of 2026, a decrease of $2.9 million compared to $11.8 million in the same prior year period.

The Bank’s total other expense was $74.7 million for the six months ended June 30, 2026, compared to $82.3 million in the same prior year period. The $7.6 million decrease was due primarily to lower assessments from the Finance Agency and the OF as well as lower voluntary contributions. Voluntary contributions to community products were $14.4 million, including a supplemental voluntary contribution to AHP of $1.5 million, for the six months ended June 30, 2026, a decrease of $4.4 million compared to $18.8 million in the same prior year period.

The Bank anticipates making voluntary contributions of at least 5% of the prior year’s pre-assessment net income to voluntary community products, a commitment target of at least $25.8 million.

Financial Condition

    The following should be read in conjunction with the Bank’s unaudited interim financial statements in this Form 10-Q and the audited financial statements included in Item 8. Financial Statements and Supplementary Data in the Bank’s 2025 Form 10-K.

Assets

    Total assets were $118.5 billion at June 30, 2026, compared with $73.3 billion at December 31, 2025. The increase of $45.2 billion was primarily due to an increase in advances, MBS, and liquidity investments. Advances totaled $77.7 billion at June 30, 2026, compared to $36.8 billion at December 31, 2025. The MBS portfolio increased to $15.6 billion at June 30, 2026 compared to $13.4 billion at December 31, 2025. During the first six months of 2026, the MBS portfolio increased as the Bank used its increased regulatory capacity to invest in MBS as the Bank’s regulatory capital grew during that period. In addition, liquidity investments increased $1.9 billion to $17.9 billion at June 30, 2026 compared to $16.0 billion at December 31, 2025. Liquid assets increased due to routine portfolio management practices.

The Bank’s return on average assets for the three months ended June 30, 2026 and June 30, 2025 was 0.41% and 0.47%, respectively. The Bank’s return on average assets for the six months ended June 30, 2026 and June 30, 2025 was 0.43% and 0.47%, respectively.

    “Mortgage Partnership Finance”, “MPF”, “MPF Xtra”, and “MPF 35” are registered trademarks of the FHLBank of Chicago.

    Advances. Advances (par) totaled $77.8 billion at June 30, 2026 compared to $36.8 billion at December 31, 2025. Advance demand continues to be driven by members’ liquidity management practices, which are influenced by their loan demand, deposit balances and investment activities. Although advance demand increased, it is not uncommon for the Bank to experience fluctuations in the overall advance portfolio driven by changes in member needs. At June 30, 2026, the Bank had advances to 126 borrowing members, compared to 128 borrowing members at December 31, 2025. Advances outstanding to the Bank’s five largest borrowers totaled 82.1% of total advances as of June 30, 2026, and 70.6% at December 31, 2025. Fixed rate advances with a balance of $23.2 billion comprised 29.9% of the total par value of advances outstanding at June 30, 2026 compared to $21.2 billion comprising 57.6% at December 31, 2025.

The following table provides information on advances at par by redemption terms at June 30, 2026 and December 31, 2025.

	June 30, 2026
(in millions)	Due in 1 year or less (1)	Due after 1 year through 3 years	Due after 3 years through 5 years	Due after 5 years through 15 years	Thereafter	Total par value
Fixed-rate	$15,756.3	$6,963.5	$120.6	$66.5	$74.8	$22,981.7
Variable-rate	34,082.0	19,026.5	5.0	—	—	53,113.5
Variable-rate, callable or prepayable (2)	10.0	355.0	1,080.0	—	—	1,445.0
Other (3)	199.7	39.9	8.8	4.2	—	252.6
Total par balance	$50,048.0	$26,384.9	$1,214.4	$70.7	$74.8	$77,792.8

	December 31, 2025
(in millions)	Due in 1 year or less (1)	Due after 1 year through 3 years	Due after 3 years through 5 years	Due after 5 years through 15 years	Thereafter	Total par value
Fixed-rate	$13,108.0	$7,361.8	$248.7	$70.0	$74.8	$20,863.3
Variable-rate	9,990.9	5,010.0	—	—	—	15,000.9
Variable-rate, callable or prepayable (2)	15.0	595.0	—	—	—	610.0
Other (3)	219.0	128.5	14.6	7.4	—	369.5
Total par balance	$23,332.9	$13,095.3	$263.3	$77.4	$74.8	$36,843.7
Notes:
(1) Includes overnight advances.
(2) Prepayable advances are those advances that may be contractually prepaid by the borrower on specified dates without incurring prepayment or termination fees.
(3) Includes fixed-rate amortizing/mortgage matched, convertible, and other advances.

The Bank had no putable advances at June 30, 2026 or December 31, 2025.

The following table provides a distribution of the number of members, categorized by individual member asset size (as reported quarterly), that had an outstanding advance balance during the six months ended June 30, 2026 and 2025. Commercial bank and savings institution members are classified by asset size as follows: Super-Regional (over $150 billion), Regional ($25 billion to $150 billion), Mid-size ($1.54 billion to $25 billion) and Community Financial Institutions (CFIs) (under $1.54 billion). Credit union and insurance members are classified separately.

Member Classification	June 30, 2026	June 30, 2025
Super-Regional	3	3
Regional	7	6
Mid-size	28	32
CFI	89	103
Credit Union	23	26
Insurance	15	18
Total borrowing members during the period	165	188
Total membership	277	285
Percentage of members borrowing during the period	59.6%	66.0%

The following table provides information at par on advances by member classification at June 30, 2026 and December 31, 2025.

(in millions)	June 30, 2026	December 31, 2025
Member Classification
Super-Regional	$58,700.0	$21,350.0
Regional	7,794.6	4,312.8
Mid-size	4,436.6	5,798.4
CFI	2,464.9	2,265.8
Credit Union	1,373.0	1,388.6
Insurance	3,003.0	1,692.8
Non-member	20.7	35.3
Total	$77,792.8	$36,843.7

Allowance for Credit Losses (ACL) - Advances. The Bank evaluates its advances for an allowance for credit losses on a collective, or pooled, basis unless an individual assessment is deemed necessary because the instruments do not possess similar risk characteristics. The Bank pools advances by member type. Based on the collateral held as security, the Bank’s credit extension and collateral policies and repayment history on advances, including that the Bank has not incurred any credit losses since inception, the Bank has not recorded an ACL at June 30, 2026 or December 31, 2025.

Mortgage Loans Held for Portfolio, Net. Mortgage loans held for portfolio, net of ACL, was $5.5 billion and $5.2 billion at June 30, 2026 and December 31, 2025, respectively.

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

Foregone interest represents income the Bank would have recorded if the loan was paying according to its contractual terms. Foregone interest was immaterial for the Bank’s mortgage loans for each of the six months ended June 30, 2026 and June 30, 2025.

The Bank continues to accrue interest on its government-insured or -guaranteed mortgage loans after becoming 90 days or more delinquent. The amount of mortgage loans 90 days or more delinquent and still accruing interest was $1.7 million at both June 30, 2026 and December 31, 2025.

The performance of the mortgage loans in the Bank’s MPF Program remained stable compared to December 31, 2025, and the MPF Original portfolio continues to outperform the market based on national delinquency statistics. As of June 30, 2026, the Bank’s seriously delinquent mortgage loans (90 days or more delinquent or in the process of foreclosure) represented 0.2% of the MPF Original portfolio, 0.8% of the MPF Plus portfolio, and 0.5% of the MPF 35 portfolio, compared with 0.2%, 0.9%, and 0.5%, respectively, at December 31, 2025.

The following table presents certain metrics and ratios related to the Bank’s mortgage loans held for portfolio. The ratios in the table below are reported after the application of credit enhancements (CE).

	Six months ended June 30,
(dollars in millions)	2026	2025
Average mortgage loans outstanding during the period (unpaid principal balance (UPB))	$5,289.3	$4,881.8
(Charge-offs) Recoveries, net (1)	$(0.4)	$(0.2)
Net charge-offs (recoveries) to average loans outstanding during the period	0.01%	—%

(dollars in millions)	June 30, 2026	December 31, 2025
Mortgage loans held for portfolio (UPB)	$5,433.9	$5,175.2
Nonaccrual loans (UPB)	$25.7	$23.8
ACL on mortgage loans held for portfolio	$2.2	$2.5
ACL to mortgage loans held for portfolio	0.04%	0.05%
Nonaccrual loans to mortgage loans held for portfolio	0.47%	0.46%
ACL to nonaccrual loans	8.42%	10.38%
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

The Bank maintains a liquidity portfolio comprised of cash, interest-bearing deposits, Federal funds sold, securities purchased under agreements to resell, and U.S. Treasury obligations classified as trading or AFS. The liquidity portfolio totaled $17.9 billion at June 30, 2026 and $16.0 billion at December 31, 2025. Liquid assets increased due to routine portfolio management practices.

The Bank’s investment portfolio, excluding those investments included in the liquidity portfolio, is comprised of trading, AFS and HTM investments. The investments are subject to the Bank’s risk guidelines and certain other requirements, such as yield. The Bank’s investment portfolio increased to $16.6 billion at June 30, 2026 compared to $14.5 billion at December 31, 2025. The MBS portfolio increased to $15.6 billion at June 30, 2026 compared to $13.4 billion at December 31, 2025. During the first six months of 2026, the MBS portfolio increased as the Bank gained MBS capacity due to growth in advance balances.

Investment securities, defined as all trading, AFS, and HTM securities, totaled $21.7 billion at June 30, 2026, compared to $19.5 billion at December 31, 2025. Details of the investment securities portfolio follow.

	Carrying Value
(in millions)	June 30, 2026	December 31, 2025
Trading securities:
Non-MBS:
GSE	$113.6	$119.7
Total trading securities	$113.6	$119.7
Yield on trading securities	3.11%	3.13%
AFS securities:
Non-MBS:
U.S. Treasury obligations	$5,105.5	$4,912.3
GSE and Tennessee Valley Authority (TVA) obligations	775.6	834.1
State or local agency obligations	175.9	174.8
MBS:
U.S. obligations single-family	1,447.4	1,303.9
GSE single-family	5,852.6	4,547.8
GSE multifamily	7,143.4	6,314.3
Private label	95.6	102.1
Total AFS securities	$20,596.0	$18,189.3
Yield on AFS securities (1) (2)	3.88%	3.94%
HTM securities:
MBS:
U.S. obligations single-family	$389.7	$470.2
GSE single-family	358.9	405.2
GSE multifamily	238.1	238.8
Private label	27.0	29.5
Total HTM securities	$1,013.7	$1,143.7
Yield on HTM securities (1) (2)	4.10%	4.23%
Total investment securities	$21,723.3	$19,452.7
Yield on investment securities (1) (2)	3.89%	3.95%
Notes:
(1) Yield excludes the impact of derivatives in a hedging relationship.
(2) The yields on AFS and HTM securities represent weighted averages of the coupon rates adjusted by the impact of amortization and accretion of premiums and discounts for the debt securities in the applicable portfolio.

Liabilities and Capital

Consolidated Obligations. Consolidated obligations consist of bonds and discount notes. The Bank’s consolidated obligations totaled $110.8 billion at June 30, 2026, an increase of $43.3 billion from December 31, 2025. The overall increase in consolidated obligations outstanding is consistent with the increase in advance balances. At June 30, 2026, the Bank’s bonds outstanding increased to $81.4 billion compared to $50.8 billion at December 31, 2025. Discount notes outstanding at June 30, 2026 increased to $29.4 billion from $16.7 billion at December 31, 2025. The Bank’s funding mix shifted towards floating rate bonds as investor preferences evolved.

The following table provides information on consolidated obligations by product type and contractual maturity at June 30, 2026 and December 31, 2025.

	June 30, 2026
(in millions)	Due in 1 year or less	Due after 1 year through 3 years	Due after 3 years through 5 years	Thereafter	Total par value
Discount Notes	$29,777.8	$—	$—	$—	$29,777.8
Fixed-rate, non-callable	7,274.2	2,526.2	929.5	619.0	11,348.9
Fixed-rate, callable	9,699.0	2,341.0	1,825.5	2,628.0	16,493.5
Variable- rate, non-callable	42,211.5	5,800.0	50.0	—	48,061.5
Variable- rate, callable	4,700.0	—	—	—	4,700.0
Step-up, non-callable	560.0	50.0	—	—	610.0
Step-up, callable	50.0	20.0	75.0	60.0	205.0
Total par balance	$94,272.5	$10,737.2	$2,880.0	$3,307.0	$111,196.7
Other Adjustments (1)					$(418.4)
Total consolidated obligations					$110,778.3

	December 31, 2025
(in millions)	Due in 1 year or less	Due after 1 year through 3 years	Due after 3 years through 5 years	Thereafter	Total par value
Discount Notes	$16,813.6	$—	$—	$—	$16,813.6
Fixed-rate, non-callable	4,374.0	2,813.6	943.7	663.0	8,794.3
Fixed-rate, callable	12,379.5	2,894.0	1,614.0	2,530.0	19,417.5
Variable- rate, non-callable	17,075.5	315.0	—	—	17,390.5
Variable- rate, callable	4,210.0	—	—	—	4,210.0
Step-up, non-callable	520.0	80.0	—	—	600.0
Step-up, callable	345.0	—	20.0	110.0	475.0
Total par balance	$55,717.6	$6,102.6	$2,577.7	$3,303.0	$67,700.9
Other Adjustments (1)					$(208.6)
Total consolidated obligations					$67,492.3
Note:
(1) Consists of premiums, discounts, and hedging and other adjustments.

Capital and Retained Earnings. The Bank’s return on average equity for the three and six months ended June 30, 2026 was 7.46% and 7.57%. The Bank’s return on average equity for the three and six months ended June 30, 2025 was 8.75% and 8.88%. Capital adequacy, including the level of retained earnings, is monitored through the evaluation of market value of equity to par value of capital stock (MV/CS) as well as other risk metrics. Details regarding these metrics are discussed under Risk Management in this Item.

The Bank’s capital stock is owned by its members and former members. The concentration of the Bank’s capital stock by institution type is presented below.

(dollars in millions)	June 30, 2026		December 31, 2025
Commercial banks	111	$3,461.6	114	$1,931.7
Savings institutions	45	152.7	46	138.0
Insurance companies	48	195.8	48	131.1
Credit unions	70	92.6	71	91.1
Community Development Financial Institutions	3	0.4	3	0.3
Total member institutions / total GAAP capital stock	277	$3,903.1	282	$2,292.2
Mandatorily redeemable capital stock		13.4		12.3
Total capital stock		$3,916.5		$2,304.5

    The following tables present member holdings of 10% or more of the Bank’s total capital stock, including mandatorily redeemable capital stock, outstanding as of June 30, 2026 and December 31, 2025.

(dollars in millions)	June 30, 2026		(dollars in millions)	December 31, 2025
Member	Capital Stock	% of Total	Member	Capital Stock	% of Total
PNC Bank, N.A., Wilmington, DE (1)	$1,587.7	40.5%	PNC Bank, N.A., Wilmington, DE (1)	$547.9	23.8%
TD Bank U.S. Holding Company(2)	$551.6	14.1%	Ally Bank	$359.0	15.6%
Ally Bank	$393.0	10.0%
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

The Bank uses a framework for evaluating retained earnings adequacy, consistent with regulatory guidance and requirements. Retained earnings are intended to cover unexpected losses and protect members’ par value of capital stock. The framework also assists management in its overall analysis of the level of future dividends. The framework includes four risk elements that comprise the Bank’s total retained earnings target: (1) market risk; (2) credit risk; (3) operational risk; and (4) accounting risk. The retained earnings target generated from this framework is sensitive to changes in the Bank’s risk profile, whether favorable or unfavorable. The framework generated a retained earnings target of $911 million as of June 30, 2026.

In addition to the retained earnings target, the Bank considers the amount of retained earnings needed for compliance with the regulatory minimum capital-to-asset ratio of 4% to determine an overall retained earnings need. The Bank’s overall retained earnings need is $1,902 million as of June 30, 2026.

The following table presents retained earnings information for the current and prior year.

(in millions)	June 30, 2026	December 31, 2025
Unrestricted Retained Earnings	$1,530.9	$1,462.3
Restricted Retained Earnings	803.8	783.4
Total Retained Earnings	$2,334.7	$2,245.7

The Bank’s restricted retained earnings contribution requirement is discussed in Note 7 - Capital in this Form 10-Q.

Retained earnings increased $89.0 million compared to December 31, 2025. The increase reflected net income that was partially offset by dividends paid. For additional information, see Note 7 in this Form 10-Q.

Dividends. The Bank declares dividends based on an annualized yield and differentiates between membership and activity capital stock. The dividend received by the member is calculated based on the average capital stock owned by the member for the previous quarter. Historically, the Bank has paid cash dividends although dividends may be paid in capital stock. Details regarding the Bank’s payment of dividends, including annual yields, for current and prior year periods are provided in Note 7 - Capital in this Form 10-Q. The following table presents dividend information for the three and six months ended June 30, 2026 and 2025.

	Three months ended June 30,		Six months ended June 30,
	2026	2025	2026	2025
Dividends (in millions)	$52.0	$69.3	$102.7	$149.8
Dividends per share	$1.68	$2.29	$3.74	$4.75
Dividend payout ratio (1)	50.87%	61.98%	53.54%	64.61%
Weighted average dividend rate (2)	8.84%	8.55%	8.83%	8.62%
Average Fed Funds rate	3.63%	4.33%	3.64%	4.33%
Dividend spread to Fed Funds	5.21%	4.22%	5.19%	4.29%
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

(in millions)	June 30, 2026	December 31, 2025
Permanent capital:
Capital stock (1)	$3,916.5	$2,304.5
Retained earnings	2,334.7	2,245.7
Total permanent capital	$6,251.2	$4,550.2
RBC requirement:
Credit risk capital	$236.3	$199.9
Market risk capital	529.5	459.6
Operations risk capital	229.8	197.9
Total RBC requirement	$995.6	$857.4
Excess permanent capital over RBC requirement	$5,255.6	$3,692.8
Note:
(1) Capital stock includes mandatorily redeemable capital stock.

The increase in the total RBC requirement as of June 30, 2026 was primarily due to higher credit, market, and operations risk capital requirements. The increase was primarily driven by growth in advance balances and the MBS portfolio during the first six months of 2026. The Bank continues to maintain significant excess permanent capital over the RBC requirement. The increase in permanent capital and excess permanent capital was driven by the increase in capital stock associated with higher advance levels.

Based on the financial information as of March 31, 2026, the Finance Agency determined the Bank was adequately capitalized under the capital rule.

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

The Bank made no changes to its critical accounting estimates during the six months ended June 30, 2026.

See Note 1 - Changes in Accounting Principle and Recently Issued Accounting Standards and Interpretations in this Form 10-Q for information on new accounting pronouncements impacting the financial statements or becoming effective for the Bank in future periods.

Legislative and Regulatory Developments
Certain significant legislative and regulatory actions and developments are summarized below. See Management’s Discussion and Analysis of Financial Condition and Results of Operations – Legislative and Regulatory Developments in the Bank’s 2025 Form 10-K and in the Bank’s quarterly report on Form 10-Q for the period ended March 31, 2026 filed with the SEC on May 5, 2026 for a description of certain legislative and regulatory developments that occurred prior to the publication of those reports.

The Bank is subject to various legal and regulatory requirements and priorities. Certain actions, regulatory priorities, and areas of focus, such as deregulation, by the current administration have changed and continue to change the regulatory environment. These changes have affected, and likely will continue to affect, certain aspects of the Bank’s business operations, and could affect the financial condition and results of operations of the Bank. For example, the Finance Agency rescinded guidance related to establishing the Bank’s target ratio of advances and mortgage assets compared to its consolidated obligations, providing the Bank more discretion for developing its strategic business plan with respect to core mission assets. Additionally, the Finance Agency proposed to repeal the new business activity rule, which currently requires the Finance Agency’s nonobjection before the Bank undertakes certain new business activities.
Prudential Banking Regulators’ Proposed Capital Rules. On March 27, 2026, the Federal Deposit Insurance Corporation, the Office of the Comptroller of the Currency and the Board of Governors of the Federal Reserve System published two joint notices of proposed rulemakings, and the Board of Governors of the Federal Reserve System separately published a third proposed rulemaking applicable only to global systemically important banking organizations (“GSIBs”), that would revise the regulatory capital requirements for certain depository and banking institutions, generally consistent with the final global recommendations by the Basel Committee on Banking Supervision adopted in December 2017, known as the “Basel III Endgame”. Among other changes, the proposed rules revise risk-based capital calculations, reducing capital requirements for certain mortgage assets (including relating to those acquired member asset loans sold to the FHLBanks), and collateral eligible to be pledged as security for FHLBank advances. Conversely, the proposed rules would modify the standardized approach for risk-based capital treatment with respect to collateralized transactions by modifying the market price volatility haircuts assigned to collateral in such transactions, including by reducing haircuts to certain forms of collateral relative to GSE debt (including FHLBank debt securities), which may adversely affect market liquidity and demand for FHLBank debt securities and result in increased funding costs for the Bank. Finally, the proposed rules would revise the capital surcharge calculation for GSIBs and make material changes to the GSIB short-term wholesale funding reliance methodology, which may increase the capital surcharge attributable to a GSIB’s use of Bank advances and may disincentivize a GSIB’s use of Bank advances. The Bank continues to evaluate the potential impact of these proposed rules on its financial condition and results of operation.

21st Century ROAD to Housing Act. On July 11, 2026, the 21st Century ROAD to Housing Act (the “Act”) became law. The Act contains a series of reforms designed to impact affordable housing which include a statutory prohibition barring large institutional investors from purchasing single-family homes, subject to certain specific exceptions, allowing community banks with under $10 billion in assets to exempt custodial deposits of up to 20 percent of total liabilities from brokered deposits regulations, and exempting a higher portion of reciprocal deposits of such community banks from the brokered deposit classification. The Bank is reviewing how the various reforms brought by the Act could impact collateral held by large institutional investors that is eligible to be pledged to the Bank, demand for and use of Bank advances due to more relaxed regulation around brokered deposits, and the Bank’s business, operations and financial condition overall.

Considering the changes in the regulatory environment, there is uncertainty with respect to the ultimate result of future regulatory actions and their ultimate impact on the housing market, the Bank and the FHLBank System. The Bank continues to monitor these actions as they evolve and to evaluate their potential impact on the Bank. For a discussion of related risks, please refer to Part I, Item 1A. Risk Factors starting on page 14 in the 2025 Form 10-K.

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

The MV/CS ratio was 160.0% at June 30, 2026 and 198.7% at December 31, 2025. The decrease was primarily due to an increase in capital stock outstanding resulting from increases in advance balances.

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

The following table presents the Bank’s duration of equity exposure at June 30, 2026 and December 31, 2025.

(in years)	Down 200 basis points	Down 100 basis points	Base Case	Up 100 basis points	Up 200 basis points
Duration of Equity:
June 30, 2026	0.4	1.0	1.4	2.0	2.7
December 31, 2025	0.3	1.1	1.7	2.1	2.7

    The change in the base case duration of equity exposure in the first six months of 2026 was primarily driven by higher equity due to activity-based stock investments in connection with increases in advance balances. Exposure in the other scenarios was comparable to year end. The Bank regularly monitors the mortgage and related fixed-income markets, including the impact that changes in the market or anticipated modeling changes may have on duration of equity and other market risk measures and may take actions to reduce market risk exposures as needed.

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

ROE Spread Volatility Increase/(Decline)
(in basis points)	Down 200 bps Parallel Shock	Down 100 bps Longer Term Rate Shock	100 bps Steeper	100 bps Flatter	Up 200 bps Parallel Shock
June 30, 2026	42	(10)	20	(15)	(30)
December 31, 2025	47	2	48	(3)	(12)

    The changes in ROE spread volatility at June 30, 2026 as compared with December 31, 2025 mostly reflect the impact of higher expected long-term interest rates. For each scenario, the Board’s limit on the decline in ROE spread is set at no greater than 100 basis points. The Bank was in compliance with the ROE spread volatility limit across all selected interest rate shock scenarios at June 30, 2026 and December 31, 2025.

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

Credit and Counterparty Risk - Total Credit Exposure (TCE) and Collateral

TCE. The Bank manages the credit risk of each member on the basis of the member’s TCE to the Bank, which includes advances and related accrued interest, fees, basis adjustments and estimated prepayment fees; letters of credit; forward-dated advance commitments; and MPF CE and related obligations. This credit risk is managed by monitoring the financial condition of borrowers and by requiring all borrowers (and, where applicable in connection with member affiliate pledge arrangements approved by the Bank, their affiliates) to pledge sufficient eligible collateral for all borrower obligations to the Bank as the Bank seeks to cover all potential forms of credit-related exposure with sufficient eligible collateral. At June 30, 2026, aggregate TCE was $105.9 billion, comprised of approximately $77.8 billion in advance principal outstanding, $27.6 billion in letters of credit (including forward commitments), and $0.5 billion in accrued interest, prepayment fees, MPF CE obligations and other fees.

Management believes that it has adequate policies and procedures in place to effectively manage credit risk exposure related to member TCE. There have been no significant changes to the Bank’s credit monitoring and collateral practices from those described in the Bank’s 2025 Form 10-K.

At June 30, 2026 and December 31, 2025, on a borrower-by-borrower basis, the Bank had a perfected security interest in eligible collateral with an estimated collateral value (after collateral weightings) in excess of the book value of all members’ and nonmember housing associates’ obligations to the Bank. The Bank has never experienced a loss on its advances.

The following table presents the Bank’s top five financial entities by their TCE at June 30, 2026.

	June 30, 2026
(dollars in millions)	TCE	% of Total
PNC Bank, National Association, DE (1)	$39,483.1	37.3%
TD Bank U.S. Holding Company (2)	26,488.9	25.0
Ally Bank, UT (3)	9,224.6	8.7
Fulton Bank, N.A.	4,248.2	4.0
Customers Bank	3,984.0	3.8
	$83,428.8	78.8%
Other financial institutions	22,456.6	21.2
Total TCE outstanding	$105,885.4	100.0%
Notes:
(1) For Bank membership purposes, principal place of business is Pittsburgh, PA.
(2) Member affiliates aggregated at the U.S. holding company level.
(3) For Bank membership purposes, principal place of business is Horsham, PA.

Advance Concentration Risk. The following table lists the Bank’s top five borrowers based on advances at par as of June 30, 2026.

	June 30, 2026
(dollars in millions)	Advance Balance	% of Total
PNC Bank, National Association, DE (1)	$39,000.0	50.1%
TD Bank U.S. Holding Company (3)	10,500.0	13.5
Ally Bank, UT (2)	9,200.0	11.8
First National Bank of Pennsylvania	3,100.0	4.0
Customers Bank	2,060.0	2.7
	$63,860.0	82.1%
Other borrowers	13,932.8	17.9
Total advances	$77,792.8	100.0%
Notes:
(1) For Bank membership purposes, principal place of business is Pittsburgh, PA.
(2) For Bank membership purposes, principal place of business is Horsham, PA.
(3)Member affiliates aggregated at the U.S. holding company level.

Letters of Credit. The letter of credit product is collateralized under the same policies, procedures and guidelines that apply to advances. Outstanding letters of credit totaled $24.8 billion at June 30, 2026 and $27.5 billion at December 31, 2025, primarily related to public unit deposits. Not included in these totals are additional authorized but unused standby letters of credit of $2.8 billion at June 30, 2026 and $2.3 billion at December 31, 2025. The Bank had a concentration of letters of credit with two members, TD Bank N.A. of $14.2 billion or 57.4% and Fulton Bank of $3.1 billion or 12.4% of the total at June 30, 2026, and two members, TD Bank N.A. of $15.8 billion or 57.4% and Fulton Bank of $3.4 billion or 12.4% of the total at December 31, 2025.

Collateral Policies and Practices. Members are required to maintain eligible collateral to secure their TCE in accordance with the Member Products Policy.

Collateral Agreements and Valuation. The Bank provides members with two types of collateral agreements: a blanket lien collateral pledge agreement and a specific collateral pledge agreement.

For member borrowers, the following table presents information on a combined basis regarding the type of collateral securing their outstanding credit exposure and the collateral status as of June 30, 2026.

	June 30, 2026
(dollars in millions)	Blanket Lien		Listing		Delivery		Total
	Amount	%	Amount	%	Amount	%	Amount	%
One-to-four single-family residential mortgage loans	$109,839.8	40.8%	$969.6	7.7%	$6.6	4.2%	$110,816.0	39.3%
High quality investment securities	35,548.3	13.2	7,505.9	59.6	152.5	95.7	43,206.7	15.3
Other real estate-related collateral (ORERC)/CFI eligible collateral	96,956.0	36.0	2,044.1	16.2	0.2	0.1	99,000.3	35.1
Multi-family residential mortgage loans	26,983.4	10.0	2,081.5	16.5	—	—	29,064.9	10.3
Total eligible collateral value	$269,327.5	100.0%	$12,601.1	100.0%	$159.3	100.0%	$282,087.9	100.0%
Total TCE	$98,742.5	93.2%	$7,062.9	6.7%	$80.0	0.1%	$105,885.4	100.0%
Number of members	145	85.8%	18	10.7%	6	3.5%	169	100.0%

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

Investment Quality and External Credit Ratings. The following table presents the Bank’s investment carrying values as of June 30, 2026 based on the lowest credit rating from the NRSROs (Moody’s, S&P and Fitch).

	June 30, 2026 (1)
	Long-Term Rating
(in millions)	AAA	AA	A	BBB	Below Investment Grade	Unrated	Total
Money market investments:
Interest-bearing deposits	$—	$788.1	$2,670.1	$—	$—	$—	$3,458.2
Securities purchased under agreements to resell	—	—	2,200.0	—	—	—	2,200.0
Federal funds sold	—	5,547.0	1,550.0	—	—	—	7,097.0
Total money market investments	—	6,335.1	6,420.1	—	—	—	12,755.2
Investment securities:
U.S. Treasury obligations	—	5,105.5	—	—	—	—	5,105.5
GSE and TVA obligations	—	889.1	—	—	—	—	889.1
State or local agency obligations	12.5	163.4	—	—	—	—	175.9
Total non-MBS	12.5	6,158.0	—	—	—	—	6,170.5
U.S. obligations single-family MBS	—	1,837.1	—	—	—	—	1,837.1
GSE single-family MBS	—	6,211.5	—	—	—	—	6,211.5
GSE multifamily MBS	—	7,381.5	—	—	—	—	7,381.5
Private label MBS	3.1	2.3	4.5	0.4	26.6	85.7	122.6
Total MBS	3.1	15,432.4	4.5	0.4	26.6	85.7	15,552.7
Total investments	$15.6	$27,925.5	$6,424.6	$0.4	$26.6	$85.7	$34,478.4
Note:
(1) Balances exclude $5.4 million of interest-bearing deposits with FHLBank of Chicago at June 30, 2026 and total accrued interest of $80.7 million at June 30, 2026.

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

As of June 30, 2026, the Bank had unsecured exposure to nineteen counterparties totaling $10.6 billion, with one counterparty exceeding 10% of the total exposure. The following table presents the Bank’s unsecured credit exposure with non-governmental counterparties by investment type at June 30, 2026. The unsecured investment credit exposure presented may not reflect the average or maximum exposure during the period.

(in millions)
Carrying Value	June 30, 2026
Interest-bearing deposits (1)	$3,458.2
Federal funds sold	7,097.0
Total	$10,555.2
Note:
(1) Excludes $5.4 million of Interest-bearing deposits with FHLBank of Chicago at June 30, 2026.

    As of June 30, 2026, 60.0% of the Bank’s unsecured investment credit exposures were to U.S. branches and agency offices of foreign commercial banks. The Bank actively monitors its credit exposures and the credit quality of its counterparties, including an assessment of each counterparty’s financial performance, capital adequacy, sovereign support, and the current market perceptions of the counterparties. General macro-economic, political and market conditions may also be considered when deciding on unsecured exposure. As a result, the Bank may limit or suspend existing counterparties.

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

    Finance Agency regulation also permits the Bank to extend additional unsecured credit for overnight transactions and for sales of Federal funds subject to continuing contracts that renew automatically. For overnight exposures only, the Bank’s total unsecured exposure to a counterparty may not exceed twice the applicable regulatory limit, or a total of 2% to 30% of the eligible amount of regulatory capital, based on the counterparty’s internal credit rating. As of June 30, 2026, the Bank was in compliance with the regulatory limits established for unsecured credit.

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

The following table presents the long-term credit ratings of the unsecured investment credit exposures by the domicile of the counterparty or the domicile of the counterparty’s immediate parent for U.S. subsidiaries or branches and agency offices of foreign commercial banks based on the NRSROs used. This table does not reflect the foreign sovereign government’s credit rating.

(in millions)
June 30, 2026 (1) (2)
	Carrying Value
Domicile of Counterparty	Investment Grade (3) (4)
	AA	A	Total
Domestic	$1,270.1	$2,920.1	$4,190.2
U.S. branches and agency offices of foreign commercial banks:
Australia	725.0	—	725.0
Canada	900.0	700.0	1,600.0
Finland	165.0	—	165.0
Germany	300.0	250.0	550.0
Netherlands	—	350.0	350.0
Norway	500.0	—	500.0
Sweden	2,475.0	—	2,475.0
Total U.S. branches and agency offices of foreign commercial banks	$5,065.0	$1,300.0	$6,365.0
Total unsecured investment credit exposure	$6,335.1	$4,220.1	$10,555.2
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
(4) Represents the NRSRO rating of the counterparty not the country. There were no AAA or BBB rated investments at June 30, 2026.

Credit and Counterparty Risk - Mortgage Loans and Derivatives

Mortgage Loans. The Finance Agency has authorized the Bank to hold mortgage loans under the MPF Program whereby the Bank acquires mortgage loans from participating members in a shared credit risk structure. Conventional mortgage loans carry CE requirements such that the Bank has a high degree of confidence that it will be paid principal and interest in all material respects, even under reasonably likely adverse changes to expected economic conditions. Loans are assessed by a third-party credit model at acquisition, and a CE requirement is calculated based on loan attributes and the Bank’s risk tolerance with respect to its MPF portfolio. The Bank had net mortgage loans held for portfolio of $5.5 billion at June 30, 2026 and $5.2 billion at December 31, 2025, after an allowance for credit losses of $2.2 million at June 30, 2026 and $2.5 million at December 31, 2025.

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

When a conventional mortgage loan requires PMI, the MPF Program modeling applied to the Bank’s acquisitions requires additional CE from the Participating Financial Institution (PFI) to compensate for the mortgage insurer rating when it is below BBB+. The unpaid principal balance and maximum coverage outstanding for seriously delinquent loans with PMI as of June 30, 2026 was $13.1 million and $3.9 million, respectively. The corresponding amounts at December 31, 2025 were $10.8 million and $3.0 million.

The MPF Plus product required SMI under the MPF Program when each pool was established. At June 30, 2026, 5 of the 14 MPF Plus pools still have SMI policies in place. The Bank does not currently offer the MPF Plus product and has not purchased loans under MPF Plus Commitments since July 2006. Per MPF Program guidelines, the existing MPF Plus product exposure is required to be secured by the PFI once the SMI company is rated below AA-. As of June 30, 2026, all of the SMI exposure is fully collateralized.

Derivative Counterparties. The Bank does not anticipate credit losses on its uncleared or cleared derivatives as of June 30, 2026.

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

Consolidated Obligations. The Bank’s ability to operate its business, meet its obligations and generate net interest income depends primarily on the ability to issue large amounts of various debt structures at attractive rates. Consolidated obligation bonds and discount notes, along with member deposits and capital, represent the primary funding sources used by the Bank to support its asset base. Consolidated obligations benefit from the Bank’s GSE status; however, they are not obligations of the U.S., and the U.S. government does not guarantee them. Consolidated obligation bonds and discount notes are rated Aa1 with stable outlook/P-1 by Moody’s and AA+ with stable outlook/A-1+ by S&P as of June 30, 2026. These ratings express these NRSRO’s opinions of the likelihood of timely payment of principal and interest.

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

    Funding and Debt Issuance. During the first six months of 2026, the Bank maintained continual access to funding. Access to short-term debt markets has been reliable because investors, driven by liquidity preferences and risk aversion, have sought the FHLBanks’ short-term debt as an asset of choice. The FHLBanks have maintained comparatively stable access to funding through a diverse investor base at relatively favorable spreads to U.S. Treasury rates. Changes or disruptions in the capital markets could limit the Bank’s ability to issue consolidated obligations, which could impact the Bank’s liquidity and cost of funds.

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

    Regulatory Liquidity Requirements. The Bank is required to maintain a level of liquidity in accordance with certain Finance Agency guidance. Under these policies and guidelines, the Bank is required to maintain contingency liquidity to meet liquidity needs in an amount at least equal to its anticipated net cash outflows under certain scenarios. One scenario assumes that the Bank cannot access the capital markets for a period of 20 days and during that time members would renew any maturing, prepaid or called advances. In addition, the Bank is required to perform and report to the Finance Agency the results of an annual liquidity stress test. For the six months ended June 30, 2026, the Bank was in compliance with these liquidity requirements.

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

Item 1: Financial Statements (unaudited)

Federal Home Loan Bank of Pittsburgh
Statements of Income (unaudited)

	Three months ended June 30,		Six months ended June 30,
(in thousands)	2026	2025	2026	2025
Interest income:
Advances	$571,692	$661,021	$973,751	$1,399,384
Interest-bearing deposits	29,973	36,623	56,071	75,625
Securities purchased under agreements to resell	20,217	30,003	39,784	104,097
Federal funds sold	90,813	91,239	175,237	148,567
Trading securities	925	1,210	1,885	2,472
Available-for-sale (AFS) securities	211,446	234,243	412,528	462,804
Held-to-maturity (HTM) securities	10,122	13,540	21,108	27,035
Mortgage loans held for portfolio	55,800	47,950	109,499	93,873
Total interest income	990,988	1,115,829	1,789,863	2,313,857
Interest expense:
Consolidated obligations - discount notes	258,434	78,127	449,891	187,238
Consolidated obligations - bonds	578,673	862,873	1,046,909	1,772,284
Deposits	5,857	6,850	11,570	14,039
Mandatorily redeemable capital stock and other borrowings	335	145	622	291
Total interest expense	843,299	947,995	1,508,992	1,973,852
Net interest income	147,689	167,834	280,871	340,005
Provision (reversal) for credit losses	1,103	715	2,371	1,496
Net interest income after provision for credit losses	146,586	167,119	278,500	338,509
Noninterest income (loss):
Net gains (losses) on investment securities (Note 2)	(524)	740	(1,137)	3,120
Net gains (losses) on derivatives (Note 5)	858	(7,750)	(6,543)	(19,617)
Standby letters of credit fees	7,513	8,844	15,428	17,607
Other, net	259	(383)	1,505	299
Total noninterest income (loss)	8,106	1,451	9,253	1,409
Other expense:
Compensation and benefits	16,022	15,644	31,204	31,906
Other operating	12,995	13,089	23,111	23,437
Finance Agency	1,501	2,473	3,005	4,950
Office of Finance	1,681	1,376	2,980	3,222
Voluntary contributions	8,849	11,820	14,364	18,827
Total other expense	41,048	44,402	74,664	82,342
Income before assessments	113,644	124,168	213,089	257,576
Affordable Housing Program (AHP) assessment	11,398	12,431	21,371	25,786
Net income	$102,246	$111,737	$191,718	$231,790

The accompanying notes are an integral part of these financial statements.

Federal Home Loan Bank of Pittsburgh
Statements of Comprehensive Income (Loss) (unaudited)

	Three months ended June 30,		Six months ended June 30,
(in thousands)	2026	2025	2026	2025
Net income	$102,246	$111,737	$191,718	$231,790
Other comprehensive income (loss):
Net change in fair value of AFS securities	8,516	(51,502)	6,758	(20,419)
Realized (gains) losses on AFS securities included in net income	—	—	—	(417)
Pension and post-retirement benefits	(295)	(3,550)	(269)	(3,530)
Total other comprehensive income (loss)	8,221	(55,052)	6,489	(24,366)
Total comprehensive income (loss)	$110,467	$56,685	$198,207	$207,424

The accompanying notes are an integral part of these financial statements.

Federal Home Loan Bank of Pittsburgh
Statements of Condition (unaudited)

(in thousands, except par value)	June 30, 2026	December 31, 2025
ASSETS
Cash and due from banks	$36,728	$32,585
Interest-bearing deposits (Note 2)	3,463,600	2,408,873
Securities purchased under agreements to resell (Note 2)	2,200,000	2,680,000
Federal funds sold (Note 2)	7,097,000	5,977,000
Investment securities: (Note 2)
Trading securities	113,575	119,676
AFS securities, net; amortized cost of $20,573,450 and $18,171,361	20,595,928	18,189,327
HTM securities; fair value of $961,993 and $1,099,599	1,013,785	1,143,705
Total investment securities	21,723,288	19,452,708
Advances (Note 3)	77,683,630	36,819,992
Mortgage loans held for portfolio, net (Note 4)	5,476,529	5,220,302
Accrued interest receivable	371,342	261,589
Derivative assets (Note 5)	344,620	350,117
Other assets	118,614	114,060
Total assets	$118,515,351	$73,317,226

LIABILITIES AND CAPITAL
Liabilities
Deposits	$598,618	$590,785
Consolidated obligations: (Note 6)
Discount notes	29,428,993	16,697,025
Bonds	81,349,327	50,795,251
Total consolidated obligations	110,778,320	67,492,276
Mandatorily redeemable capital stock (Note 7)	13,379	12,344
Accrued interest payable	413,359	305,053
AHP payable	198,764	183,978
Derivative liabilities (Note 5)	7,032	1,994
Other liabilities	227,832	159,195
Total liabilities	112,237,304	68,745,625
Commitments and contingencies (Note 10)
Capital (Note 7)
Capital stock - Class B putable ($100 par value) issued and outstanding shares 39,031 and 22,922, respectively	3,903,107	2,292,218
Retained earnings:
Unrestricted	1,530,907	1,462,288
Restricted	803,821	783,372
Total retained earnings	2,334,728	2,245,660
Accumulated Other Comprehensive Income (Loss) (AOCI)	40,212	33,723
Total capital	6,278,047	4,571,601
Total liabilities and capital	$118,515,351	$73,317,226

The accompanying notes are an integral part of these financial statements.

Federal Home Loan Bank of Pittsburgh
Statements of Cash Flows (unaudited)

	Six months ended June 30,
(in thousands)	2026	2025
OPERATING ACTIVITIES
Net income	$191,718	$231,790
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization (accretion)	92,078	(27,110)
Net change in derivative and hedging activities	161,129	(364,717)
Net realized losses (gains) from sales of AFS securities	—	(417)
Net change in fair value adjustments on trading securities	1,137	(2,703)
Other adjustments, net	2,518	1,814
Net change in:
Accrued interest receivable	(109,302)	104,746
Other assets	(904)	5,176
Accrued interest payable	108,376	(33,872)
Other liabilities	11,033	11,868
Total adjustments	266,065	(305,215)
Net cash provided by (used in) operating activities	$457,783	$(73,425)
INVESTING ACTIVITIES
Net change in:
Interest-bearing deposits (including $280 and $(269) (to) from other FHLBanks)	$(993,787)	$235,663
Securities purchased under agreements to resell	480,000	3,600,000
Federal funds sold	(1,120,000)	(3,104,000)
Trading securities:
Proceeds	5,000	10,000
AFS securities:
Proceeds (includes $0, and $346,659 from sales)	1,717,677	1,448,078
Purchases	(4,171,201)	(1,452,730)
HTM securities:
Proceeds	129,033	119,376
Purchases	—	(99,707)
Advances:
Repaid	220,469,759	187,617,124
Originated	(261,418,795)	(170,122,854)
Mortgage loans held for portfolio:
Principal collected	281,291	197,553
Purchases	(550,263)	(454,880)
Other investing activities, net	(5,410)	(4,094)
Net cash provided by (used in) investing activities	$(45,176,696)	$17,989,529

Federal Home Loan Bank of Pittsburgh Statements of Cash Flows (unaudited)
(continued)
	Six months ended June 30,
(in thousands)	2026	2025
FINANCING ACTIVITIES
Net change in deposits	$33,813	$(161,914)
Net proceeds from issuance of consolidated obligations:
Discount notes	193,461,002	190,920,023
Bonds	68,577,177	55,744,328
Payments for maturing and retiring consolidated obligations:
Discount notes	(180,809,370)	(197,962,747)
Bonds	(38,048,840)	(65,672,155)
Proceeds from issuance of capital stock	4,078,516	1,845,808
Payments for repurchase/redemption of capital stock	(2,454,741)	(2,476,293)
Payments for repurchase/redemption of mandatorily redeemable capital stock	(11,851)	(794)
Cash dividends paid	(102,650)	(149,768)
Net cash provided by (used in) financing activities	$44,723,056	$(17,913,512)
Net increase (decrease) in cash and due from banks	$4,143	$2,592
Cash and due from banks at beginning of the period	32,585	17,340
Cash and due from banks at end of the period	$36,728	$19,932
Supplemental disclosures:
Cash activities:
Interest paid	$1,343,793	$2,083,350
Non-cash activities:
Capital stock reclassified to mandatorily redeemable capital stock	12,886	—

The accompanying notes are an integral part of these financial statements.

Federal Home Loan Bank of Pittsburgh
Statements of Changes in Capital (unaudited)

	Capital Stock - Putable		Retained Earnings
(in thousands)	Shares	Par Value	Unrestricted	Restricted	Total	AOCI	Total Capital
March 31, 2025	31,700	$3,170,003	$1,385,533	$756,886	$2,142,419	$166	$5,312,588
Comprehensive income (loss)	—	—	89,389	22,348	111,737	(55,052)	56,685
Issuance of capital stock	10,778	1,077,794	—	—	—	—	1,077,794
Repurchase/redemption of capital stock	(13,166)	(1,316,570)	—	—	—	—	(1,316,570)
Cash dividends	—	—	(69,258)	—	(69,258)	—	(69,258)
June 30, 2025	29,312	$2,931,227	$1,405,664	$779,234	$2,184,898	$(54,886)	$5,061,239

March 31, 2026	27,807	$2,780,687	$1,501,119	$783,372	$2,284,491	$31,991	$5,097,169
Comprehensive income (loss)	—	—	81,797	20,449	102,246	8,221	110,467
Issuance of capital stock	24,296	2,429,608	—	—	—	—	2,429,608
Repurchase/redemption of capital stock	(12,949)	(1,294,940)	—	—	—	—	(1,294,940)
Stock reclassified to mandatorily redeemable capital stock	(123)	(12,248)	—	—	—	—	(12,248)
Cash dividends	—	—	(52,009)	—	(52,009)	—	(52,009)
June 30, 2026	39,031	$3,903,107	$1,530,907	$803,821	$2,334,728	$40,212	$6,278,047

	Capital Stock - Putable		Retained Earnings
(in thousands)	Shares	Par Value	Unrestricted	Restricted	Total	AOCI	Total Capital
December 31, 2024	35,617	$3,561,712	$1,370,000	$732,876	$2,102,876	$(30,520)	$5,634,068
Comprehensive income (loss)	—	—	185,432	46,358	231,790	(24,366)	207,424
Issuance of capital stock	18,458	1,845,808	—	—	—	—	1,845,808
Repurchase/redemption of capital stock	(24,763)	(2,476,293)	—	—	—	—	(2,476,293)
Cash dividends	—	—	(149,768)	—	(149,768)	—	(149,768)
June 30, 2025	29,312	$2,931,227	$1,405,664	$779,234	$2,184,898	$(54,886)	$5,061,239

December 31, 2025	22,922	$2,292,218	$1,462,288	$783,372	$2,245,660	$33,723	$4,571,601
Comprehensive income (loss)	—	—	171,269	20,449	191,718	6,489	198,207
Issuance of capital stock	40,785	4,078,516	—	—	—	—	4,078,516
Repurchase/redemption of capital stock	(24,547)	(2,454,741)	—	—	—	—	(2,454,741)
Stock reclassified to mandatorily redeemable capital stock	(129)	(12,886)	—	—	—	—	(12,886)
Cash dividends	—	—	(102,650)	—	(102,650)	—	(102,650)
June 30, 2026	39,031	$3,903,107	$1,530,907	$803,821	$2,334,728	$40,212	$6,278,047

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

Note 1 – Changes in Accounting Principle and Recently Issued Accounting Standards and Interpretations

    The Bank did not adopt any new accounting standards during the six months ended June 30, 2026.

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

Debt Securities. At June 30, 2026, net unsettled purchases or sales of investment securities, including related accrued interest, totaled $71.5 million. At December 31, 2025, there were no net unsettled purchases or sale of investment securities, including related accrued interest. These amounts represent noncash investing activity and are excluded from the Statements of Cash Flows.

    Trading Securities. The following table presents the fair value of trading securities by major security type at June 30, 2026 and December 31, 2025.

(in thousands)	June 30, 2026	December 31, 2025
GSE obligations	$113,575	$119,676

The following table presents net gains (losses) on trading securities for the three and six months ended June 30, 2026 and 2025.

	Three months ended June 30,		Six months ended June 30,
(in thousands)	2026	2025	2026	2025
Net unrealized gains (losses) on trading securities held at period-end	$(524)	$731	$(1,136)	$2,668
Net gains (losses) on trading securities sold/matured during the period	—	9	(1)	35
Net gains (losses) on trading securities	$(524)	$740	$(1,137)	$2,703

AFS Securities. The following tables presents AFS securities by major security type at June 30, 2026 and December 31, 2025.

	June 30, 2026
(in thousands)	Amortized Cost (1)	Allowance for Credit Losses	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Non-MBS:
U.S. Treasury obligations	$5,100,392	$—	$6,424	$(1,338)	$5,105,478
GSE and TVA obligations	761,901	—	14,859	(1,195)	775,565
State or local agency obligations	182,560	—	5	(6,663)	175,902
Total non-MBS	$6,044,853	$—	$21,288	$(9,196)	$6,056,945
MBS:
U.S. obligations single-family	$1,449,716	$—	$3,103	$(5,401)	$1,447,418
GSE single-family	5,868,338	—	11,410	(27,194)	5,852,554
GSE multifamily	7,098,368	—	50,537	(5,499)	7,143,406
Private label	112,175	(18,959)	3,724	(1,335)	95,605
Total MBS	$14,528,597	$(18,959)	$68,774	$(39,429)	$14,538,983
Total AFS securities	$20,573,450	$(18,959)	$90,062	$(48,625)	$20,595,928

Notes to Unaudited Financial Statements (continued)

	December 31, 2025
(in thousands)	Amortized Cost (1)	Allowance for Credit Losses	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Non-MBS:
U.S. Treasury obligations	$4,902,802	$—	$9,749	$(271)	$4,912,280
GSE and TVA obligations	817,747	—	17,326	(1,010)	834,063
State or local agency obligations	181,516	—	10	(6,693)	174,833
Total non-MBS	$5,902,065	$—	$27,085	$(7,974)	$5,921,176
MBS:
U.S. obligations single-family	$1,306,993	$—	$3,184	$(6,295)	$1,303,882
GSE single-family	4,568,337	—	6,899	(27,463)	4,547,773
GSE multifamily	6,278,534	—	40,233	(4,399)	6,314,368
Private label	115,432	(16,713)	4,626	(1,217)	102,128
Total MBS	$12,269,296	$(16,713)	$54,942	$(39,374)	$12,268,151
Total AFS securities	$18,171,361	$(16,713)	$82,027	$(47,348)	$18,189,327
Note:
(1) Includes adjustments made to the cost basis of investments for accretion, amortization and/or fair value hedge accounting adjustments, and excludes accrued interest receivable of $66.4 million at June 30, 2026 and $59.1 million at December 31, 2025.

The following tables summarize the AFS securities with gross unrealized losses as of June 30, 2026 and December 31, 2025. The gross unrealized losses are aggregated by major security type and length of time that individual securities have been in a continuous unrealized loss position.

	June 30, 2026
	Less than 12 Months		Greater than 12 Months		Total
(in thousands)	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
Non-MBS:
U.S. Treasury obligations	$1,120,020	$(1,338)	$—	$—	$1,120,020	$(1,338)
GSE and TVA obligations	3,839	(11)	26,401	(1,184)	30,240	(1,195)
State or local agency obligations	33,315	(435)	124,677	(6,228)	157,992	(6,663)
Total non-MBS	$1,157,174	$(1,784)	$151,078	$(7,412)	$1,308,252	$(9,196)
MBS:
U.S. obligations single-family	$375,857	$(687)	$349,792	$(4,714)	$725,649	$(5,401)
GSE single-family	2,004,523	(4,164)	1,031,102	(23,030)	3,035,625	(27,194)
GSE multifamily	802,141	(1,812)	1,279,716	(3,687)	2,081,857	(5,499)
Private label	8,225	(214)	22,748	(1,121)	30,973	(1,335)
Total MBS	$3,190,746	$(6,877)	$2,683,358	$(32,552)	$5,874,104	$(39,429)
Total	$4,347,920	$(8,661)	$2,834,436	$(39,964)	$7,182,356	$(48,625)

Notes to Unaudited Financial Statements (continued)

	December 31, 2025
	Less than 12 Months		Greater than 12 Months		Total
(in thousands)	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
Non-MBS:
U.S. Treasury obligations	$402,742	$(39)	$49,589	$(232)	$452,331	$(271)
GSE and TVA obligations	—	—	26,616	(1,010)	26,616	(1,010)
State or local agency obligations	594	(6)	154,103	(6,687)	154,697	(6,693)
Total non-MBS	$403,336	$(45)	$230,308	$(7,929)	$633,644	$(7,974)
MBS:
U.S. obligations single-family	$118,520	$(162)	$616,484	$(6,133)	$735,004	$(6,295)
GSE single-family	1,066,790	(1,336)	1,264,868	(26,127)	2,331,658	(27,463)
GSE multifamily	163,121	(200)	1,709,961	(4,199)	1,873,082	(4,399)
Private label	1,858	(26)	24,089	(1,191)	25,947	(1,217)
Total MBS	$1,350,289	$(1,724)	$3,615,402	$(37,650)	$4,965,691	$(39,374)
Total	$1,753,625	$(1,769)	$3,845,710	$(45,579)	$5,599,335	$(47,348)

Redemption Terms. The amortized cost and fair value of AFS securities by contractual maturity as of June 30, 2026 and December 31, 2025 are presented below. Expected maturities of some securities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment fees. MBS are not presented by contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment fees.

(in thousands)	June 30, 2026		December 31, 2025
Year of Maturity	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Non-MBS:
Due in one year or less	$445,503	$446,522	$488,836	$489,345
Due after one year through five years	4,640,068	4,655,988	4,349,934	4,368,488
Due after five years through ten years	877,582	877,274	984,185	988,832
Due after ten years	81,700	77,161	79,110	74,511
Total non-MBS	6,044,853	6,056,945	5,902,065	5,921,176
MBS	14,528,597	14,538,983	12,269,296	12,268,151
Total AFS securities	$20,573,450	$20,595,928	$18,171,361	$18,189,327

Realized Gains (Losses) on AFS Securities. The following table provides a summary of proceeds, gross gains and losses on sales of AFS securities for the three and six months ended June 30, 2026 and June 30, 2025.

	Three months ended June 30,		Six months ended June 30,
(in thousands)	2026	2025	2026	2025
Proceeds from sales of AFS securities	$—	$—	$—	$346,659
Gross gains on AFS securities	$—		$—	$417
Net realized gains(losses) from sales of AFS securities	$—	$—	$—	$417

Notes to Unaudited Financial Statements (continued)
HTM Securities. The following table presents HTM securities by major security type at June 30, 2026 and December 31, 2025.

	June 30, 2026
(in thousands)	Amortized Cost (1)	Gross Unrealized Holding Gains	Gross Unrealized Holding Losses	Fair Value
MBS:
U.S. obligations single-family	$389,709	$1,135	$(3,281)	$387,563
GSE single-family	358,902	452	(45,369)	313,985
GSE multifamily	238,129	—	(3,524)	234,605
Private label	27,045	27	(1,232)	25,840
Total MBS	$1,013,785	$1,614	$(53,406)	$961,993
Total HTM securities	$1,013,785	$1,614	$(53,406)	$961,993

	December 31, 2025
(in thousands)	Amortized Cost (1)	Gross Unrealized Holding Gains	Gross Unrealized Holding Losses	Fair Value
MBS:
U.S. obligations single-family	$470,133	$3,951	$(2,219)	$471,865
GSE single-family	405,197	1,257	(45,065)	361,389
GSE multifamily	238,829	—	(798)	238,031
Private label	29,546	21	(1,253)	28,314
Total MBS	$1,143,705	$5,229	$(49,335)	$1,099,599
Total HTM securities	$1,143,705	$5,229	$(49,335)	$1,099,599
Note:
(1) Includes adjustments made to the cost basis of investments for accretion and amortization and excludes accrued interest receivable of $3.4 million at June 30, 2026 and $3.9 million at December 31, 2025.

Redemption Terms. The HTM securities consisted entirely of MBS, and as such are not presented by contractual maturity because borrowers may have the right to call or prepay obligations with or without call or prepayment fees.

Notes to Unaudited Financial Statements (continued)
Note 3 – Advances

    General Terms. The Bank offers a wide-range of fixed- and variable-rate advance products with different maturities, interest rates, payment characteristics and optionality. Advances generally have maturities ranging from overnight to 30 years. Variable rate advance interest rates reset periodically at a fixed spread to secured overnight financing rate (SOFR).

The following table details the Bank’s advances portfolio by year of redemption and weighted-average interest rate as of June 30, 2026 and December 31, 2025.

(dollars in thousands)	June 30, 2026		December 31, 2025
Year of Redemption	Amount	Weighted Average Interest Rate	Amount	Weighted Average Interest Rate
Due in 1 year or less	$50,047,946	3.88%	$23,332,978	4.04%
Due after 1 year through 2 years	16,930,773	3.95	9,454,980	4.05
Due after 2 years through 3 years	9,454,205	3.92	3,640,350	4.07
Due after 3 years through 4 years	396,707	4.07	202,445	4.18
Due after 4 years through 5 years	817,637	4.16	60,822	4.06
Thereafter	145,534	3.39	152,191	3.42
Total par value	$77,792,802	3.90%	$36,843,766	4.05%
Deferred prepayment fees	—		(67)
Fair value hedging adjustments	(109,172)		(23,707)
Total advances (1)	$77,683,630		$36,819,992
Note:
(1) Amounts exclude accrued interest receivable of $254.9 million and $158.4 million at June 30, 2026 and December 31, 2025, respectively

The Bank offers certain advances to members that provide a member the right, based upon predetermined exercise dates, to prepay the advance prior to maturity without incurring prepayment or termination fees (returnable advances). The following table summarizes advances by the earlier of year of redemption or next call date as of June 30, 2026 and December 31, 2025.

	Year of Redemption or Next Call Date
(in thousands)	June 30, 2026	December 31, 2025
Due in 1 year or less	$51,482,946	$23,927,978
Due after 1 year through 2 years	16,588,273	8,952,480
Due after 2 years through 3 years	9,441,705	3,547,850
Due after 3 years through 4 years	96,707	202,445
Due after 4 years through 5 years	37,637	60,822
Thereafter	145,534	152,191
Total par value	$77,792,802	$36,843,766

Notes to Unaudited Financial Statements (continued)
Interest Rate Payment Terms. The following table details interest rate payment terms by year of redemption for advances as of June 30, 2026 and December 31, 2025.

(in thousands)	June 30, 2026	December 31, 2025
Fixed-rate – overnight	$950,455	$2,355,769
Fixed-rate – term:
Due in 1 year or less	$15,005,540	$10,971,285
Thereafter	7,278,311	7,905,787
Total fixed-rate	$23,234,306	$21,232,841
Variable-rate:
Due in 1 year or less	$34,091,951	$10,005,925
Thereafter	20,466,545	5,605,000
Total variable-rate	$54,558,496	$15,610,925
Total par value	$77,792,802	$36,843,766

Credit Risk Exposure and Security Terms. The Bank’s potential credit risk from advances is primarily concentrated in commercial banks. As of June 30, 2026, the Bank had advances of $63.9 billion outstanding to the five largest borrowers, which represented 82.1% of the total principal amount of advances outstanding. Of those five, three had outstanding advances that were in excess of 10% of the Bank’s total portfolio at June 30, 2026.

As of December 31, 2025, the Bank had advances of $26.0 billion outstanding to the five largest borrowers, which represented 70.6% of the total principal amount of advances outstanding. Of these five, two had outstanding advances that were in excess of 10% of the Bank’s total portfolio at December 31, 2025.

Advances ACL. The Bank evaluates advances for credit losses on a quarterly basis. At June 30, 2026 and December 31, 2025, the Bank did not have credit products that were past due, on nonaccrual status, or considered impaired. In addition, the Bank did not have modifications related to advances with borrowers experiencing financial difficulties during the first six months of 2026.

The Bank continues to evaluate and, as necessary, make changes to its collateral guidelines based on current market conditions. At June 30, 2026 and December 31, 2025, the Bank had rights to collateral on a member-by-member basis with a value in excess of its outstanding extensions of credit. Based on the Bank’s collateral policies, collateral held as security and repayment history of no credit losses on advances, the Bank has not recorded an ACL at June 30, 2026 or December 31, 2025.

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

The following table presents balances as of June 30, 2026 and December 31, 2025 for mortgage loans held for portfolio.

(in thousands)	June 30, 2026	December 31, 2025
Fixed-rate long-term single-family mortgages (1)	$5,365,976	$5,098,101
Fixed-rate medium-term single-family mortgages (2)	67,894	77,064
Total par value	5,433,870	5,175,165
Premiums	78,157	73,778
Discounts	(11,272)	(11,766)
Hedging adjustments	(22,062)	(14,400)
Total mortgage loans held for portfolio (3)	$5,478,693	$5,222,777
Allowance for credit losses on mortgage loans	(2,164)	(2,475)
Mortgage loans held for portfolio, net	$5,476,529	$5,220,302
Notes:
(1) Long-term is defined as an original term of greater than 15 years and up to 30 years.
(2) Medium-term is defined as an original term of 15 years or less.
(3) Amounts exclude accrued interest receivable of $35.8 million at June 30, 2026 and $33.6 million at December 31, 2025.

The following table details the par value of mortgage loans held for portfolio outstanding categorized by type as of June 30, 2026 and December 31, 2025.

(in thousands)	June 30, 2026	December 31, 2025
Conventional loans	$5,353,151	$5,090,977
Government-guaranteed/insured loans	80,719	84,188
Total par value	$5,433,870	$5,175,165

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

Notes to Unaudited Financial Statements (continued)
Credit Quality Indicator for Conventional Mortgage Loans. The following table presents the payment status for conventional mortgage loans at June 30, 2026 and December 31, 2025.

	June 30, 2026
(in thousands)	Origination Year
Payment Status, at amortized cost (1)	Prior to 2022	2022 to 2026	Total
Past due 30-59 days	$35,326	$13,218	$48,544
Past due 60-89 days	9,054	6,725	15,779
Past due 90 days or more	15,304	6,854	22,158
Total past due loans	$59,684	$26,797	$86,481
Current loans	2,925,013	2,384,965	5,309,978
Total conventional loans	$2,984,697	$2,411,762	$5,396,459

	December 31, 2025
(in thousands)	Origination Year
Payment Status, at amortized cost (1)	Prior to 2021	2021 to 2025	Total
Past due 30-59 days	$35,717	$29,782	$65,499
Past due 60-89 days	9,369	8,636	18,005
Past due 90 days or more	11,683	8,675	20,358
Total past due loans	$56,769	$47,093	$103,862
Current loans	2,077,766	2,955,321	5,033,087
Total conventional loans	$2,134,535	$3,002,414	$5,136,949
Note:
(1) The amortized cost at June 30, 2026 and December 31, 2025 excludes accrued interest receivable.

Other Delinquency Statistics. The following table presents the delinquency statistics for the Bank’s mortgage loans at June 30, 2026 and December 31, 2025.

	June 30, 2026
(dollars in thousands) (1)	Conventional MPF Loans	Government-Guaranteed or Insured Loans	Total
In process of foreclosure, included above (2)	$10,560	$541	$11,101
Serious delinquency rate (3)	0.4%	2.1%	0.4%
Past due 90 days or more still accruing interest	$—	$1,742	$1,742
Loans on nonaccrual status	$25,904	$—	$25,904

	December 31, 2025
(dollars in thousands) (1)	Conventional MPF Loans	Government-Guaranteed or Insured Loans	Total
In process of foreclosure, included above (2)	$5,897	$393	$6,290
Serious delinquency rate (3)	0.4%	2.0%	0.4%
Past due 90 days or more still accruing interest	$—	$1,693	$1,693
Loans on nonaccrual status	$24,074	$—	$24,074
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

	June 30, 2026
(in thousands)	Notional Amount of Derivatives	Derivative Assets	Derivative Liabilities
Derivatives designated as hedging instruments:
Interest rate swaps	$68,883,003	$89,232	$67,422
Derivatives not designated as hedging instruments:
Interest rate swaps	$5,115,097	$17,227	$11,468
Interest rate caps or floors	2,400,000	2,371	—
Mortgage delivery commitments	47,670	7	950
Total derivatives not designated as hedging instruments:	$7,562,767	$19,605	$12,418
Total derivatives before netting and collateral adjustments	$76,445,770	$108,837	$79,840
Netting adjustments and cash collateral (1)		235,783	(72,808)
Total derivative assets and total derivative liabilities		$344,620	$7,032

	December 31, 2025
(in thousands)	Notional Amount of Derivatives	Derivative Assets	Derivative Liabilities
Derivatives designated as hedging instruments:
Interest rate swaps	$53,556,210	$53,257	$118,379
Derivatives not designated as hedging instruments:
Interest rate swaps	$5,981,376	$24,689	$7,854
Interest rate caps or floors	2,600,000	1,151	—
Mortgage delivery commitments	33,276	6	598
Total derivatives not designated as hedging instruments:	$8,614,652	$25,846	$8,452
Total derivatives before netting and collateral adjustments	$62,170,862	$79,103	$126,831
Netting adjustments and cash collateral (1)		271,014	(124,837)
Total derivative assets and total derivative liabilities		$350,117	$1,994
Note:
(1) Amounts represent the application of the netting requirements that allow the Bank to settle positive and negative positions and also cash collateral and related accrued interest held or placed by the Bank with the same clearing agent and/or counterparties. Cash collateral posted including accrued interest was $350.1 million for June 30, 2026 and $411.3 million for December 31, 2025. Cash collateral received was $41.5 million for June 30, 2026 and $15.5 million for December 31, 2025.

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

Notes to Unaudited Financial Statements (continued)

(in thousands)	Three months ended June 30, 2026
Hedged item type	Advances	AFS securities	Mortgage loans held for portfolio	Consolidated obligations – discount notes	Consolidated obligations – bonds
Total interest income/ (expense)	$571,692	$211,446	$55,800	$(258,434)	$(578,673)

Gains/(losses) on derivative	$39,030	$87,432	$—	$(10,770)	$15,783
Gains/ (losses) on hedged item	(39,037)	(87,348)	547	9,888	(16,034)
Net interest settlements	6,004	16,354	—	1,886	(28,605)
Effect of derivatives on net interest income	$5,997	$16,438	$547	$1,004	$(28,856)

(in thousands)	Six months ended June 30, 2026
Hedged item type	Advances	AFS securities	Mortgage loans held for portfolio	Consolidated obligations – discount notes	Consolidated obligations – bonds
Total interest income/ (expense)	$973,751	$412,528	$109,499	$(449,891)	$(1,046,909)

Gains/(losses) on derivative	$85,487	$132,538	$—	$(13,961)	$25,285
Gains/ (losses) on hedged item	(85,467)	(132,741)	862	14,228	(25,365)
Net interest settlements	13,280	34,429	—	3,252	(62,816)
Effect of derivatives on net interest income	$13,300	$34,226	$862	$3,519	$(62,896)

(in thousands)	Three months ended June 30, 2025
Hedged item type	Advances	AFS securities	Mortgage loans held for portfolio	Consolidated obligations – discount notes	Consolidated obligations – bonds
Total interest income / (expense)	$661,021	$234,243	$47,950	$(78,127)	$(862,873)

Gains/(losses) on derivative	$(33,772)	$(83,231)	$—	$(259)	$57,614
Gains/ (losses) on hedged item	33,863	83,629	122	687	(57,491)
Net interest settlements	26,211	35,975	—	(631)	(56,093)
Effect of derivatives on net interest income	$26,302	$36,373	$122	$(203)	$(55,970)

(in thousands)	Six months ended June 30, 2025
Hedged item type	Advances	AFS securities	Mortgage loans held for portfolio	Consolidated obligations – discount notes	Consolidated obligations – bonds
Total interest income / (expense)	$1,399,384	$462,804	$93,873	$(187,238)	$(1,772,284)

Gains/(losses) on derivative	$(108,395)	$(222,683)	$—	$(1,537)	$144,982
Gains/ (losses) on hedged item	108,579	222,724	243	2,750	(144,864)
Net interest settlements	54,287	70,775	—	(221)	(110,383)
Effect of derivatives on net interest income	$54,471	$70,816	$243	$992	$(110,265)

Notes to Unaudited Financial Statements (continued)
The following table presents the cumulative amount of fair value hedging adjustments and the related carrying amount of the hedged items.

(in thousands)	June 30, 2026
Hedged item type	Advances	AFS securities	Consolidated obligations – discount notes	Consolidated obligations – bonds
Amortized cost of hedged asset/liability (1)	$12,763,415	$11,039,253	$27,734,871	$16,538,594

Basis adjustments for active hedge relationships included in amortized cost	$(109,168)	$(251,062)	$(12,769)	$(72,679)
Basis adjustments for discontinued hedge relationships included in amortized cost	(4)	457	—	—
Total amount of fair value hedging basis adjustments	$(109,172)	$(250,605)	$(12,769)	$(72,679)

(in thousands)	December 31, 2025
Hedged item type	Advances	AFS securities	Consolidated obligations – discount notes	Consolidated obligations – bonds
Amortized cost of hedged asset/liability (1)	$12,068,299	$9,799,500	$14,814,633	$16,589,988

Basis adjustments for active hedge relationships included in amortized cost	$(23,668)	$(118,369)	$1,459	$(98,044)
Basis adjustments for discontinued hedge relationships included in amortized cost	(39)	506	—	—
Total amount of fair value hedging basis adjustments	$(23,707)	$(117,863)	$1,459	$(98,044)
Note:
(1) Includes only the portion of amortized cost representing the hedged items in active or discontinued fair value hedging relationships. Amortized cost includes fair value hedging adjustments.

The following table presents net gains (losses) related to derivatives not designated as hedging instruments in noninterest income.

	Three months ended June 30,		Six months ended June 30,
(in thousands)	2026	2025	2026	2025
Derivatives not designated as hedging instruments:
Economic hedges:
Interest rate swaps	$5,274	$(4,806)	$(21)	$(14,365)
Interest rate caps or floors	155	(1,792)	945	(3,753)
Net interest settlements	654	1,686	1,376	3,484
Mortgage delivery commitments	(5,136)	(2,793)	(8,824)	(4,745)
Other	—	1	—	—
Total net gains (losses) related to derivatives not designated as hedging instruments	$947	$(7,704)	$(6,524)	$(19,379)
Other - price alignment amount on cleared derivatives (1)	(89)	(46)	(19)	(238)
Net gains (losses) on derivatives	$858	$(7,750)	$(6,543)	$(19,617)
Note:
(1) This amount is for derivatives for which variation margin is characterized as a daily settled contract.

Notes to Unaudited Financial Statements (continued)
Offsetting of Derivative Assets and Derivative Liabilities. The following tables present separately the fair value of derivative instruments meeting or not meeting netting requirements. Gross recognized amounts do not include the related collateral received from or pledged to counterparties. Net amounts reflect the adjustments of collateral received from or pledged to counterparties.

	June 30, 2026
	Derivative Instruments Meeting Netting Requirements
(in thousands)	Gross Recognized Amount	Gross Amounts of Netting Adjustments and Cash Collateral	Net amounts after netting adjustments and cash collateral	Derivative Instruments Not Meeting Netting Requirements (1)	Total Derivative Assets and Total Derivative Liabilities
Derivative assets
Uncleared	$82,082	$(80,318)	$1,764	$7	$1,771
Cleared	26,748	316,101	342,849	—	342,849
Total derivative assets	$108,830	$235,783	$344,613	$7	$344,620

Derivative liabilities
Uncleared	$76,904	$(70,822)	$6,082	$950	$7,032
Cleared	1,986	(1,986)	—	—	—
Total derivative liabilities	$78,890	$(72,808)	$6,082	$950	$7,032

	December 31, 2025
	Derivative Instruments Meeting Netting Requirements
(in thousands)	Gross Recognized Amount	Gross Amounts of Netting Adjustments and Cash Collateral	Net amounts after netting adjustments and cash collateral	Derivative Instruments Not Meeting Netting Requirements (1)	Total Derivative Assets and Total Derivative Liabilities
Derivative assets
Uncleared	$62,698	$(61,535)	$1,163	$6	$1,169
Cleared	16,399	332,549	348,948	—	348,948
Total derivative assets	$79,097	$271,014	$350,111	$6	$350,117
Derivative liabilities
Uncleared	$125,345	$(123,949)	$1,396	$598	$1,994
Cleared	888	(888)	—	—	—
Total derivative liabilities	$126,233	$(124,837)	$1,396	$598	1,994
Note:
(1) Represents derivatives that are not subject to an enforceable netting agreement (e.g., mortgage delivery commitments).

Notes to Unaudited Financial Statements (continued)
Note 6 – Consolidated Obligations

Consolidated obligations consist of bonds and discount notes. Although the Bank is primarily liable for its portion of consolidated obligations, the Bank is also jointly and severally liable with the other ten FHLBanks for the payment of principal and interest on all consolidated obligations of each of the FHLBanks. The par amounts of the 11 FHLBanks’ outstanding consolidated obligations were $1,330.8 billion at June 30, 2026 and $1,151.8 billion at December 31, 2025.
The following table details interest rate payment terms for the Bank’s consolidated obligation bonds as of June 30, 2026 and December 31, 2025.

(in thousands)	June 30, 2026	December 31, 2025
Par value of consolidated bonds:
Fixed-rate	$27,842,410	$28,211,750
Step-up	815,000	1,075,000
Floating-rate	52,761,500	21,600,500
Total par value	$81,418,910	$50,887,250

Maturity Terms. The following table presents a summary of the Bank’s consolidated obligation bonds outstanding by year of contractual maturity and weighted-average interest rate at June 30, 2026 and December 31, 2025.

(dollars in thousands)	June 30, 2026		December 31, 2025
Year of Contractual Maturity	Amount	Weighted Average Interest Rate	Amount	Weighted Average Interest Rate
Due in 1 year or less	$64,494,750	3.50%	$38,903,990	3.34%
Due after 1 year through 2 years	8,916,900	3.61	3,468,100	3.25
Due after 2 years through 3 years	1,820,260	3.75	2,634,525	3.56
Due after 3 years through 4 years	1,194,500	3.58	1,328,135	3.93
Due after 4 years through 5 years	1,685,500	3.55	1,249,500	3.39
Thereafter	3,307,000	3.73	3,303,000	3.58
Total par value	$81,418,910	3.53%	$50,887,250	3.38%
Bond premiums	$17,227		$19,442
Bond discounts	(6,293)		(6,909)
Concession fees	(7,838)		(6,488)
Fair value hedging adjustments	(72,679)		(98,044)
Total consolidated obligation bonds	$81,349,327		$50,795,251

The following table presents the Bank’s consolidated obligation bonds outstanding between noncallable and callable as of June 30, 2026 and December 31, 2025.

(in thousands)	June 30, 2026	December 31, 2025
Noncallable	$60,020,410	$26,784,760
Callable	21,398,500	24,102,490
Total par value	$81,418,910	$50,887,250

Notes to Unaudited Financial Statements (continued)
The following table presents consolidated obligation bonds outstanding by the earlier of contractual maturity or next call date as of June 30, 2026 and December 31, 2025.

	Year of Contractual Maturity or Next Call Date
(in thousands)	June 30, 2026	December 31, 2025
Due in 1 year or less	$71,031,750	$45,619,490
Due after 1 year through 2 years	7,950,400	1,746,100
Due after 2 years through 3 years	813,260	1,908,025
Due after 3 years through 4 years	562,000	431,135
Due after 4 years through 5 years	442,500	519,500
Thereafter	619,000	663,000
Total par value	$81,418,910	$50,887,250

Consolidated Obligation Discount Notes. Consolidated obligation discount notes are issued to raise short-term funds. Discount notes are consolidated obligations with original maturities up to one year. These notes are issued at less than their face amount and redeemed at par value when they mature. The following table details the Bank’s consolidated obligation discount notes as of June 30, 2026 and December 31, 2025.

(dollars in thousands)	June 30, 2026	December 31, 2025
Book value	$29,428,993	$16,697,025
Par value	$29,777,806	$16,813,630
Weighted average interest rate (1)	3.72%	3.83%
Note:
(1) Represents yield to maturity excluding concession fees and hedging adjustments.

Notes to Unaudited Financial Statements (continued)
Note 7 – Capital

    The Bank is subject to three capital requirements under its current Capital Plan structure and the Finance Agency rules and regulations: (1) risk-based capital; (2) total regulatory capital; and (3) leverage capital. Regulatory capital does not include AOCI, but does include mandatorily redeemable capital stock. At June 30, 2026, the Bank was in compliance with all regulatory capital requirements.

The Bank has two subclasses of capital stock: B1 membership stock and B2 activity stock. The Bank had $354.1 million in B1 membership stock and $3,549.0 million in B2 activity stock at June 30, 2026. The Bank had $338.9 million in B1 membership stock and $1,953.3 million in B2 activity stock at December 31, 2025.

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

Finance Agency rules limit the ability of the Bank to create member excess stock under certain circumstances. For example, an FHLBank may not pay dividends in the form of capital stock or issue new excess stock to members if its excess stock exceeds one percent of its total assets or if the issuance of excess stock would cause the FHLBank’s excess stock to exceed one percent of its total assets. As of June 30, 2026, the Bank’s excess capital stock did not exceed one percent of its total assets.

The following table demonstrates the Bank’s compliance with the regulatory capital requirements at June 30, 2026 and December 31, 2025.

	June 30, 2026		December 31, 2025
(dollars in thousands)	Required	Actual	Required	Actual
Regulatory capital requirements:
RBC	$995,565	$6,251,213	$857,373	$4,550,222
Total capital-to-asset ratio	4.0%	5.3%	4.0%	6.2%
Total regulatory capital	$4,740,614	$6,251,213	$2,932,689	$4,550,222
Leverage ratio	5.0%	7.9%	5.0%	9.3%
Leverage capital	$5,925,768	$9,376,820	$3,665,861	$6,825,333

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

At June 30, 2026 and December 31, 2025, the Bank had $13.4 million and $12.3 million, respectively, in capital stock subject to mandatory redemption with payment subject to a five-year waiting period and the Bank meeting its minimum regulatory capital requirements. The dividends on mandatorily redeemable capital stock recorded as interest expense were $0.3 million and $0.6 million during the three and six months ended June 30, 2026, respectively, and $0.1 million and $0.3 million during the three and six months ended June 30, 2025, respectively.

Notes to Unaudited Financial Statements (continued)
The following table provides the related dollar amounts for activities recorded in mandatorily redeemable capital stock during the six months ended June 30, 2026 and 2025.

	Six months ended June 30,
(in thousands)	2026	2025
Balance, beginning of the period	$12,344	$7,025
Capital stock subject to mandatory redemption reclassified from capital	12,886	—
Redemption/repurchase of mandatorily redeemable capital stock	(11,851)	(794)
Balance, end of the period	$13,379	$6,231

    The following table shows the amount of mandatorily redeemable capital stock by contractual year of redemption at June 30, 2026 and December 31, 2025.

(in thousands)	June 30, 2026	December 31, 2025
Due in 1 year or less	$435	$377
Due after 1 year through 2 years	4,019	3,543
Due after 2 years through 3 years	—	946
Due after 3 years through 4 years	—	—
Due after 4 years through 5 years	7,893	6,381
Past contractual redemption date due to activity outstanding	1,032	1,097
Total	$13,379	$12,344

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

Dividends and Retained Earnings. In accordance with the Joint Capital Enhancement Agreement (JCEA), entered into by the Bank, as amended, the Bank allocates on a quarterly basis 20% of its net income to a separate restricted retained earnings (RRE) until the account balance equals at least 1% of the Bank’s average balance of outstanding consolidated obligations for the current quarter, which is $921.2 million for second quarter of 2026. These RRE are not available to pay dividends and are presented separately from other retained earnings on the Statements of Condition. Additionally, the JCEA provides that amounts in restricted retained earnings in excess of 150% of the Bank’s RRE minimum (i.e., one percent of the average balance of outstanding consolidated obligations calculated as of the last day of each calendar quarter) may be released from RRE. At June 30, 2026, retained earnings were $2,334.7 million, including $1,530.9 million of unrestricted retained earnings and $803.8 million of RRE.

Dividends paid by the Bank are subject to Board approval and may be paid in either capital stock or cash; historically, the Bank has paid cash dividends only. The dividend paid to the stockholder is calculated based on the average capital stock owned by the stockholder for the previous quarter.

Dividends paid through the second quarter of 2026 and 2025 are presented in the table below.

	Dividend - Annual Yield
	2026		2025
	Membership	Activity	Membership	Activity
February	4.85%	9.50%	5.10%	9.00%
April	4.85%	9.50%	4.60%	9.00%

    In July 2026, the Bank paid a quarterly dividend equal to an annual yield of 5.50% on membership stock and 9.75% on activity stock.

Notes to Unaudited Financial Statements (continued)

The following table summarizes the ending balance for each component of the AOCI at June 30, 2026 and June 30, 2025.

AOCI (in thousands)	June 30, 2026	June 30, 2025
Net unrealized gains (losses) on AFS securities	41,437	(50,009)
Pension and post-retirement	(1,225)	(4,877)
Total	$40,212	$(54,886)

Notes to Unaudited Financial Statements (continued)
Note 8 – Transactions with Related Parties

The following table includes significant outstanding related party member-activity balances.

(in thousands)	June 30, 2026	December 31, 2025
Advances (1)	$59,231,948	$21,823,502
Letters of credit (2)	14,948,252	926,050
MPF loans	256,712	262,600
Deposits	26,085	10,973
Capital stock	2,576,849	965,784
Notes:
(1) Amount excludes accrued interest, deferred prepayment fees, and hedging adjustments.
(2) Letters of credit are off-balance sheet commitments.

The following table summarizes the effects on the Statements of Income corresponding to the related party member balances above. Amounts related to interest expense on deposits were immaterial for the periods presented.

	Three months ended June 30,		Six months ended June 30,
(in thousands)	2026	2025	2026	2025
Interest income on advances (1)	$404,529	$380,293	$619,118	$837,551
Interest income on MPF loans	2,785	2,949	5,600	5,972
Letters of credit fees	4,501	5,860	4,763	12,854
Note:
(1) Interest income on advances includes contractual interest income and prepayment fees. The effect of derivative activities is not included.

The following table summarizes the effect of the MPF activities with FHLBank of Chicago.

	Three months ended June 30,		Six months ended June 30,
(in thousands)	2026	2025	2026	2025
Servicing fee expense	$1,063	$1,011	$2,122	$2,007

(in thousands)	June 30, 2026	December 31, 2025
Interest-bearing deposits maintained with FHLBank of Chicago	$5,359	$5,639

At times the Bank may transact with other FHLBanks. These transactions can include loaning or borrowing short-term funds, transfers of primary debt obligations, and transfers at fair value of loans related to member acquisitions. The Bank had no such transactions during the period ended June 30, 2026 or June 30, 2025.

    In the ordinary course of business, the Bank may utilize products and services, provided at normal market rates and terms, from its members to support its operations.

Notes to Unaudited Financial Statements (continued)
Note 9 – Estimated Fair Values

Fair value amounts have been determined by the Bank using available market information and appropriate valuation methods. GAAP defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date (i.e., an exit price). These estimates are based on recent market data and other pertinent information available to the Bank at June 30, 2026 and December 31, 2025. Although the management of the Bank believes that the valuation methods are appropriate and provide a reasonable determination of the fair value of these financial instruments, there are inherent limitations in any valuation technique. Therefore, these fair values are not necessarily equal to the amounts that would be realized in current market transactions, although they do reflect the Bank’s judgment of how a market participant would estimate the fair values.

The carrying value and estimated fair value of the Bank’s financial instruments at June 30, 2026 and December 31, 2025 are presented in the table below.

Fair Value Summary Table
	June 30, 2026
(in thousands)	Carrying Value	Level 1	Level 2	Level 3	Netting Adjustment and Cash Collateral (1)	Estimated Fair Value
Assets:
Cash and due from banks	$36,728	$36,728	$—	$—	$—	$36,728
Interest-bearing deposits	3,463,600	3,463,600	—	—	—	3,463,600
Securities purchased under agreements to resell (2)	2,200,000	—	2,200,000	—	—	2,200,000
Federal funds sold	7,097,000	—	7,096,993	—	—	7,096,993
Trading securities	113,575	—	113,575	—	—	113,575
AFS securities	20,595,928	—	20,500,323	95,605	—	20,595,928
HTM securities	1,013,785	—	936,153	25,840	—	961,993
Advances	77,683,630	—	77,639,644	—	—	77,639,644
Mortgage loans held for portfolio, net	5,476,529	—	5,080,714	—	—	5,080,714
Accrued interest receivable	371,342	—	371,342	—	—	371,342
Derivative assets	344,620	—	108,837	—	235,783	344,620
Liabilities:
Deposits	$598,618	$—	$598,618	$—	$—	$598,618
Discount notes	29,428,993	—	29,423,669	—	—	29,423,669
Bonds	81,349,327	—	80,890,944	—	—	80,890,944
Mandatorily redeemable capital stock (3)	13,379	13,710	—	—	—	13,710
Accrued interest payable (3)	413,359	—	413,028	—	—	413,028
Derivative liabilities	7,032	—	79,840	—	(72,808)	7,032

Notes to Unaudited Financial Statements (continued)

	December 31, 2025
(in thousands)	Carrying Value	Level 1	Level 2	Level 3	Netting Adjustment and Cash Collateral (1)	Estimated Fair Value
Assets:
Cash and due from banks	$32,585	$32,585	$—	$—	$—	$32,585
Interest-bearing deposits	2,408,873	2,408,873	—	—	—	2,408,873
Securities purchased under agreements to resell (2)	2,680,000	—	2,680,006	—	—	2,680,006
Federal funds sold	5,977,000	—	5,976,975	—	—	5,976,975
Trading securities	119,676	—	119,676	—	—	119,676
AFS securities	18,189,327	—	18,087,199	102,128	—	18,189,327
HTM securities	1,143,705	—	1,071,285	28,314	—	1,099,599
Advances	36,819,992	—	36,861,975	—	—	36,861,975
Mortgage loans held for portfolio, net	5,220,302	—	4,856,826	—	—	4,856,826
Accrued interest receivable	261,589	—	261,590	—	—	261,590
Derivative assets	350,117	—	79,103	—	271,014	350,117
Liabilities:
Deposits	$590,785	$—	$590,785	$—	$—	$590,785
Discount notes	16,697,025	—	16,698,670	—	—	16,698,670
Bonds	50,795,251	—	50,432,389	—	—	50,432,389
Mandatorily redeemable capital stock (3)	12,344	12,638	—	—	—	12,638
Accrued interest payable (3)	305,053	—	304,759	—	—	304,759
Derivative liabilities	1,994	—	126,831	—	(124,837)	1,994
Notes:
(1) Amounts represent the application of the netting requirements that allow the Bank to settle positive and negative positions and also cash collateral and related accrued interest held or placed by the Bank with the same clearing agent and/or counterparties.
(2) Based on the fair value of the related collateral held, the securities purchased under agreements to resell were fully collateralized for the periods presented. There were no offsetting liabilities related to these securities at June 30, 2026 and December 31, 2025. These instruments’ maturity term is overnight.
(3) The estimated fair value amount for the mandatorily redeemable capital stock line item includes accrued dividend interest; this amount is excluded from the estimated fair value for the accrued interest payable line item.

Fair Value Hierarchy. The fair value hierarchy is used to prioritize the inputs used to measure fair value by maximizing the use of observable inputs. The inputs are evaluated and an overall level for the fair value measurement is determined. A description of the fair value hierarchy and inputs is disclosed in Note 14 - Estimated Fair Values in the Bank’s 2025 Form 10-K. The Bank reviews its fair value hierarchy classifications on a quarterly basis. There were no significant changes in the Bank’s fair value hierarchy classification during the six months ended June 30, 2026.

Fair Value Measurements. The following tables present, for each hierarchy level, the Bank’s assets and liabilities that are measured at fair value on a recurring or non-recurring basis on its Statements of Condition at June 30, 2026 and December 31, 2025. The Bank measures certain mortgage loans held for portfolio at fair value when a charge-off is recognized and subsequently when the fair value of collateral less costs to sell is lower than the carrying amount. Real Estate Owned (REO) is measured using fair value when the assets’ fair value less costs to sell is lower than the carrying amount.

Notes to Unaudited Financial Statements (continued)

	June 30, 2026
(in thousands)	Level 1	Level 2	Level 3	Netting Adjustment and Cash Collateral (1)	Total
Recurring fair value measurements - Assets
Trading securities:
Non-MBS:
GSE obligations	$—	$113,575	$—	$—	$113,575
Total trading securities	$—	$113,575	$—	$—	$113,575
AFS securities:
Non-MBS:
U.S. Treasury obligations	$—	$5,105,478	$—	$—	$5,105,478
GSE and TVA obligations	—	775,565	—	—	775,565
State or local agency obligations	—	175,902	—	—	175,902
MBS:
U.S. obligations single-family	—	1,447,418	—	—	1,447,418
GSE single-family	—	5,852,554	—	—	5,852,554
GSE multifamily	—	7,143,406	—	—	7,143,406
Private label	—	—	95,605	—	95,605
Total AFS securities	$—	$20,500,323	$95,605	$—	$20,595,928
Derivative assets:
Interest rate related	$—	$108,830	$—	$235,783	$344,613
Mortgage delivery commitments	—	7	—	—	7
Total derivative assets	—	108,837	—	235,783	344,620
Total recurring assets at fair value	$—	$20,722,735	$95,605	$235,783	$21,054,123
Recurring fair value measurements - Liabilities
Derivative liabilities:
Interest rate related	$—	$78,890	$—	$(72,808)	$6,082
Mortgage delivery commitments	—	950	—	—	950
Total recurring liabilities at fair value	$—	$79,840	$—	$(72,808)	$7,032
Non-recurring fair value measurements - Assets
Impaired mortgage loans held for portfolio	$—	$—	$5,399	$—	$5,399
REO	—	—	906	—	906
Total non-recurring assets at fair value	$—	$—	$6,305	$—	$6,305

Notes to Unaudited Financial Statements (continued)

	December 31, 2025
(in thousands)	Level 1	Level 2	Level 3	Netting Adjustment and Cash Collateral (1)	Total
Recurring fair value measurements - Assets
Trading securities:
Non-MBS:
GSE obligations	$—	$119,676	$—	$—	$119,676
Total trading securities	$—	$119,676	$—	$—	$119,676
AFS securities:
Non-MBS:
U.S. Treasury obligations	$—	$4,912,280	$—	$—	$4,912,280
GSE and TVA obligations	—	834,063	—	—	834,063
State or local agency obligations	—	174,833	—	—	174,833
MBS:
U.S. obligations single-family	—	1,303,882	—	—	1,303,882
GSE single-family	—	4,547,773	—	—	4,547,773
GSE multifamily	—	6,314,368	—	—	6,314,368
Private label	—	—	102,128	—	102,128
Total AFS securities	$—	$18,087,199	$102,128	$—	$18,189,327
Derivative assets:
Interest rate related	$—	$79,097	$—	$271,014	$350,111
Mortgage delivery commitments	—	6	—	—	6
Total derivative assets	$—	$79,103	$—	$271,014	$350,117
Total recurring assets at fair value	$—	$18,285,978	$102,128	$271,014	$18,659,120
Recurring fair value measurements - Liabilities
Derivative liabilities:
Interest rate related	$—	$126,233	$—	$(124,837)	$1,396
Mortgage delivery commitments	—	598	—	—	598
Total recurring liabilities at fair value	$—	$126,831	$—	$(124,837)	$1,994
Non-recurring fair value measurements - Assets
Impaired mortgage loans held for portfolio	$—	$—	$10,751	$—	$10,751
REO	—	—	328	—	328
Total non-recurring assets at fair value	$—	$—	$11,079	$—	$11,079
Note:
(1) Amounts represent the application of the netting requirements that allow the Bank to settle positive and negative positions and also cash collateral and related accrued interest held or placed by the Bank with the same clearing agent and/or counterparties.

Notes to Unaudited Financial Statements (continued)
Level 3 Disclosures for Assets and Liabilities That Are Measured at Fair Value on a Recurring Basis. The following table presents a reconciliation of assets and liabilities that are measured at fair value on the Statements of Condition using significant unobservable inputs (Level 3) for the six months ended June 30, 2026 and 2025. For instruments carried at fair value, the Bank reviews the fair value hierarchy classifications each quarter. Changes in the observability of the valuation attributes may result in a reclassification of certain financial assets or liabilities. Such reclassifications are reported as transfers in/out at fair value in the quarter in which the changes occur. There were no Level 3 transfers during the first six months of 2026 or 2025.

	AFS Private Label MBS
	Three months ended June 30,		Six months ended June 30,
(in thousands)	2026	2025	2026	2025
Balance, beginning of period	$98,889	$111,876	$102,128	$113,495
Total gains (losses) (realized/unrealized) included in:
(Provision) reversal for credit losses	(1,006)	(708)	(2,246)	(1,493)
Accretion of credit losses in interest income	1,058	690	2,149	1,880
Net unrealized gains (losses) on AFS in OCI	19	(947)	(1,020)	(997)
Settlements:
Settlements	(3,355)	(3,098)	(5,406)	(5,072)
Balance, end of period	$95,605	$107,813	$95,605	$107,813
Total amount of gains for the periods presented included in earnings attributable to the change in unrealized gains (losses) relating to assets and liabilities still held at June 30	$52	$(18)	$(97)	$387
Change in unrealized gains (losses) for the period included in other comprehensive income (loss) for assets held at June 30	$19	$(947)	$(1,020)	$(997)

Notes to Unaudited Financial Statements (continued)
Note 10 – Commitments and Contingencies

The following table presents the Bank’s various off-balance sheet commitments which are described in detail below. The Bank deemed it unnecessary to record any liabilities for credit losses on these commitments at June 30, 2026 and December 31, 2025, based on the Bank’s credit extension and collateral policies.

(in thousands)	June 30, 2026			December 31, 2025
Notional amount	Expiration Date Within One Year	Expiration Date After One Year	Total	Total
Standby letters of credit outstanding (1) (2)	$24,761,052	$—	$24,761,052	$27,511,140
Commitments to fund additional advances	20,000	—	20,000	—
Commitments to purchase mortgage loans	47,670	—	47,670	33,276
Unsettled consolidated obligation discount notes, at par	—	—	—	—
Unsettled consolidated obligation bonds, at par	463,000	—	463,000	1,059,000
Notes:
(1) Excludes approved requests to issue future standby letters of credit of $20.8 million at June 30, 2026 and $0.9 million at December 31, 2025.
(2) Letters of credit in the amount of $6.5 billion at June 30, 2026 and $7.3 billion at December 31, 2025, have renewal language that permits the letter of credit to be renewed for an additional period with a maximum renewal period of approximately five years.

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

    Unearned fees related to standby letters of credit are recorded in other liabilities and had a balance of $5.0 million at June 30, 2026 and $5.0 million at December 31, 2025.

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

The Bank did not have legally binding or unconditional unused lines of credit for advances at June 30, 2026 or December 31, 2025. However, within the Bank’s Rollover (weekly/monthly) advance product, there were conditional lines of credit outstanding of $10.2 billion at June 30, 2026 and $10.9 billion at December 31, 2025.

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

Item 4: Controls and Procedures

Disclosure Controls and Procedures

Under the supervision and with the participation of the Bank’s management, including the chief executive officer and chief financial officer (principal financial officer), the Bank conducted an evaluation of its disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended. Based on this evaluation, the Bank’s chief executive officer and chief financial officer (principal financial officer) concluded that the Bank’s disclosure controls and procedures were effective as of June 30, 2026.

Management’s Report on Internal Control Over Financial Reporting

There have been no changes in internal control over financial reporting that occurred during the second quarter of 2026 that have materially affected, or are reasonably likely to materially affect, the Bank’s internal control over financial reporting.

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

Date: August 4, 2026