Form 10-Q
period 2026-09-30
Federal Home Loan Bank of Pittsburgh
filed 2026-11-03
CIK 1330399

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2026
or
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

There were 46,266,527 shares of common stock with a par value of $100 per share outstanding at October 31, 2026.

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

U.S. GDP grew at an annualized rate of 3.4% during the third quarter of 2026 according to the U.S. Bureau of Economic Analysis despite ongoing geopolitical uncertainty. Inflation remained elevated, prompting U.S. Treasury yields to rise sharply and the Federal Open Market Committee (FOMC) to increase the federal funds target range at the September meeting from 3.50-3.75% to 3.75-4.00%. The FOMC held rates constant at the October meeting. FHLBanks debt spreads relative to U.S. Treasuries widened slightly quarter-over-quarter driven by higher FHLBanks debt supply and increased market volatility.

Results of Operations. The Bank’s net income for the third quarter of 2026 totaled $134.7 million, compared to $97.1 million for the third quarter of 2025. The $37.6 million increase was driven primarily by higher net interest income. The increase in interest income was driven by higher average assets partially offset by lower average short-term interest rates. The net interest margin was 53 basis points in the third quarter of 2026 compared to 68 basis points in the third quarter of 2025. The decrease was due to lower net interest spreads, driven by lower net spreads earned on advances and MBS, as well as a change in balance sheet composition as relatively lower net spread advances now make up a larger proportion of overall assets. Additionally, net interest margin was impacted by reduced earnings on capital due, in part, to lower short term interest rates.

For the nine months ended September 30, 2026, the Bank’s net income totaled $326.4 million, compared to $328.9 million for the same prior year period. The $2.5 million decrease was driven by lower net interest income partially offset by higher non interest income. The decrease in interest income was driven by lower average short-term interest rates partially offset by higher average assets. The increase in noninterest income was due primarily to valuation changes in the Bank’s economic derivative portfolio. The net interest margin was 60 basis points for the first nine months of 2026 compared to 69 basis points for the first nine months of 2025. The decrease was due to lower net interest spreads, driven by lower net spreads earned on advances and MBS. Additionally, net interest margin was impacted by reduced earnings on capital due, in part, to lower short term interest rates.

Statutory Affordable Housing Program (AHP) assessments were $15.0 million as a result of third quarter 2026 earnings, compared to $10.8 million in the same prior year period. Statutory AHP assessments were $36.4 million based on earnings for the nine months ended September 30, 2026, compared to $36.6 million in the same prior year period.

In addition to statutory AHP assessments under the Federal Home Loan Bank Act (FHLBank Act), the Bank committed to making voluntary contributions of at least 5% of the prior year’s pre-assessment net income to voluntary community products, a committed target of $25.8 million for 2026. Further, on August 14, 2026, the Bank’s Board of Directors (Board) approved an increase of $20 million in the pool of funds anticipated to be made available for the 2026 funding round for the Bank’s Voluntary Housing Grant (VHG), increasing the total allocation expected to be awarded in VHG from $13.5 million to $33.5 million. With this additional funding allocation, the Bank estimates that it will contribute approximately 9% of its earnings in support of voluntary community products this year. In addition, the Bank intends to continue to make a supplemental voluntary contribution to AHP to increase the pool of available AHP funds to the amount that would have been statutorily required, absent the Bank’s voluntary contributions.

Financial Condition. Advances. Advances totaled $87.0 billion at September 30, 2026, an increase of $50.2 billion compared to $36.8 billion at December 31, 2025. The par value of advances that had a remaining maturity of more than one year was 34% at September 30, 2026 compared to 37% at December 31, 2025. Member demand for advances continues to be driven by members’ liquidity management practices, which are influenced by their loan demand, deposit balances and investment activities. Although advance levels increased, it is not uncommon for the Bank to experience fluctuations in the overall advance portfolio driven primarily by changes in member needs.

The ability to grow and/or maintain the advance portfolio is affected by, among other things, the following: (1) the liquidity demands of the Bank’s borrowers; (2) the composition of the Bank’s membership; (3) members’ regulatory requirements; (4) current and future credit market conditions; (5) housing market trends; (6) the shape of the yield curve; and (7) advance pricing.

Liquidity Investments. The Bank maintains liquidity to meet member borrowing needs and regulatory standards. The liquidity investment portfolio is comprised of cash, interest-bearing deposits, Federal funds sold, securities purchased under agreements to resell, and U.S. Treasury obligations classified as trading or available-for-sale (AFS). At September 30, 2026, the Bank held $14.7 billion of liquid assets compared to $16.0 billion at December 31, 2025. The Bank’s liquidity decreased due to routine portfolio management practices.

Investments. The Bank’s investment portfolio, excluding those investments included in the liquidity portfolio, is comprised of trading, AFS and held-to-maturity (HTM) investments. The Bank’s investment portfolio increased to $17.6 billion at September 30, 2026 compared to $14.5 billion at December 31, 2025. During the first nine months of 2026, the growth in the Bank’s MBS portfolio was primarily driven by increased investment capacity resulting from higher capital levels. For information on this growth, see Note 7 – Capital in this Form 10-Q. The investments are subject to the Bank’s risk guidelines and certain other requirements, such as yield objectives, prior to purchase. Federal Housing Finance Agency (Finance Agency) regulations prohibit the Bank from investing in MBS in an amount greater than 300% of the Bank’s previous month-end regulatory capital on the day of purchase of additional MBS.

Consolidated Obligations. The Bank’s consolidated obligations totaled $117.5 billion at September 30, 2026, an increase of $50.0 billion from December 31, 2025. At September 30, 2026, bonds represented 73% of the Bank’s consolidated obligations, compared with 75% at December 31, 2025. Discount notes represented 27% of the Bank’s consolidated obligations at September 30, 2026 compared with 25% at year-end 2025. The overall increase in consolidated obligations outstanding is consistent with the increase in advance balances. The Bank’s funding mix shifted towards floating rate bonds as investor preferences evolved.

Capital Position and Regulatory Requirements. Total capital at September 30, 2026 was $6.7 billion, compared to $4.6 billion at December 31, 2025. Total capital increased due to an increase in capital stock as a result of higher advances. Total retained earnings at September 30, 2026 were $2.4 billion, compared with $2.2 billion at December 31, 2025.

In October 2026, the Bank paid quarterly dividends of 9.75% annualized on activity stock and 5.75% annualized on membership stock. These dividends are calculated on stockholders’ average balances for the third quarter of 2026. For additional information on quarterly dividends, see Note 7 - Capital in this Form 10-Q.

Earnings Performance

    The following is the Bank’s earnings performance for the three and nine months ended September 30, 2026, which should be read in conjunction with the Bank’s unaudited interim financial statements included in this Form 10-Q as well as the audited financial statements included in Item 8. Financial Statements and Supplementary Data in the Bank’s 2025 Form 10-K.

Net Interest Income

Average Balances and Interest Yields/Rates Paid. The following table summarizes the average balances, yields or rates paid, and net interest margin on interest-earning assets and interest-bearing liabilities for the three and nine months ended September 30, 2026 and 2025.

	Three months ended September 30,
	2026			2025
(dollars in millions)	Average Balance	Interest Income/ Expense	Avg. Yield/ Rate (%)	Average Balance	Interest Income/ Expense	Avg. Yield/ Rate (%)
Assets:
Securities purchased under agreements to resell	$2,037.2	$19.0	3.70	$2,478.9	$27.2	4.35
Federal funds sold	9,520.2	88.9	3.70	9,845.9	107.9	4.35
Interest-bearing deposits (1)	3,905.9	37.0	3.77	2,999.9	33.6	4.44
Investment securities (2)	21,943.3	240.9	4.36	19,485.6	244.6	4.98
Advances (3)	78,295.2	796.6	4.04	44,053.8	534.4	4.81
Mortgage loans held for portfolio (4)	5,596.8	57.9	4.10	5,152.5	51.1	3.94
Total interest-earning assets	121,298.6	1,240.3	4.06	84,016.6	998.8	4.72
Other assets	1,409.5			880.0
Total assets	$122,708.1			$84,896.6
Liabilities and capital:
Deposits (1)	$685.0	$6.1	3.55	$683.9	$7.3	4.27
Consolidated obligation discount notes	30,973.1	292.1	3.74	7,284.1	79.4	4.32
Consolidated obligation bonds	83,095.1	778.5	3.72	70,868.8	767.0	4.29
Other borrowings	13.6	0.4	11.71	6.4	0.1	9.03
Total interest-bearing liabilities	114,766.8	1,077.1	3.72	78,843.2	853.8	4.30
Other liabilities	1,594.7			1,320.0
Total capital	6,346.6			4,733.4
Total liabilities and capital	$122,708.1			$84,896.6
Net interest spread			0.34			0.42
Impact of noninterest-bearing funds			0.19			0.26
Net interest income/net interest margin (5)		$163.2	0.53		$145.0	0.68
Notes:
(1) Average balances of deposits (assets and liabilities) include cash collateral received from/paid to counterparties which is reflected in the Statements of Condition as derivative assets/liabilities.
(2) Investment securities include trading, AFS and HTM securities. The average balances of AFS and HTM are reflected at amortized cost.
(3) Interest on advances includes prepayment fees, net of $0.6 million and $0.7 million in 2026 and 2025, respectively.
(4) Nonaccrual mortgage loans are included in average balances in determining the average rate.
(5) Net interest margin is net interest income before provision (reversal) for credit losses as a percentage of average interest-earning assets.

	Nine months ended September 30,
	2026			2025
(dollars in millions)	Average Balance	Interest Income/ Expense	Avg. Yield/ Rate (%)	Average Balance	Interest Income/ Expense	Avg. Yield/ Rate (%)
Assets:
Securities purchased under agreements to resell	$2,139.0	$58.8	3.67	$4,042.9	$131.3	4.34
Federal funds sold	9,600.0	264.1	3.68	7,852.1	256.5	4.37
Interest-bearing deposits (1)	3,327.3	93.1	3.74	3,310.0	109.2	4.41
Investment securities (2)	20,623.8	676.4	4.39	19,651.1	736.9	5.01
Advances (3)	58,419.3	1,770.4	4.05	53,716.9	1,933.8	4.81
Mortgage loans held for portfolio (4)	5,423.8	167.4	4.13	5,005.1	145.0	3.87
Total interest-earning assets	99,533.2	3,030.2	4.07	93,578.1	3,312.7	4.73
Other assets	1,348.6			1,062.2
Total assets	$100,881.8			$94,640.3
Liabilities and capital:
Deposits (1)	$672.4	$17.7	3.52	$666.5	$21.4	4.29
Consolidated obligation discount notes	26,850.9	742.0	3.69	8,251.8	266.6	4.32
Consolidated obligation bonds	66,309.3	1,825.4	3.68	79,081.8	2,539.3	4.29
Other borrowings	13.3	1.0	10.27	6.4	0.4	8.96
Total interest-bearing liabilities	93,845.9	2,586.1	3.68	88,006.5	2,827.7	4.30
Other liabilities	1,530.9			1,549.2
Total capital	5,505.0			5,084.6
Total liabilities and capital	$100,881.8			$94,640.3
Net interest spread			0.39			0.43
Impact of noninterest-bearing funds			0.21			0.26
Net interest income/net interest margin (5)		$444.1	0.60		$485.0	0.69
Notes:
(1) Average balances of deposits (assets and liabilities) include cash collateral received from/paid to counterparties which is reflected in the Statements of Condition as derivative assets/liabilities.
(2) Investment securities include trading, AFS and HTM securities. The average balances of AFS and HTM are reflected at amortized cost.
(3) Interest on advances includes prepayment fees, net of $1.6 million and $1.5 million in 2026 and 2025, respectively.
(4) Nonaccrual mortgage loans are included in average balances in determining the average rate.
(5) Net interest margin is net interest income before provision (reversal) for credit losses as a percentage of average interest-earning assets.

The Bank’s business model is intended to protect the net interest spread earned by the Bank and withstand fluctuations in both the level of interest rates and volume of business. Net interest spread decreased in the third quarter of 2026 to 34 basis points compared to 42 basis points over the same prior year period. This was driven by lower net spreads earned on advances and MBS, as well as a change in balance sheet composition as relatively lower net spread advances now make up a larger proportion of overall assets.

Net interest spread in the first nine months of 2026 was 39 basis points compared to 43 basis points over the same prior year period. This was driven by lower net spreads earned on advances and MBS.

Net interest margin decreased to 53 basis points for the third quarter of 2026, compared to 68 basis points in the third quarter of 2025. The Bank’s net interest margin decreased by 9 basis points to 60 basis points during the first nine months of 2026, compared to 69 basis points during first nine months of 2025. The decreases in both periods are due to lower net interest spread and a reduction in earnings on capital from lower short-term interest rates.

Rate/Volume Analysis. Changes in both volume and interest rates influence changes in net interest income and net interest margin. The following table summarizes changes in interest income and interest expense between the three and nine months ended September 30, 2026 and 2025.

	Increase (Decrease) in Interest Income/Expense Due to Changes in Rate/Volume 2026 compared to 2025
	Three months ended September 30,			Nine months ended September 30,
(in millions)	Volume (1) (3)	Rate (2) (3)	Total	Volume (1) (3)	Rate (2) (3)	Total
Securities purchased under agreements to resell	$(4.4)	$(3.8)	$(8.2)	$(54.6)	$(17.9)	$(72.5)
Federal funds sold	(3.4)	(15.6)	(19.0)	51.8	(44.2)	7.6
Interest-bearing deposits	9.0	(5.6)	3.4	0.5	(16.6)	(16.1)
Investment securities	28.9	(32.6)	(3.7)	35.2	(95.7)	(60.5)
Advances	359.9	(97.7)	262.2	159.7	(323.1)	(163.4)
Mortgage loans held for portfolio	4.5	2.3	6.8	12.6	9.8	22.4
Total interest-earning assets	$394.5	$(153.0)	$241.5	$205.2	$(487.7)	$(282.5)

Deposits	$—	$(1.2)	$(1.2)	$0.2	$(3.9)	$(3.7)
Consolidated obligation discount notes	224.8	(12.1)	212.7	519.2	(43.8)	475.4
Consolidated obligation bonds	122.3	(110.8)	11.5	(379.1)	(334.8)	(713.9)
Other borrowings	0.2	0.1	0.3	0.5	0.1	0.6
Total interest-bearing liabilities	$347.3	$(124.0)	$223.3	$140.8	$(382.4)	$(241.6)
Total increase (decrease) in net interest income	$47.2	$(29.0)	$18.2	$64.4	$(105.3)	$(40.9)
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

Interest income increased in the quarter-over-quarter comparison. The increase was driven by growth in the Bank’s average assets, partially offset by lower yields due to a decrease in short-term interest rates.

Interest expense increased in the quarter-over-quarter comparison. The increase was driven by higher average consolidated obligations balances, partially offset by lower rates paid on consolidated obligations due to decreases in short-term interest rates.

Interest income decreased in the year-over-year comparison. The decrease was driven by lower yields due to a decrease in short-term interest rates, partially offset by higher average balances.

Interest expense decreased in the year-over-year comparison. The decrease was driven by lower rates paid on consolidated obligations due to decreases in short-term interest rates, partially offset by higher consolidated obligations.

Advance Prepayment Fees. When a borrower elects to prepay an advance, the Bank charges the borrower a prepayment fee, which makes the Bank financially indifferent to a borrower’s decision to prepay an advance. The Bank records prepayment fees net of basis adjustments, if applicable, which are primarily related to hedging activities included in the carrying value of the advance, as interest income on advances on the Statements of Income. The following table summarizes the advance prepayment fees for the three and nine months ended September 30, 2026 and 2025.

	Three months ended September 30,		Nine months ended September 30,
(in millions)	2026	2025	2026	2025
Gross amount of prepayment fees received from advance borrowers	$0.3	$0.9	$1.5	$1.3
Hedging fair value adjustments	0.3	(0.2)	0.1	0.2
Total advance prepayment fees, net	$0.6	$0.7	$1.6	$1.5

    Derivative Effects on Net Interest Income. The following tables quantify the effects of the Bank’s derivative activities on net interest income for the three and nine months ended September 30, 2026 and 2025. The effect on earnings from derivatives not receiving fair value hedge accounting is included in noninterest income on the Statements of Income.

Three months ended September 30, 2026
(in millions)	Advances	Investments	Mortgage Loans	Bonds	Discount Notes	Total
Amortization/accretion of hedging activities	$—	$—	$0.7	$—	$—	$0.7
Gains (losses) on designated fair value hedges	—	0.3	—	0.4	(1.1)	(0.4)
Net interest settlements on designated fair value hedges	6.8	19.8	—	(17.6)	0.2	9.2
Other - price alignment amount on cleared derivatives	(1.2)	(3.2)	—	0.1	0.1	(4.2)
Total effect on net interest income	$5.6	$16.9	$0.7	$(17.1)	$(0.8)	$5.3

Nine months ended September 30, 2026
(in millions)	Advances	Investments	Mortgage Loans	Bonds	Discount Notes	Total
Amortization/accretion of hedging activities	$—	$(0.1)	$1.5	$—	$—	$1.4
Gains (losses) on designated fair value hedges	—	0.1	—	0.3	(0.9)	(0.5)
Net interest settlements on designated fair value hedges	21.4	57.5	—	(80.3)	3.4	2
Other - price alignment amount on cleared derivatives	(2.4)	(6.5)	—	(0.2)	0.1	(9)
Total effect on net interest income	$19.0	$51.0	$1.5	$(80.2)	$2.6	$(6.1)

Three months ended September 30, 2025
(in millions)	Advances	Investments	Mortgage Loans	Bonds	Discount Notes	Total
Amortization/accretion of hedging activities	$—	$—	$0.3	$—	$—	$0.3
Gains (losses) on designated fair value hedges	—	(0.1)	—	(0.2)	(0.9)	(1.2)
Net interest settlements on designated fair value hedges	25.6	39.4	—	(58.0)	(1.2)	5.8
Other - price alignment amount on cleared derivatives	(0.7)	(2.0)	—	(0.1)	—	(2.8)
Total effect on net interest income	$24.9	$37.3	$0.3	$(58.3)	$(2.1)	$2.1

Nine months ended September 30, 2025
(in millions)	Advances	Investments	Mortgage Loans	Bonds	Discount Notes	Total
Amortization/accretion of hedging activities	$0.2	$(0.1)	$0.5	$—	$—	$0.6
Gains (losses) on designated fair value hedges	—	—	—	(0.1)	0.3	0.2
Net interest settlements on designated fair value hedges	82.3	116.8	—	(168.1)	(1.4)	29.6
Other - price alignment amount on cleared derivatives	(3.1)	(8.6)	—	(0.4)	—	(12.1)
Total effect on net interest income	$79.4	$108.1	$0.5	$(168.6)	$(1.1)	$18.3

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

Noninterest Income

	Three months ended September 30,		Nine months ended September 30,
(in millions)	2026	2025	2026	2025
Net gains (losses) on investment securities	$(1.9)	$0.6	$(3.0)	$3.7
Net gains (losses) on derivatives	15.9	(6.3)	9.3	(25.9)
Standby letters of credit fees	7.8	8.6	23.3	26.2
Other, net	2.9	0.9	4.3	1.2
Total noninterest income (loss)	$24.7	$3.8	$33.9	$5.2

The changes in the Bank’s noninterest income for the three and nine months ended September 30, 2026 compared to the same prior year periods were due primarily to valuation changes in the Bank’s economic derivative portfolio.

Derivatives and Economic Hedging Activities. The following tables detail the net effect of economic derivatives on noninterest income for the three and nine months ended September 30, 2026 and 2025. For information on derivatives utilizing hedge accounting reported in net interest income, see Derivative Effects on Net Interest Income within Earnings Performance - Net Interest Income in this Item.

	Three months ended September 30, 2026
(in millions)	Advances	Investments	Mortgage Loans	Bonds	Discount Notes	Other	Total
Net gains (losses) on derivatives:
Gains (losses) on derivatives not receiving hedge accounting, including net interest settlements	$1.0	$10.0	$25.1	$(19.9)	$—	$—	$16.2
Other - price alignment amount on cleared derivatives	—	—	—	—	—	(0.3)	(0.3)
Total net gains (losses) on derivatives	$1.0	$10.0	$25.1	$(19.9)	$—	$(0.3)	$15.9

	Nine months ended September 30, 2026
(in millions)	Advances	Investments	Mortgage Loans	Bonds	Discount Notes	Other	Total
Net gains (losses) on derivatives:
Gains (losses) on derivatives not receiving hedge accounting, including net interest settlements	$2.5	$16.5	$23.9	$(33.3)	$—	$—	$9.6
Other - price alignment amount on cleared derivatives	—	—	—	—	—	(0.3)	(0.3)
Total net gains (losses) on derivatives	$2.5	$16.5	$23.9	$(33.3)	$—	$(0.3)	$9.3

	Three months ended September 30, 2025
(in millions)	Advances	Investments	Mortgage Loans	Bonds	Discount Notes	Other	Total
Net gains (losses) on derivatives:
Gains (losses) on derivatives not receiving hedge accounting, including net interest settlements	$—	$(0.7)	$(4.5)	$(1.2)	$0.1	$—	$(6.3)
Other - price alignment amount on cleared derivatives	—	—	—	—	—	—	—
Total net gains (losses) on derivatives	$—	$(0.7)	$(4.5)	$(1.2)	$0.1	$—	$(6.3)

	Nine months ended September 30, 2025
(in millions)	Advances	Investments	Mortgage Loans	Bonds	Discount Notes	Other	Total
Net gains (losses) on derivatives:
Gains (losses) on derivatives not receiving hedge accounting, including net interest settlements	$(1.3)	$(11.0)	$(20.2)	$6.7	$0.1	$—	$(25.7)
Other - price alignment amount on cleared derivatives	—	—	—	—	—	(0.2)	(0.2)
Total net gains (losses) on derivatives	$(1.3)	$(11.0)	$(20.2)	$6.7	$0.1	$(0.2)	$(25.9)

Derivatives not receiving hedge accounting. For derivatives not receiving hedge accounting (i.e., economic hedges and mortgage delivery commitments), the Bank includes the net interest settlements and the fair value changes in the “Net gains (losses) on derivatives” financial statement line item. For economic hedges, the Bank recorded net gains of $16.2 million in the third quarter of 2026 compared to net losses of $6.3 million for the third quarter of 2025. The net gains observed for the third quarter of 2026 were primarily due to gains on asset swaps, partially offset by losses in liability swaps, resulting from rate increases over the quarter. In contrast, the losses observed in the third quarter of 2025 were primarily due to losses on asset swaps, resulting from rate decreases over the quarter. For the nine months ended September 30, 2026, the Bank recorded net gains of $9.6 million compared to net losses of $25.7 million for the nine months ended September 30, 2025. Volatile rate movements during the first nine months of 2026 (rate decreases occurring early in the year followed by rate increases), resulted in overall net gains in the first nine months of 2026 compared to the larger loss amounts observed during the same prior year period. The total notional amount of economic hedges, which includes mortgage delivery commitments, was $6.9 billion at September 30, 2026 and $8.6 billion at December 31, 2025.

Other Expense

	Three months ended September 30,		Nine months ended September 30,
(in millions)	2026	2025	2026	2025
Compensation and benefits	$14.5	$15.9	$45.7	$47.8
Other operating	11.3	11.4	34.4	34.8
Finance Agency	1.5	2.4	4.5	7.4
Office of Finance (OF)	1.5	1.5	4.5	4.7
Voluntary contributions	7.5	9.3	21.8	28.1
Total other expense	$36.3	$40.5	$110.9	$122.8

The Bank’s total other expense decreased $4.2 million for the third quarter of 2026 compared with the same prior year period. The decrease was primarily driven by lower assessments from the Finance Agency and the Office of Finance (OF), as well as lower voluntary contributions. Voluntary contributions to community products were $7.5 million, including a supplemental voluntary contribution to AHP of $0.8 million, for the third quarter of 2026, a decrease of $1.8 million compared to $9.3 million in the same prior year period.

The Bank’s total other expense was $110.9 million for the nine months ended September 30, 2026, compared to $122.8 million in the same prior year period. The $11.9 million decrease was due primarily to lower assessments from the Finance Agency and the OF as well as lower voluntary contributions. Voluntary contributions to community products were $21.8 million, including a supplemental voluntary contribution to AHP of $2.3 million, for the nine months ended September 30, 2026, a decrease of $6.3 million compared to $28.1 million in the same prior year period.

Financial Condition

    The following should be read in conjunction with the Bank’s unaudited interim financial statements in this Form 10-Q and the audited financial statements included in Item 8. Financial Statements and Supplementary Data in the Bank’s 2025 Form 10-K.

Assets

    Total assets were $126.0 billion at September 30, 2026, compared with $73.3 billion at December 31, 2025. The increase of $52.7 billion was primarily due to an increase in advances. Advances totaled $87.0 billion at September 30, 2026, compared to $36.8 billion at December 31, 2025. The MBS portfolio increased to $16.6 billion at September 30, 2026 compared to $13.4 billion at December 31, 2025. During the first nine months of 2026, the growth in the Bank’s MBS portfolio was primarily driven by increased investment capacity resulting from higher capital levels. As a result, the Bank increased purchases of qualifying MBS investments consistent with its investment risk guidelines and yield objectives. In addition, liquidity investments decreased $1.3 billion to $14.7 billion at September 30, 2026 compared to $16.0 billion at December 31, 2025. The Bank’s liquidity decreased due to routine portfolio management practices.

The Bank’s return on average assets for the three months ended September 30, 2026 and September 30, 2025 was 0.44% and 0.45%, respectively. The Bank’s return on average assets for the nine months ended September 30, 2026 and September 30, 2025 was 0.43% and 0.46%, respectively.

    Advances. Advances (par) totaled $87.2 billion at September 30, 2026 compared to $36.8 billion at December 31, 2025. Advance demand continues to be driven by members’ liquidity management practices, which are influenced by their loan demand, deposit balances and investment activities. Although advance demand increased, it is not uncommon for the Bank to experience fluctuations in the overall advance portfolio driven by changes in member needs. At September 30, 2026, the Bank had advances to 124 borrowing members, compared to 128 borrowing members at December 31, 2025. Advances outstanding to the Bank’s five largest borrowers totaled 80.5% of total advances as of September 30, 2026, and 70.6% at December 31, 2025. Fixed rate advances with a balance of $26.5 billion comprised 30.4% of the total par value of advances outstanding at September 30, 2026 compared to $21.2 billion comprising 57.6% at December 31, 2025.

The following table provides information on advances at par by redemption terms at September 30, 2026 and December 31, 2025.

	September 30, 2026
(in millions)	Due in 1 year or less (1)	Due after 1 year through 3 years	Due after 3 years through 5 years	Due after 5 years through 15 years	Thereafter	Total par value
Fixed-rate	$19,093.6	$6,933.9	$91.1	$66.5	$74.8	$26,259.9
Variable-rate	29,153.5	16,072.8	5.0	—	—	45,231.3
Variable-rate, callable or prepayable (2)	9,022.5	5,012.5	1,440.0	—	—	15,475.0
Other (3)	154.3	33.3	10.3	3.2	—	201.1
Total par balance	$57,423.9	$28,052.5	$1,546.4	$69.7	$74.8	$87,167.3

	December 31, 2025
(in millions)	Due in 1 year or less (1)	Due after 1 year through 3 years	Due after 3 years through 5 years	Due after 5 years through 15 years	Thereafter	Total par value
Fixed-rate	$13,108.0	$7,361.8	$248.7	$70.0	$74.8	$20,863.3
Variable-rate	9,990.9	5,010.0	—	—	—	15,000.9
Variable-rate, callable or prepayable (2)	15.0	595.0	—	—	—	610.0
Other (3)	219.0	128.5	14.6	7.4	—	369.5
Total par balance	$23,332.9	$13,095.3	$263.3	$77.4	$74.8	$36,843.7
Notes:
(1) Includes overnight advances.
(2) Prepayable advances are those advances that may be contractually prepaid by the borrower on specified dates without incurring prepayment or termination fees.
(3) Includes fixed-rate amortizing/mortgage matched, convertible, and other advances.

The Bank had no putable advances at September 30, 2026 or December 31, 2025.

The following table provides a distribution of the number of members, categorized by individual member asset size (as reported quarterly), that had an outstanding advance balance during the nine months ended September 30, 2026 and 2025. Commercial bank and savings institution members are classified by asset size as follows: Super-Regional (over $150 billion), Regional ($25 billion to $150 billion), Mid-size ($1.54 billion to $25 billion) and Community Financial Institutions (CFIs) (under $1.54 billion). Credit union and insurance members are classified separately.

Member Classification	September 30, 2026	September 30, 2025
Super-Regional	3	3
Regional	7	6
Mid-size	30	32
CFI	94	110
Credit Union	34	39
Insurance	22	25
Total borrowing members during the period	190	215
Total membership	275	281
Percentage of members borrowing during the period	69.1%	76.5%

The following table provides information at par on advances by member classification at September 30, 2026 and December 31, 2025.

(in millions)	September 30, 2026	December 31, 2025
Member Classification
Super-Regional	$55,600.0	$21,350.0
Regional	18,702.4	4,312.8
Mid-size	5,418.3	5,798.4
CFI	2,376.9	2,265.8
Credit Union	1,614.2	1,388.6
Insurance	3,391.1	1,692.8
Non-member	64.4	35.3
Total	$87,167.3	$36,843.7

Allowance for Credit Losses (ACL) - Advances. The Bank evaluates its advances for an allowance for credit losses on a collective, or pooled, basis unless an individual assessment is deemed necessary because the instruments do not possess similar risk characteristics. The Bank pools advances by member type. Based on the collateral held as security, the Bank’s credit extension and collateral policies and repayment history on advances, including that the Bank has not incurred any credit losses since inception, the Bank has not recorded an ACL at September 30, 2026 or December 31, 2025.

Mortgage Loans Held for Portfolio, Net. Mortgage loans held for portfolio, net of ACL, was $5.7 billion and $5.2 billion at September 30, 2026 and December 31, 2025, respectively.

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

Foregone interest represents income the Bank would have recorded if the loan was paying according to its contractual terms. Foregone interest was immaterial for the Bank’s mortgage loans for each of the nine months ended September 30, 2026 and September 30, 2025.

The Bank continues to accrue interest on its government-insured or -guaranteed mortgage loans after becoming 90 days or more delinquent. The amount of mortgage loans 90 days or more delinquent and still accruing interest was $1.6 million at September 30, 2026 and $1.7 million at December 31, 2025.

The performance of the mortgage loans in the Bank’s MPF Program remained stable compared to December 31, 2025, and the MPF Original portfolio continues to outperform the market based on national delinquency statistics. As of September 30, 2026, the Bank’s seriously delinquent mortgage loans (90 days or more delinquent or in the process of foreclosure) represented 0.3% of the MPF Original portfolio, 0.8% of the MPF Plus portfolio, and 0.5% of the MPF 35 portfolio, compared with 0.2%, 0.9%, and 0.5%, respectively, at December 31, 2025.

“Mortgage Partnership Finance”, “MPF”, “MPF Xtra”, and “MPF 35” are registered trademarks of the FHLBank of Chicago.

The following table presents certain metrics and ratios related to the Bank’s mortgage loans held for portfolio. The ratios in the table below are reported after the application of credit enhancements (CE).

	Nine months ended September 30,
(dollars in millions)	2026	2025
Average mortgage loans outstanding during the period (unpaid principal balance (UPB))	$5,378.7	$4,956.7
(Charge-offs) Recoveries, net (1)	$(0.5)	$(0.3)
Net charge-offs (recoveries) to average loans outstanding during the period	0.01%	0.01%

(dollars in millions)	September 30, 2026	December 31, 2025
Mortgage loans held for portfolio (UPB)	$5,669.9	$5,175.2
Nonaccrual loans (UPB)	$27.6	$23.8
ACL on mortgage loans held for portfolio	$2.3	$2.5
ACL to mortgage loans held for portfolio	0.04%	0.05%
Nonaccrual loans to mortgage loans held for portfolio	0.49%	0.46%
ACL to nonaccrual loans	8.37%	10.38%
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

The Bank maintains a liquidity portfolio comprised of cash, interest-bearing deposits, Federal funds sold, securities purchased under agreements to resell, and U.S. Treasury obligations classified as trading or AFS. The liquidity portfolio totaled $14.7 billion at September 30, 2026 and $16.0 billion at December 31, 2025. The Bank’s liquidity decreased due to routine portfolio management practices.

The Bank’s investment portfolio, excluding those investments included in the liquidity portfolio, is comprised of trading, AFS and HTM investments. The investments are subject to the Bank’s risk guidelines and certain other requirements, such as yield. The Bank’s investment portfolio increased to $17.6 billion at September 30, 2026 compared to $14.5 billion at December 31, 2025. The MBS portfolio increased to $16.6 billion at September 30, 2026 compared to $13.4 billion at December 31, 2025. During the first nine months of 2026, the growth in the Bank’s MBS portfolio was primarily driven by increased investment capacity resulting from higher capital levels. As a result, the Bank increased purchases of qualifying MBS investments consistent with its investment risk guidelines and yield objectives.

Investment securities, defined as all trading, AFS, and HTM securities, totaled $22.6 billion at September 30, 2026, compared to $19.5 billion at December 31, 2025. Details of the investment securities portfolio follow.

	Carrying Value
(in millions)	September 30, 2026	December 31, 2025
Trading securities:
Non-MBS:
GSE	$111.7	$119.7
Total trading securities	$111.7	$119.7
Yield on trading securities	3.11%	3.13%
AFS securities:
Non-MBS:
U.S. Treasury obligations	$5,016.7	$4,912.3
GSE and Tennessee Valley Authority (TVA) obligations	726.8	834.1
State or local agency obligations	166.2	174.8
MBS:
U.S. obligations single-family	1,355.6	1,303.9
GSE single-family	6,097.4	4,547.8
GSE multifamily	8,105.6	6,314.3
Private label	91.5	102.1
Total AFS securities	$21,559.8	$18,189.3
Yield on AFS securities (1) (2)	3.92%	3.94%
HTM securities:
MBS:
U.S. obligations single-family	$362.4	$470.2
GSE single-family	344.0	405.2
GSE multifamily	236.9	238.8
Private label	25.9	29.5
Total HTM securities	$969.2	$1,143.7
Yield on HTM securities (1) (2)	4.08%	4.23%
Total investment securities	$22,640.7	$19,452.7
Yield on investment securities (1) (2)	3.92%	3.95%
Notes:
(1) Yield excludes the impact of derivatives in a hedging relationship.
(2) The yields on AFS and HTM securities represent weighted averages of the coupon rates adjusted by the impact of amortization and accretion of premiums and discounts for the debt securities in the applicable portfolio.

Liabilities and Capital

Consolidated Obligations. Consolidated obligations consist of bonds and discount notes. The Bank’s consolidated obligations totaled $117.5 billion at September 30, 2026, an increase of $50.0 billion from December 31, 2025. The overall increase in consolidated obligations outstanding is consistent with the increase in advance balances. At September 30, 2026, the Bank’s bonds outstanding increased to $85.6 billion compared to $50.8 billion at December 31, 2025. Discount notes outstanding at September 30, 2026 increased to $31.9 billion from $16.7 billion at December 31, 2025. The Bank’s funding mix shifted towards floating rate bonds as investor preferences evolved.

The following table provides information on consolidated obligations by product type and contractual maturity at September 30, 2026 and December 31, 2025.

	September 30, 2026
(in millions)	Due in 1 year or less	Due after 1 year through 3 years	Due after 3 years through 5 years	Thereafter	Total par value
Discount Notes	$32,154.8	$—	$—	$—	$32,154.8
Fixed-rate, non-callable	3,920.4	2,515.1	927.5	699.0	8,062.0
Fixed-rate, callable	7,547.0	2,177.0	2,036.5	2,795.0	14,555.5
Variable- rate, non-callable	51,660.5	5,250.0	50.0	—	56,960.5
Variable- rate, callable	5,682.5	—	—	—	5,682.5
Step-up, non-callable	220.0	70.0	—	—	290.0
Step-up, callable	—	—	110.0	25.0	135.0
Total par balance	$101,185.2	$10,012.1	$3,124.0	$3,519.0	$117,840.3
Other Adjustments (1)					$(316.2)
Total consolidated obligations					$117,524.1

	December 31, 2025
(in millions)	Due in 1 year or less	Due after 1 year through 3 years	Due after 3 years through 5 years	Thereafter	Total par value
Discount Notes	$16,813.6	$—	$—	$—	$16,813.6
Fixed-rate, non-callable	4,374.0	2,813.6	943.7	663.0	8,794.3
Fixed-rate, callable	12,379.5	2,894.0	1,614.0	2,530.0	19,417.5
Variable- rate, non-callable	17,075.5	315.0	—	—	17,390.5
Variable- rate, callable	4,210.0	—	—	—	4,210.0
Step-up, non-callable	520.0	80.0	—	—	600.0
Step-up, callable	345.0	—	20.0	110.0	475.0
Total par balance	$55,717.6	$6,102.6	$2,577.7	$3,303.0	$67,700.9
Other Adjustments (1)					$(208.6)
Total consolidated obligations					$67,492.3
Note:
(1) Consists of premiums, discounts, and hedging and other adjustments.

Capital and Retained Earnings. The Bank’s return on average equity for the three and nine months ended September 30, 2026 was 8.42% and 7.90%, respectively. The Bank’s return on average equity for the three and nine months ended September 30, 2025 was 8.14% and 8.65%, respectively. Capital adequacy, including the level of retained earnings, is monitored through the evaluation of market value of equity to par value of capital stock (MV/CS) as well as other risk metrics. Details regarding these metrics are discussed under Risk Management in this Item.

The Bank’s capital stock is owned by its members and former members. The concentration of the Bank’s capital stock by institution type is presented below.

(dollars in millions)	September 30, 2026		December 31, 2025
Commercial banks	110	$3,822.3	114	$1,931.7
Savings institutions	44	173.3	46	138.0
Insurance companies	49	198.4	48	131.1
Credit unions	69	187.2	71	91.1
Community Development Financial Institutions	3	0.4	3	0.3
Total member institutions / total GAAP capital stock	275	$4,381.6	282	$2,292.2
Mandatorily redeemable capital stock		14.5		12.3
Total capital stock		$4,396.1		$2,304.5

    The following tables present member holdings of 10% or more of the Bank’s total capital stock, including mandatorily redeemable capital stock, outstanding as of September 30, 2026 and December 31, 2025.

(dollars in millions)	September 30, 2026		(dollars in millions)	December 31, 2025
Member	Capital Stock	% of Total	Member	Capital Stock	% of Total
PNC Bank, N.A., Wilmington, DE (1)	$1,491.9	33.9%	PNC Bank, N.A., Wilmington, DE (1)	$547.9	23.8%
TD Bank U.S. Holding Company (2)	$512.5	11.7%	Ally Bank	$359.0	15.6%
Santander Bank, N.A.	$494.4	11.3%
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

The Bank uses a framework for evaluating retained earnings adequacy, consistent with regulatory guidance and requirements. Retained earnings are intended to cover unexpected losses and protect members’ par value of capital stock. The framework also assists management in its overall analysis of the level of future dividends. The framework includes four risk elements that comprise the Bank’s total retained earnings target: (1) market risk; (2) credit risk; (3) operational risk; and (4) accounting risk. The retained earnings target generated from this framework is sensitive to changes in the Bank’s risk profile, whether favorable or unfavorable. The framework generated a retained earnings target of $971 million as of September 30, 2026.

In addition to the retained earnings target, the Bank considers the amount of retained earnings needed for compliance with the regulatory minimum capital-to-asset ratio of 4% to determine an overall retained earnings need. The Bank’s overall retained earnings need is $1,948 million as of September 30, 2026.

The following table presents retained earnings information for the current and prior year.

(in millions)	September 30, 2026	December 31, 2025
Unrestricted Retained Earnings	$1,567.3	$1,462.3
Restricted Retained Earnings	830.8	783.4
Total Retained Earnings	$2,398.1	$2,245.7

The Bank’s restricted retained earnings contribution requirement is discussed in Note 7 - Capital in this Form 10-Q.

Retained earnings increased $152.4 million compared to December 31, 2025. The increase reflected net income that was partially offset by dividends paid. For additional information, see Note 7 in this Form 10-Q.

Dividends. The Bank declares dividends based on an annualized yield and differentiates between membership and activity capital stock. The dividend received by the member is calculated based on the average capital stock owned by the member for the previous quarter. Historically, the Bank has paid cash dividends although dividends may be paid in capital stock. Details regarding the Bank’s payment of dividends, including annual yields, for current and prior year periods are provided in Note 7 - Capital in this Form 10-Q. The following table presents dividend information for the three and nine months ended September 30, 2026 and 2025.

	Three months ended September 30,		Nine months ended September 30,
	2026	2025	2026	2025
Dividends (in millions)	$71.4	$67.6	$174.0	$217.4
Dividends per share (1)	$1.79	$2.61	$5.51	$7.34
Dividend payout ratio (2)	52.98%	69.63%	53.31%	66.10%
Weighted average dividend rate (3)	9.17%	8.98%	8.96%	8.73%
Average Fed Funds rate	3.67%	4.30%	3.65%	4.32%
Dividend spread to Fed Funds	5.50%	4.68%	5.31%	4.41%
Notes:
(1) Dividends per share is the dividend paid during the quarter divided by average number of shares for the quarter.
(2) Represents dividends paid as a percentage of net income for the respective periods presented.
(3) Weighted average dividend rate is the dividend amount paid during the period divided by the average daily balance of prior period capital stock for the eligible dividends.

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

(in millions)	September 30, 2026	December 31, 2025
Permanent capital:
Capital stock (1)	$4,396.1	$2,304.5
Retained earnings	2,398.1	2,245.7
Total permanent capital	$6,794.2	$4,550.2
RBC requirement:
Credit risk capital	$241.3	$199.9
Market risk capital	610.2	459.6
Operations risk capital	255.4	197.9
Total RBC requirement	$1,106.9	$857.4
Excess permanent capital over RBC requirement	$5,687.3	$3,692.8
Note:
(1) Capital stock includes mandatorily redeemable capital stock.

The increase in the total RBC requirement as of September 30, 2026 was primarily due to higher credit, market, and operations risk capital requirements. The increase was primarily driven by growth in advance balances and the MBS portfolio during the first nine months of 2026. The Bank continues to maintain significant excess permanent capital over the RBC requirement. The increase in permanent capital and excess permanent capital was driven by the increase in capital stock associated with higher advance levels.

Based on the financial information as of June 30, 2026, the Finance Agency determined the Bank was adequately capitalized under the capital rule.

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

The Bank made no changes to its critical accounting estimates during the nine months ended September 30, 2026.

See Note 1 - Changes in Accounting Principle and Recently Issued Accounting Standards and Interpretations in this Form 10-Q for information on new accounting pronouncements impacting the financial statements or becoming effective for the Bank in future periods.

Legislative and Regulatory Developments

The Bank is subject to various legal and regulatory requirements and priorities. Certain actions, regulatory priorities, and areas of focus of the current administration have changed and continue to change the regulatory environment. These changes have affected, and likely will continue to affect, certain aspects of the Bank’s business operations, and could affect the financial condition, results of operations, and reputation of the Bank. Additionally, the Bank is subject to extensive regulatory oversight, including ongoing monitoring and targeted examinations by the Bank’s regulator, which could affect the Bank’s business operations and financial results. See Management’s Discussion and Analysis of Financial Condition and Results of Operations – Legislative and Regulatory Developments in the Bank’s 2025 Form 10-K and in the Bank’s quarterly reports on Form 10-Q for the periods ended March 31, 2026 filed with the SEC on May 5, 2026 and June 30, 2026 filed with the SEC on August 4, 2026 for a description of certain legislative and regulatory developments that occurred prior to the publication of those reports.

Considering the regulatory environment, there is uncertainty with respect to the ultimate result of future regulatory actions and their ultimate impact on the housing market, the Bank and the FHLBank System. The Bank continues to monitor the legislative and regulatory environments as they evolve and to evaluate their potential effects on the Bank. For further discussion of related risks, see Part I, Item 1A. Risk Factors in the 2025 Form 10-K.

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

The MV/CS ratio was 150.2% at September 30, 2026 and 198.7% at December 31, 2025. The decrease was primarily due to an increase in capital stock outstanding resulting from increases in advance balances.

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

The following table presents the Bank’s duration of equity exposure at September 30, 2026 and December 31, 2025.

(in years)	Down 200 basis points	Down 100 basis points	Base Case	Up 100 basis points	Up 200 basis points
Duration of Equity:
September 30, 2026	0.8	1.1	1.8	2.4	3.1
December 31, 2025	0.3	1.1	1.7	2.1	2.7

    Changes in the duration of equity exposure in the first nine months of 2026 were primarily driven by higher projected long-term interest rates. The Bank regularly monitors the mortgage and related fixed-income markets, including the impact that changes in the market or anticipated modeling changes may have on duration of equity and other market risk measures and may take actions to reduce market risk exposures as needed.

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

ROE Spread Volatility Increase/(Decline)
(in basis points)	Down 200 bps Parallel Shock	Down 100 bps Longer Term Rate Shock	100 bps Steeper	100 bps Flatter	Up 200 bps Parallel Shock
September 30, 2026	9	7	(11)	3	(16)
December 31, 2025	47	2	48	(3)	(12)

    The changes in ROE spread volatility at September 30, 2026 as compared with December 31, 2025 mostly reflect the impact of higher expected long-term interest rates. For each scenario, the Board’s limit on the decline in ROE spread is set at no greater than 100 basis points. The Bank was in compliance with the ROE spread volatility limit across all selected interest rate shock scenarios at September 30, 2026 and December 31, 2025.

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

Credit and Counterparty Risk - Total Credit Exposure (TCE) and Collateral

TCE. The Bank manages the credit risk of each member on the basis of the member’s TCE to the Bank, which includes advances and related accrued interest, fees, basis adjustments and estimated prepayment fees; letters of credit; forward-dated advance commitments; and MPF CE and related obligations. This credit risk is managed by monitoring the financial condition of borrowers and by requiring all borrowers (and, where applicable in connection with member affiliate pledge arrangements approved by the Bank, their affiliates) to pledge sufficient eligible collateral for all borrower obligations to the Bank as the Bank seeks to cover all potential forms of credit-related exposure with sufficient eligible collateral. At September 30, 2026, aggregate TCE was $120.7 billion comprised of approximately $87.2 billion in advance principal outstanding, $33.0 billion in letters of credit (including forward commitments), and $0.5 billion in accrued interest, prepayment fees, MPF CE obligations and other fees.

Management believes that it has adequate policies and procedures in place to effectively manage credit risk exposure related to member TCE. There have been no significant changes to the Bank’s credit monitoring and collateral practices from those described in the Bank’s 2025 Form 10-K.

At September 30, 2026 and December 31, 2025, on a borrower-by-borrower basis, the Bank had a perfected security interest in eligible collateral with an estimated collateral value (after collateral weightings) in excess of the book value of all members’ and nonmember housing associates’ obligations to the Bank. The Bank has never experienced a loss on its advances.

The following table presents the Bank’s top five financial entities by their TCE at September 30, 2026.

	September 30, 2026
(dollars in millions)	TCE	% of Total
PNC Bank, National Association, DE (1)	$39,700.0	32.9%
TD Bank U.S. Holding Company (2)	25,337.0	21.0
Santander Bank, N.A.	12,367.0	10.2
Ally Bank, UT (3)	10,138.3	8.4
Fulton Bank, N.A.	4,211.1	3.5
	$91,753.4	76.0%
Other financial institutions	28,950.3	24.0
Total TCE outstanding	$120,703.7	100.0%
Notes:
(1) For Bank membership purposes, principal place of business is Pittsburgh, PA.
(2) Member affiliates aggregated at the U.S. holding company level.
(3) For Bank membership purposes, principal place of business is Horsham, PA.

Advance Concentration Risk. The following table lists the Bank’s top five borrowers based on advances at par as of September 30, 2026.

	September 30, 2026
(dollars in millions)	Advance Balance	% of Total
PNC Bank, National Association, DE (1)	$36,000.0	41.3%
Santander, N.A.	11,597.4	13.3
Ally Bank, UT (2)	10,100.0	11.6
TD Bank U.S. Holding Company (3)	9,500.0	10.9
First National Bank of Pennsylvania	3,015.0	3.4
	$70,212.4	80.5%
Other borrowers	16,954.9	19.5
Total advances	$87,167.3	100.0%
Notes:
(1) For Bank membership purposes, principal place of business is Pittsburgh, PA.
(2) For Bank membership purposes, principal place of business is Horsham, PA.
(3) Member affiliates aggregated at the U.S. holding company level.

Letters of Credit. The letter of credit product is collateralized under the same policies, procedures and guidelines that apply to advances. Outstanding letters of credit totaled $30.6 billion at September 30, 2026 and $27.5 billion at December 31, 2025, primarily related to public unit deposits. Not included in these totals are additional authorized but unused standby letters of credit of $2.4 billion at September 30, 2026 and $2.3 billion at December 31, 2025. The Bank had a concentration of letters of credit with two members, TD Bank N.A. of $14.1 billion or 46.2% and Fulton Bank of $3.6 billion or 11.9% of the total at September 30, 2026, and two members, TD Bank N.A. of $15.8 billion or 57.4% and Fulton Bank of $3.4 billion or 12.4% of the total at December 31, 2025.

Collateral Policies and Practices. Members are required to maintain eligible collateral to secure their TCE in accordance with the Member Products Policy.

Collateral Agreements and Valuation. The Bank provides members with two types of collateral agreements: a blanket lien collateral pledge agreement and a specific collateral pledge agreement.

For member borrowers, the following table presents information on a combined basis regarding the type of collateral securing their outstanding credit exposure and the collateral status as of September 30, 2026.

	September 30, 2026
(dollars in millions)	Blanket Lien		Listing		Delivery		Total
	Amount	%	Amount	%	Amount	%	Amount	%
One-to-four single-family residential mortgage loans	116,006.8	39.8%	$870.5	6.8%	$6.3	4.0%	$116,883.6	38.4%
High quality investment securities	37,207.9	12.8	7,657.7	60.0	151.1	96.0	45,016.7	14.8
Other real estate-related collateral (ORERC)/CFI eligible collateral	107,030.6	36.7	2,080.0	16.3	—	—	109,110.6	35.9
Multi-family residential mortgage loans	31,158.5	10.7	2,160.7	16.9	—	—	33,319.2	10.9
Total eligible collateral value	$291,403.8	100.0%	$12,768.9	100.0%	$157.4	100.0%	$304,330.1	100.0%
Total TCE	$113,024.5	93.6%	$7,618.6	6.3%	$60.6	0.1%	$120,703.7	100.0%
Number of members	151	87.3%	4	2.3%	18	10.4%	173	100.0%

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

Investment Quality and External Credit Ratings. The following table presents the Bank’s investment carrying values as of September 30, 2026 based on the lowest credit rating from the NRSROs (Moody’s, S&P and Fitch).

	September 30, 2026 (1)
	Long-Term Rating
(in millions)	AAA	AA	A	BBB	Below Investment Grade	Unrated	Total
Money market investments:
Interest-bearing deposits	$—	$836.5	$2,802.0	$—	$—	$—	$3,638.5
Securities purchased under agreements to resell	—	—	1,450.0	—	—	—	1,450.0
Federal funds sold	—	2,787.0	1,800.0	—	—	—	4,587.0
Total money market investments	—	3,623.5	6,052.0	—	—	—	9,675.5
Investment securities:
U.S. Treasury obligations	—	5,016.7	—	—	—	—	5,016.7
GSE and TVA obligations	—	838.5	—	—	—	—	838.5
State or local agency obligations	12.1	154.1	—	—	—	—	166.2
Total non-MBS	12.1	6,009.3	—	—	—	—	6,021.4
U.S. obligations single-family MBS	—	1,718.0	—	—	—	—	1,718.0
GSE single-family MBS	—	6,441.4	—	—	—	—	6,441.4
GSE multifamily MBS	—	8,342.5	—	—	—	—	8,342.5
Private label MBS	3.0	2.1	4.5	0.4	25.4	82.0	117.4
Total MBS	3.0	16,504.0	4.5	0.4	25.4	82.0	16,619.3
Total investments	$15.1	$26,136.8	$6,056.5	$0.4	$25.4	$82.0	$32,316.2
Note:
(1) Balances exclude $5.1 million of interest-bearing deposits with FHLBank of Chicago at September 30, 2026 and total accrued interest of $97.4 million at September 30, 2026.

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

As of September 30, 2026, the Bank had unsecured exposure to fifteen counterparties totaling $8.2 billion, with three counterparties exceeding 10% of the total exposure. The following table presents the Bank’s unsecured credit exposure with non-governmental counterparties by investment type at September 30, 2026. The unsecured investment credit exposure presented may not reflect the average or maximum exposure during the period.

(in millions)
Carrying Value	September 30, 2026
Interest-bearing deposits (1)	$3,638.5
Federal funds sold	4,587.0
Total	$8,225.5
Note:
(1) Excludes $5.1 million of interest-bearing deposits with FHLBank of Chicago at September 30, 2026.

    As of September 30, 2026, 48.0% of the Bank’s unsecured investment credit exposures were to U.S. branches and agency offices of foreign commercial banks. The Bank actively monitors its credit exposures and the credit quality of its counterparties, including an assessment of each counterparty’s financial performance, capital adequacy, sovereign support, and the current market perceptions of the counterparties. General macro-economic, political and market conditions may also be considered when deciding on unsecured exposure. As a result, the Bank may limit or suspend existing counterparties.

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

    Finance Agency regulation also permits the Bank to extend additional unsecured credit for overnight transactions and for sales of Federal funds subject to continuing contracts that renew automatically. For overnight exposures only, the Bank’s total unsecured exposure to a counterparty may not exceed twice the applicable regulatory limit, or a total of 2% to 30% of the eligible amount of regulatory capital, based on the counterparty’s internal credit rating. As of September 30, 2026, the Bank was in compliance with the regulatory limits established for unsecured credit.

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

(in millions)
September 30, 2026 (1) (2)
	Carrying Value
Domicile of Counterparty	Investment Grade (3) (4)
	AA	A	Total
Domestic	$1,443.5	$2,802.0	$4,245.5
U.S. branches and agency offices of foreign commercial banks:
Australia	725.0	—	725.0
Canada	100.0	700.0	800.0
Finland	330.0	—	330.0
Germany	300.0	500.0	800.0
Netherlands	—	600.0	600.0
Sweden	725.0	—	725.0
Total U.S. branches and agency offices of foreign commercial banks	$2,180.0	$1,800.0	$3,980.0
Total unsecured investment credit exposure	$3,623.5	$4,602.0	$8,225.5
Notes:
(1) Ratings are as of the respective date.
(2) These ratings represent the lowest rating available for each security owned by the Bank based on the NRSROs used by the Bank. The Bank’s internal ratings may differ from those obtained from the NRSROs.
(3) Excludes unsecured investment credit exposure to U.S. government, U.S. government agencies and instrumentalities, GSEs, and supranational entities.
(4) Represents the NRSRO rating of the counterparty, not the country. There were no AAA or BBB rated investments at September 30, 2026.

Credit and Counterparty Risk - Mortgage Loans and Derivatives

Mortgage Loans. The Finance Agency has authorized the Bank to hold mortgage loans under the MPF Program whereby the Bank acquires mortgage loans from participating members in a shared credit risk structure. Conventional mortgage loans carry CE requirements such that the Bank has a high degree of confidence that it will be paid principal and interest in all material respects, even under reasonably likely adverse changes to expected economic conditions. Loans are assessed by a third-party credit model at acquisition, and a CE requirement is calculated based on loan attributes and the Bank’s risk tolerance with respect to its MPF portfolio. The Bank had net mortgage loans held for portfolio of $5.7 billion at September 30, 2026 and $5.2 billion at December 31, 2025, after an allowance for credit losses of $2.3 million at September 30, 2026 and $2.5 million at December 31, 2025.

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

When a conventional mortgage loan requires PMI, the MPF Program modeling applied to the Bank’s acquisitions requires additional CE from the Participating Financial Institution (PFI) to compensate for the mortgage insurer rating when it is below BBB+. The unpaid principal balance and maximum coverage outstanding for seriously delinquent loans with PMI as of September 30, 2026 was $13.9 million and $4.3 million, respectively. The corresponding amounts at December 31, 2025 were $10.8 million and $3.0 million.

The MPF Plus product required SMI under the MPF Program when each pool was established. At September 30, 2026, 5 of the 14 MPF Plus pools still have SMI policies in place. The Bank does not currently offer the MPF Plus product and has not purchased loans under MPF Plus Commitments since July 2006. Per MPF Program guidelines, the existing MPF Plus product exposure is required to be secured by the PFI once the SMI company is rated below AA-. As of September 30, 2026, all of the SMI exposure is fully collateralized.

Derivative Counterparties. The Bank does not anticipate credit losses on its uncleared or cleared derivatives as of September 30, 2026.

Liquidity Risk

The Bank endeavors to maintain and manage a liquidity portfolio to enable the Bank to provide stable, cost-effective funding to its members while considering market conditions, member demand, and the maturity profile of its assets and liabilities.

Sources of Liquidity. The Bank’s primary source of liquidity is the proceeds from the issuance of consolidated obligation bonds and discount notes. Additional sources include the Bank’s liquidity investment portfolio, the issuance of capital stock and member deposits.

Consolidated Obligations. The Bank’s ability to operate its business, meet its obligations and fund member needs depend primarily on the ability to issue large amounts of various debt structures at attractive rates. Consolidated obligations benefit from the Bank’s GSE status; however, they are not obligations of the U.S., and the U.S. government does not guarantee them. Consolidated obligation bonds and discount notes are rated Aa1 with stable outlook/P-1 by Moody’s and AA+ with stable outlook/A-1+ by S&P as of September 30, 2026. These ratings express these NRSRO’s opinions of the likelihood of timely payment of principal and interest.

    During the first nine months of 2026, the Bank maintained continual access to funding. Access to short-term debt markets has been reliable because investors, driven by liquidity preferences and risk aversion, have sought the FHLBanks’ short-term debt as an asset of choice. The FHLBanks have maintained comparatively stable access to funding through a diverse investor base at relatively favorable spreads to U.S. Treasury rates.

Uses of Liquidity. The Bank’s primary use of liquidity include funding advances, repaying consolidated obligations and purchasing investments and mortgage loans. Other uses of liquidity include paying dividends, repurchasing excess capital stock, repaying member deposits and pledging collateral to derivative counterparties.

The Bank is focused on maintaining adequate liquidity and funding balances with its financial assets and financial liabilities, and the FHLBanks work collectively to manage system-wide liquidity and funding needs. The Bank regularly monitors current trends and anticipates future debt issuance and member borrowing needs. The Bank is committed to prudent risk management practices and is aware of the inherent risks of utilizing short-term funding to support longer-dated assets, such as the Bank having difficulty rolling over short-term obligations when market conditions change. In managing and monitoring the amount of financial assets and financial liabilities that require refinancing, the Bank considers their contractual maturities, expected cash flows (i.e. estimated prepayments, embedded call optionality and scheduled amortizations), member borrowing needs, and debt market conditions.

Potential Disruptions to Liquidity Access. Changes in the capital markets could limit the Bank’s ability to issue consolidated obligations, which could impact the Bank’s liquidity and funding costs.

Contingency Funding Plan. The OF maintains contingency funding plans that are intended to enable the FHLBanks to meet funding needs when market conditions threaten to limit or prevent access to the capital markets. The Bank also maintains a contingency funding plan that serves as a guide for addressing the Bank’s ability to satisfy its key functions during a disruption in the capital markets. Key functions include the Bank repaying its obligations and meeting the needs of its membership. The Bank’s contingency funding plan is tested annually to assess its reliability and operational soundness.

    Regulatory Liquidity Requirements. The Bank is required to maintain a level of liquidity in accordance with certain Finance Agency guidance. Under these policies and guidelines, the Finance Agency considers the Bank to have adequate liquidity reserves if it maintains 20 days of positive cash flows assuming members renew any maturing, prepaid or called advances. Additionally, the Bank is required to perform and report to the Finance Agency the results of an annual liquidity stress test. The Finance Agency also provides guidance on the Bank’s funding gap limits, which measures the difference between asset and liability maturities over a specified period and is expressed as a percentage of total assets. For the nine months ending September 30, 2026, the Bank was in compliance with these requirements and guidance.

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

Item 1: Financial Statements (unaudited)

Federal Home Loan Bank of Pittsburgh
Statements of Income (unaudited)

	Three months ended September 30,		Nine months ended September 30,
(in thousands)	2026	2025	2026	2025
Interest income:
Advances	$796,605	$534,385	$1,770,356	$1,933,769
Interest-bearing deposits	37,075	33,580	93,147	109,204
Securities purchased under agreements to resell	18,980	27,184	58,764	131,281
Federal funds sold	88,865	107,909	264,102	256,477
Trading securities	925	1,079	2,809	3,551
Available-for-sale (AFS) securities	230,420	230,673	642,948	693,477
Held-to-maturity (HTM) securities	9,562	12,873	30,670	39,908
Mortgage loans held for portfolio	57,896	51,120	167,395	144,993
Total interest income	1,240,328	998,803	3,030,191	3,312,660
Interest expense:
Consolidated obligations - discount notes	292,088	79,351	741,979	266,589
Consolidated obligations - bonds	778,501	766,993	1,825,410	2,539,277
Deposits	6,130	7,362	17,699	21,401
Mandatorily redeemable capital stock and other borrowings	401	146	1,024	437
Total interest expense	1,077,120	853,852	2,586,112	2,827,704
Net interest income	163,208	144,951	444,079	484,956
Provision (reversal) for credit losses	1,889	377	4,260	1,872
Net interest income after provision for credit losses	161,319	144,574	439,819	483,084
Noninterest income (loss):
Net gains (losses) on investment securities (Note 2)	(1,867)	628	(3,004)	3,748
Net gains (losses) on derivatives (Note 5)	15,864	(6,276)	9,321	(25,894)
Standby letters of credit fees	7,839	8,580	23,267	26,187
Other, net	2,844	914	4,349	1,213
Total noninterest income (loss)	24,680	3,846	33,933	5,254
Other expense:
Compensation and benefits	14,497	15,887	45,701	47,793
Other operating	11,364	11,354	34,475	34,791
Finance Agency	1,501	2,474	4,506	7,424
Office of Finance	1,470	1,521	4,450	4,743
Voluntary contributions	7,453	9,269	21,817	28,096
Total other expense	36,285	40,505	110,949	122,847
Income before assessments	149,714	107,915	362,803	365,491
Affordable Housing Program (AHP) assessment	15,011	10,792	36,382	36,578
Net income	$134,703	$97,123	$326,421	$328,913

The accompanying notes are an integral part of these financial statements.

Federal Home Loan Bank of Pittsburgh
Statements of Comprehensive Income (Loss) (unaudited)

	Three months ended September 30,		Nine months ended September 30,
(in thousands)	2026	2025	2026	2025
Net income	$134,703	$97,123	$326,421	$328,913
Other comprehensive income (loss):
Net change in fair value of AFS securities	(119,249)	38,164	(112,491)	17,745
Realized (gains) losses on AFS securities included in net income	—	—	—	(417)
Pension and post-retirement benefits	(966)	148	(1,235)	(3,382)
Total other comprehensive income (loss)	(120,215)	38,312	(113,726)	13,946
Total comprehensive income (loss)	$14,488	$135,435	$212,695	$342,859

The accompanying notes are an integral part of these financial statements.

Federal Home Loan Bank of Pittsburgh
Statements of Condition (unaudited)

(in thousands, except par value)	September 30, 2026	December 31, 2025
ASSETS
Cash and due from banks	$33,927	$32,585
Interest-bearing deposits	3,643,504	2,408,873
Securities purchased under agreements to resell	1,450,000	2,680,000
Federal funds sold	4,587,000	5,977,000
Investment securities: (Note 2)
Trading securities	111,726	119,676
AFS securities, net; amortized cost of $21,658,222 and $18,171,361	21,559,789	18,189,327
HTM securities; fair value of $894,432 and $1,099,599	969,225	1,143,705
Total investment securities	22,640,740	19,452,708
Advances (Note 3)	86,987,442	36,819,992
Mortgage loans held for portfolio, net (Note 4)	5,707,763	5,220,302
Accrued interest receivable	408,969	261,589
Derivative assets (Note 5)	370,492	350,117
Other assets	120,905	114,060
Total assets	$125,950,742	$73,317,226

LIABILITIES AND CAPITAL
Liabilities
Deposits	$634,636	$590,785
Consolidated obligations: (Note 6)
Discount notes	31,941,767	16,697,025
Bonds	85,582,297	50,795,251
Total consolidated obligations	117,524,064	67,492,276
Mandatorily redeemable capital stock (Note 7)	14,534	12,344
Accrued interest payable	474,765	305,053
AHP payable	202,539	183,978
Derivative liabilities (Note 5)	2,988	1,994
Other liabilities	397,495	159,195
Total liabilities	119,251,021	68,745,625
Commitments and contingencies (Note 10)
Capital (Note 7)
Capital stock - Class B putable ($100 par value) issued and outstanding shares 43,817 and 22,922, respectively	4,381,664	2,292,218
Retained earnings:
Unrestricted	1,567,298	1,462,288
Restricted	830,762	783,372
Total retained earnings	2,398,060	2,245,660
Accumulated Other Comprehensive Income (Loss) (AOCI)	(80,003)	33,723
Total capital	6,699,721	4,571,601
Total liabilities and capital	$125,950,742	$73,317,226

The accompanying notes are an integral part of these financial statements.

Federal Home Loan Bank of Pittsburgh
Statements of Cash Flows (unaudited)

	Nine months ended September 30,
(in thousands)	2026	2025
OPERATING ACTIVITIES
Net income	$326,421	$328,913
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization (accretion)	157,160	(28,542)
Net change in derivative and hedging activities	545,771	(399,953)
Net realized losses (gains) from sales of AFS securities	—	(417)
Net change in fair value adjustments on trading securities	3,004	(3,331)
Other adjustments, net	4,408	2,345
Net change in:
Accrued interest receivable	(146,759)	161,624
Other assets	(4,540)	6,010
Accrued interest payable	169,773	(116,105)
Other liabilities	15,452	23,230
Total adjustments	744,269	(355,139)
Net cash provided by (used in) operating activities	$1,070,690	$(26,226)
INVESTING ACTIVITIES
Net change in:
Interest-bearing deposits (including $574 and $(162) (to) from other FHLBanks)	$(1,250,725)	$509,133
Securities purchased under agreements to resell	1,230,000	4,000,000
Federal funds sold	1,390,000	(3,239,000)
Trading securities:
Proceeds	5,000	33,400
AFS securities:
Proceeds (includes $0, and $346,659 from sales)	2,167,379	2,074,550
Purchases	(5,798,854)	(1,452,730)
HTM securities:
Proceeds	173,160	175,514
Purchases	—	(99,707)
Advances:
Repaid	364,920,503	297,055,414
Originated	(415,244,104)	(269,222,848)
Mortgage loans held for portfolio:
Principal collected	429,001	325,266
Purchases	(938,839)	(708,967)
Other investing activities, net	(5,434)	(5,868)
Net cash provided by (used in) investing activities	$(52,922,913)	$29,444,157

Federal Home Loan Bank of Pittsburgh Statements of Cash Flows (unaudited)
(continued)
	Nine months ended September 30,
(in thousands)	2026	2025
FINANCING ACTIVITIES
Net change in deposits	$43,275	$(172,155)
Net proceeds from issuance of consolidated obligations:
Discount notes	345,420,830	285,269,264
Bonds	96,467,415	72,718,096
Payments for maturing and retiring consolidated obligations:
Discount notes	(330,321,280)	(284,711,752)
Bonds	(61,674,290)	(101,228,165)
Proceeds from issuance of capital stock	6,266,861	2,980,222
Payments for repurchase/redemption of capital stock	(4,162,348)	(4,052,900)
Payments for repurchase/redemption of mandatorily redeemable capital stock	(12,877)	(940)
Cash dividends paid	(174,021)	(217,398)
Net cash provided by (used in) financing activities	$51,853,565	$(29,415,728)
Net increase (decrease) in cash and due from banks	$1,342	$2,203
Cash and due from banks at beginning of the period	32,585	17,340
Cash and due from banks at end of the period	$33,927	$19,543
Supplemental disclosures:
Cash activities:
Interest paid	$2,274,245	$2,995,149
Non-cash activities:
Capital stock reclassified to mandatorily redeemable capital stock	15,067	—

The accompanying notes are an integral part of these financial statements.

Federal Home Loan Bank of Pittsburgh
Statements of Changes in Capital (unaudited)

	Capital Stock - Putable		Retained Earnings
(in thousands)	Shares	Par Value	Unrestricted	Restricted	Total	AOCI	Total Capital
June 30, 2025	29,312	$2,931,227	$1,405,664	$779,234	$2,184,898	$(54,886)	$5,061,239
Comprehensive income (loss)	—	—	92,985	4,138	97,123	38,312	135,435
Issuance of capital stock	11,344	1,134,414	—	—	—	—	1,134,414
Repurchase/redemption of capital stock	(15,766)	(1,576,607)	—	—	—	—	(1,576,607)
Cash dividends	—	—	(67,630)	—	(67,630)	—	(67,630)
September 30, 2025	24,890	$2,489,034	$1,431,019	$783,372	$2,214,391	$(16,574)	$4,686,851

June 30, 2026	39,031	$3,903,107	$1,530,907	$803,821	$2,334,728	$40,212	$6,278,047
Comprehensive income (loss)	—	—	107,762	26,941	134,703	(120,215)	14,488
Issuance of capital stock	21,884	2,188,345	—	—	—	—	2,188,345
Repurchase/redemption of capital stock	(17,076)	(1,707,607)	—	—	—	—	(1,707,607)
Stock reclassified to mandatorily redeemable capital stock	(22)	(2,181)	—	—	—	—	(2,181)
Cash dividends	—	—	(71,371)	—	(71,371)	—	(71,371)
September 30, 2026	43,817	$4,381,664	$1,567,298	$830,762	$2,398,060	$(80,003)	$6,699,721

	Capital Stock - Putable		Retained Earnings
(in thousands)	Shares	Par Value	Unrestricted	Restricted	Total	AOCI	Total Capital
December 31, 2024	35,617	$3,561,712	$1,370,000	$732,876	$2,102,876	$(30,520)	$5,634,068
Comprehensive income (loss)	—	—	278,417	50,496	328,913	13,946	342,859
Issuance of capital stock	29,802	2,980,222	—	—	—	—	2,980,222
Repurchase/redemption of capital stock	(40,529)	(4,052,900)	—	—	—	—	(4,052,900)
Cash dividends	—	—	(217,398)	—	(217,398)	—	(217,398)
September 30, 2025	24,890	$2,489,034	$1,431,019	$783,372	$2,214,391	$(16,574)	$4,686,851

December 31, 2025	22,922	$2,292,218	$1,462,288	$783,372	$2,245,660	$33,723	$4,571,601
Comprehensive income (loss)	—	—	279,031	47,390	326,421	(113,726)	212,695
Issuance of capital stock	62,669	6,266,861	—	—	—	—	6,266,861
Repurchase/redemption of capital stock	(41,623)	(4,162,348)	—	—	—	—	(4,162,348)
Stock reclassified to mandatorily redeemable capital stock	(151)	(15,067)	—	—	—	—	(15,067)
Cash dividends	—	—	(174,021)	—	(174,021)	—	(174,021)
September 30, 2026	43,817	$4,381,664	$1,567,298	$830,762	$2,398,060	$(80,003)	$6,699,721

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

Note 1 – Changes in Accounting Principle and Recently Issued Accounting Standards and Interpretations

    The Bank did not adopt any new accounting standards during the nine months ended September 30, 2026.

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
		This ASU will become effective for the Bank beginning on January 1, 2027. Early adoption is permitted.	The adoption of this ASU will not have a material impact on the Bank’s financial statements.

Notes to Unaudited Financial Statements (continued)
Note 2 – Investments

The Bank has investments in debt securities, which are classified as trading, AFS, or HTM.

Debt Securities. At September 30, 2026, net unsettled purchases or sales of investment securities, including related accrued interest, totaled $240.5 million. At December 31, 2025, there were no net unsettled purchases or sales of investment securities, including related accrued interest. These amounts represent noncash investing activity and are excluded from the Statements of Cash Flows.

    Trading Securities. The following table presents the fair value of trading securities by major security type at September 30, 2026 and December 31, 2025.

(in thousands)	September 30, 2026	December 31, 2025
GSE obligations	$111,726	$119,676

The following table presents net gains (losses) on trading securities for the three and nine months ended September 30, 2026 and 2025.

	Three months ended September 30,		Nine months ended September 30,
(in thousands)	2026	2025	2026	2025
Net unrealized gains (losses) on trading securities held at period-end	$(1,867)	$606	$(3,003)	$3,203
Net gains (losses) on trading securities sold/matured during the period	—	22	(1)	128
Net gains (losses) on trading securities	$(1,867)	$628	$(3,004)	$3,331

AFS Securities. The following tables present AFS securities by major security type at September 30, 2026 and December 31, 2025.

	September 30, 2026
(in thousands)	Amortized Cost (1)	Allowance for Credit Losses	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Non-MBS:
U.S. Treasury obligations	$5,005,544	$—	$11,446	$(336)	$5,016,654
GSE and TVA obligations	715,176	—	13,364	(1,766)	726,774
State or local agency obligations	186,906	—	—	(20,710)	166,196
Total non-MBS	$5,907,626	$—	$24,810	$(22,812)	$5,909,624
MBS:
U.S. obligations single-family	$1,373,669	$—	$767	$(18,810)	$1,355,626
GSE single-family	6,163,164	—	2,000	(67,800)	6,097,364
GSE multifamily	8,102,426	—	24,049	(20,816)	8,105,659
Private label	111,337	(20,621)	2,746	(1,946)	91,516
Total MBS	$15,750,596	$(20,621)	$29,562	$(109,372)	$15,650,165
Total AFS securities	$21,658,222	$(20,621)	$54,372	$(132,184)	$21,559,789

Notes to Unaudited Financial Statements (continued)

	December 31, 2025
(in thousands)	Amortized Cost (1)	Allowance for Credit Losses	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Non-MBS:
U.S. Treasury obligations	$4,902,802	$—	$9,749	$(271)	$4,912,280
GSE and TVA obligations	817,747	—	17,326	(1,010)	834,063
State or local agency obligations	181,516	—	10	(6,693)	174,833
Total non-MBS	$5,902,065	$—	$27,085	$(7,974)	$5,921,176
MBS:
U.S. obligations single-family	$1,306,993	$—	$3,184	$(6,295)	$1,303,882
GSE single-family	4,568,337	—	6,899	(27,463)	4,547,773
GSE multifamily	6,278,534	—	40,233	(4,399)	6,314,368
Private label	115,432	(16,713)	4,626	(1,217)	102,128
Total MBS	$12,269,296	$(16,713)	$54,942	$(39,374)	$12,268,151
Total AFS securities	$18,171,361	$(16,713)	$82,027	$(47,348)	$18,189,327
Note:
(1) Includes adjustments made to the cost basis of investments for accretion, amortization and/or fair value hedge accounting adjustments, and excludes accrued interest receivable of $81.6 million at September 30, 2026 and $59.1 million at December 31, 2025.

The following tables summarize the AFS securities with gross unrealized losses as of September 30, 2026 and December 31, 2025. The gross unrealized losses are aggregated by major security type and length of time that individual securities have been in a continuous unrealized loss position.

	September 30, 2026
	Less than 12 Months		Greater than 12 Months		Total
(in thousands)	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
Non-MBS:
U.S. Treasury obligations	$143,657	$(336)	$—	$—	$143,657	$(336)
GSE and TVA obligations	3,791	(59)	25,857	(1,707)	29,648	(1,766)
State or local agency obligations	52,945	(3,595)	113,250	(17,115)	166,195	(20,710)
Total non-MBS	$200,393	$(3,990)	$139,107	$(18,822)	$339,500	$(22,812)
MBS:
U.S. obligations single-family	$744,002	$(8,938)	$329,265	$(9,872)	$1,073,267	$(18,810)
GSE single-family	3,964,458	(32,479)	946,394	(35,321)	4,910,852	(67,800)
GSE multifamily	3,692,696	(16,675)	1,248,046	(4,141)	4,940,742	(20,816)
Private label	7,805	(423)	21,903	(1,523)	29,708	(1,946)
Total MBS	$8,408,961	$(58,515)	$2,545,608	$(50,857)	$10,954,569	$(109,372)
Total	$8,609,354	$(62,505)	$2,684,715	$(69,679)	$11,294,069	$(132,184)

Notes to Unaudited Financial Statements (continued)

	December 31, 2025
	Less than 12 Months		Greater than 12 Months		Total
(in thousands)	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
Non-MBS:
U.S. Treasury obligations	$402,742	$(39)	$49,589	$(232)	$452,331	$(271)
GSE and TVA obligations	—	—	26,616	(1,010)	26,616	(1,010)
State or local agency obligations	594	(6)	154,103	(6,687)	154,697	(6,693)
Total non-MBS	$403,336	$(45)	$230,308	$(7,929)	$633,644	$(7,974)
MBS:
U.S. obligations single-family	$118,520	$(162)	$616,484	$(6,133)	$735,004	$(6,295)
GSE single-family	1,066,790	(1,336)	1,264,868	(26,127)	2,331,658	(27,463)
GSE multifamily	163,121	(200)	1,709,961	(4,199)	1,873,082	(4,399)
Private label	1,858	(26)	24,089	(1,191)	25,947	(1,217)
Total MBS	$1,350,289	$(1,724)	$3,615,402	$(37,650)	$4,965,691	$(39,374)
Total	$1,753,625	$(1,769)	$3,845,710	$(45,579)	$5,599,335	$(47,348)

Redemption Terms. The amortized cost and fair value of AFS securities by contractual maturity as of September 30, 2026 and December 31, 2025 are presented below. Expected maturities of some securities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment fees. MBS are not presented by contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment fees.

(in thousands)	September 30, 2026		December 31, 2025
Year of Maturity	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Non-MBS:
Due in one year or less	$516,790	$518,329	$488,836	$489,345
Due after one year through five years	4,471,015	4,488,461	4,349,934	4,368,488
Due after five years through ten years	833,121	829,362	984,185	988,832
Due after ten years	86,700	73,472	79,110	74,511
Total non-MBS	5,907,626	5,909,624	5,902,065	5,921,176
MBS	15,750,596	15,650,165	12,269,296	12,268,151
Total AFS securities	$21,658,222	$21,559,789	$18,171,361	$18,189,327

Realized Gains (Losses) on AFS Securities. The following table provides a summary of proceeds, gross gains and losses on sales of AFS securities for the three and nine months ended September 30, 2026 and September 30, 2025.

	Three months ended September 30,		Nine months ended September 30,
(in thousands)	2026	2025	2026	2025
Proceeds from sales of AFS securities	$—	$—	$—	$346,659
Gross gains on AFS securities	$—	$—	$—	$417
Net realized gains (losses) from sales of AFS securities	$—	$—	$—	$417

Notes to Unaudited Financial Statements (continued)
HTM Securities. The following table presents HTM securities by major security type at September 30, 2026 and December 31, 2025.

	September 30, 2026
(in thousands)	Amortized Cost (1)	Gross Unrealized Holding Gains	Gross Unrealized Holding Losses	Fair Value
MBS:
U.S. obligations single-family	$362,425	$64	$(10,884)	$351,605
GSE single-family	344,057	54	(56,120)	287,991
GSE multifamily	236,889	—	(6,475)	230,414
Private label	25,854	16	(1,448)	24,422
Total MBS	$969,225	$134	$(74,927)	$894,432
Total HTM securities	$969,225	$134	$(74,927)	$894,432

	December 31, 2025
(in thousands)	Amortized Cost (1)	Gross Unrealized Holding Gains	Gross Unrealized Holding Losses	Fair Value
MBS:
U.S. obligations single-family	$470,133	$3,951	$(2,219)	$471,865
GSE single-family	405,197	1,257	(45,065)	361,389
GSE multifamily	238,829	—	(798)	238,031
Private label	29,546	21	(1,253)	28,314
Total MBS	$1,143,705	$5,229	$(49,335)	$1,099,599
Total HTM securities	$1,143,705	$5,229	$(49,335)	$1,099,599
Note:
(1) Includes adjustments made to the cost basis of investments for accretion and amortization and excludes accrued interest receivable of $3.2 million at September 30, 2026 and $3.9 million at December 31, 2025.

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

The following table details the Bank’s advances portfolio by year of redemption and weighted-average interest rate as of September 30, 2026 and December 31, 2025.

(dollars in thousands)	September 30, 2026		December 31, 2025
Year of Redemption	Amount	Weighted Average Interest Rate	Amount	Weighted Average Interest Rate
Due in 1 year or less	$57,423,918	4.13%	$23,332,978	4.04%
Due after 1 year through 2 years	24,057,710	4.16	9,454,980	4.05
Due after 2 years through 3 years	3,994,826	4.14	3,640,350	4.07
Due after 3 years through 4 years	791,003	4.35	202,445	4.18
Due after 4 years through 5 years	755,474	4.42	60,822	4.06
Thereafter	144,436	3.40	152,191	3.42
Total par value	$87,167,367	4.14%	$36,843,766	4.05%
Deferred prepayment fees	—		(67)
Fair value hedging adjustments	(179,925)		(23,707)
Total advances (1)	$86,987,442		$36,819,992
Note:
(1) Amounts exclude accrued interest receivable of $273.9 million and $158.4 million at September 30, 2026 and December 31, 2025, respectively.

The Bank offers certain advances to members that provide a member the right, based upon predetermined exercise dates, to prepay the advance prior to maturity without incurring prepayment or termination fees (returnable advances). The following table summarizes advances by the earlier of year of redemption or next call date as of September 30, 2026 and December 31, 2025.

	Year of Redemption or Next Call Date
(in thousands)	September 30, 2026	December 31, 2025
Due in 1 year or less	$63,876,418	$23,927,978
Due after 1 year through 2 years	19,045,210	8,952,480
Due after 2 years through 3 years	3,994,826	3,547,850
Due after 3 years through 4 years	71,003	202,445
Due after 4 years through 5 years	35,474	60,822
Thereafter	144,436	152,191
Total par value	$87,167,367	$36,843,766

Notes to Unaudited Financial Statements (continued)
Interest Rate Payment Terms. The following table details interest rate payment terms by year of redemption for advances as of September 30, 2026 and December 31, 2025.

(in thousands)	September 30, 2026	December 31, 2025
Fixed-rate – overnight	$1,404,797	$2,355,769
Fixed-rate – term:
Due in 1 year or less	$17,843,099	$10,971,285
Thereafter	7,213,104	7,905,787
Total fixed-rate	$26,461,000	$21,232,841
Variable-rate:
Due in 1 year or less	$38,176,022	$10,005,925
Thereafter	22,530,345	5,605,000
Total variable-rate	$60,706,367	$15,610,925
Total par value	$87,167,367	$36,843,766

Credit Risk Exposure and Security Terms. The Bank’s potential credit risk from advances is primarily concentrated in commercial banks. As of September 30, 2026, the Bank had advances of $70.2 billion outstanding to the five largest borrowers, which represented 80.5% of the total principal amount of advances outstanding. Of those five, four had outstanding advances that were in excess of 10% of the Bank’s total portfolio at September 30, 2026.

As of December 31, 2025, the Bank had advances of $26.0 billion outstanding to the five largest borrowers, which represented 70.6% of the total principal amount of advances outstanding. Of these five, two had outstanding advances that were in excess of 10% of the Bank’s total portfolio at December 31, 2025.

Advances ACL. The Bank evaluates advances for credit losses on a quarterly basis. At September 30, 2026 and December 31, 2025, the Bank did not have credit products that were past due, on nonaccrual status, or considered impaired. In addition, the Bank did not have modifications related to advances with borrowers experiencing financial difficulties during the first nine months of 2026 and 2025.

The Bank continues to evaluate and, as necessary, make changes to its collateral guidelines based on current market conditions. At September 30, 2026 and December 31, 2025, the Bank had rights to collateral on a member-by-member basis with a value in excess of its outstanding extensions of credit. Based on the Bank’s collateral policies, collateral held as security and repayment history of no credit losses on advances, the Bank did not record an ACL at September 30, 2026 or December 31, 2025.

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

The following table presents balances as of September 30, 2026 and December 31, 2025 for mortgage loans held for portfolio.

(in thousands)	September 30, 2026	December 31, 2025
Fixed-rate long-term single-family mortgages (1)	$5,605,330	$5,098,101
Fixed-rate medium-term single-family mortgages (2)	64,571	77,064
Total par value	5,669,901	5,175,165
Premiums	79,126	73,778
Discounts	(11,096)	(11,766)
Hedging adjustments	(27,859)	(14,400)
Total mortgage loans held for portfolio (3)	$5,710,072	$5,222,777
Allowance for credit losses on mortgage loans	(2,309)	(2,475)
Mortgage loans held for portfolio, net	$5,707,763	$5,220,302
Notes:
(1) Long-term is defined as an original term of greater than 15 years and up to 30 years.
(2) Medium-term is defined as an original term of 15 years or less.
(3) Amounts exclude accrued interest receivable of $37.7 million at September 30, 2026 and $33.6 million at December 31, 2025.

The following table details the par value of mortgage loans held for portfolio outstanding categorized by type as of September 30, 2026 and December 31, 2025.

(in thousands)	September 30, 2026	December 31, 2025
Conventional loans	$5,582,635	$5,090,977
Government-guaranteed/insured loans	87,266	84,188
Total par value	$5,669,901	$5,175,165

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

Notes to Unaudited Financial Statements (continued)
Credit Quality Indicator for Conventional Mortgage Loans. The following table presents the payment status for conventional mortgage loans at September 30, 2026 and December 31, 2025.

	September 30, 2026
(in thousands)	Origination Year
Payment Status, at amortized cost (1)	Prior to 2022	2022 to 2026	Total
Past due 30-59 days	$29,621	$16,611	$46,232
Past due 60-89 days	11,242	4,222	15,464
Past due 90 days or more	15,366	9,031	24,397
Total past due loans	$56,229	$29,864	$86,093
Current loans	2,846,424	2,688,893	5,535,317
Total conventional loans	$2,902,653	$2,718,757	$5,621,410

	December 31, 2025
(in thousands)	Origination Year
Payment Status, at amortized cost (1)	Prior to 2021	2021 to 2025	Total
Past due 30-59 days	$35,717	$29,782	$65,499
Past due 60-89 days	9,369	8,636	18,005
Past due 90 days or more	11,683	8,675	20,358
Total past due loans	$56,769	$47,093	$103,862
Current loans	2,077,766	2,955,321	5,033,087
Total conventional loans	$2,134,535	$3,002,414	$5,136,949
Note:
(1) The amortized cost at September 30, 2026 and December 31, 2025 excludes accrued interest receivable.

Other Delinquency Statistics. The following table presents the delinquency statistics for the Bank’s mortgage loans at September 30, 2026 and December 31, 2025.

	September 30, 2026
(dollars in thousands) (1)	Conventional MPF Loans	Government-Guaranteed or Insured Loans	Total
In process of foreclosure, included above (2)	$9,581	$455	$10,036
Serious delinquency rate (3)	0.4%	1.9%	0.5%
Past due 90 days or more still accruing interest	$—	$1,591	$1,591
Loans on nonaccrual status	$27,799	$—	$27,799

	December 31, 2025
(dollars in thousands) (1)	Conventional MPF Loans	Government-Guaranteed or Insured Loans	Total
In process of foreclosure, included above (2)	$5,897	$393	$6,290
Serious delinquency rate (3)	0.4%	2.0%	0.4%
Past due 90 days or more still accruing interest	$—	$1,693	$1,693
Loans on nonaccrual status	$24,074	$—	$24,074
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

	September 30, 2026
(in thousands)	Notional Amount of Derivatives	Derivative Assets	Derivative Liabilities
Derivatives designated as hedging instruments:
Interest rate swaps	$59,345,208	$41,841	$76,457
Derivatives not designated as hedging instruments:
Interest rate swaps	$4,551,286	$14,956	$28,458
Interest rate caps or floors	2,350,000	4,436	—
Mortgage delivery commitments	43,829	58	1,184
Total derivatives not designated as hedging instruments:	$6,945,115	$19,450	$29,642
Total derivatives before netting and collateral adjustments	$66,290,323	$61,291	$106,099
Netting adjustments and cash collateral (1)		309,201	(103,111)
Total derivative assets and total derivative liabilities		$370,492	$2,988

	December 31, 2025
(in thousands)	Notional Amount of Derivatives	Derivative Assets	Derivative Liabilities
Derivatives designated as hedging instruments:
Interest rate swaps	$53,556,210	$53,257	$118,379
Derivatives not designated as hedging instruments:
Interest rate swaps	$5,981,376	$24,689	$7,854
Interest rate caps or floors	2,600,000	1,151	—
Mortgage delivery commitments	33,276	6	598
Total derivatives not designated as hedging instruments:	$8,614,652	$25,846	$8,452
Total derivatives before netting and collateral adjustments	$62,170,862	$79,103	$126,831
Netting adjustments and cash collateral (1)		271,014	(124,837)
Total derivative assets and total derivative liabilities		$350,117	$1,994
Note:
(1) Amounts represent the application of the netting requirements that allow the Bank to settle positive and negative positions and also cash collateral and related accrued interest held or placed by the Bank with the same clearing agent and/or counterparties. Cash collateral posted including accrued interest was $427.3 million for September 30, 2026 and $411.3 million for December 31, 2025. Cash collateral received was $14.9 million for September 30, 2026 and $15.5 million for December 31, 2025.

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

Notes to Unaudited Financial Statements (continued)

(in thousands)	Three months ended September 30, 2026
Hedged item type	Advances	AFS securities	Mortgage loans held for portfolio	Consolidated obligations – discount notes	Consolidated obligations – bonds
Total interest income / (expense)	$796,605	$230,420	$57,896	$(292,088)	$(778,501)

Gains (losses) on derivative	$70,750	$267,041	$—	$(2,625)	$(31,292)
Gains (losses) on hedged item	(70,754)	(266,809)	654	1,474	31,675
Net interest settlements	5,677	16,556	—	213	(17,598)
Effect of derivatives on net interest income	$5,673	$16,788	$654	$(938)	$(17,215)

(in thousands)	Nine months ended September 30, 2026
Hedged item type	Advances	AFS securities	Mortgage loans held for portfolio	Consolidated obligations – discount notes	Consolidated obligations – bonds
Total interest income / (expense)	$1,770,356	$642,948	$167,395	$(741,979)	$(1,825,410)

Gains (losses) on derivative	$156,237	$399,579	$—	$(16,586)	$(6,007)
Gains (losses) on hedged item	(156,221)	(399,550)	1,516	15,703	6,311
Net interest settlements	18,957	50,986	—	3,465	(80,414)
Effect of derivatives on net interest income	$18,973	$51,015	$1,516	$2,582	$(80,110)

(in thousands)	Three months ended September 30, 2025
Hedged item type	Advances	AFS securities	Mortgage loans held for portfolio	Consolidated obligations – discount notes	Consolidated obligations – bonds
Total interest income / (expense)	$534,385	$230,673	$51,120	$(79,351)	$(766,993)

Gains (losses) on derivative	$(14,798)	$(32,898)	$—	$1,861	$52,437
Gains (losses) on hedged item	14,851	32,766	265	(2,785)	(52,622)
Net interest settlements	24,938	37,424	—	(1,168)	(58,115)
Effect of derivatives on net interest income	$24,991	$37,292	$265	$(2,092)	$(58,300)

(in thousands)	Nine months ended September 30, 2025
Hedged item type	Advances	AFS securities	Mortgage loans held for portfolio	Consolidated obligations – discount notes	Consolidated obligations – bonds
Total interest income / (expense)	$1,933,769	$693,477	$144,993	$(266,589)	$(2,539,277)

Gains (losses) on derivative	$(123,193)	$(255,582)	$—	$324	$197,419
Gains (losses) on hedged item	123,430	255,490	508	(35)	(197,486)
Net interest settlements	79,224	108,199	—	(1,389)	(168,498)
Effect of derivatives on net interest income	$79,461	$108,107	$508	$(1,100)	$(168,565)

Notes to Unaudited Financial Statements (continued)
The following table presents the cumulative amount of fair value hedging adjustments and the related carrying amount of the hedged items.

(in thousands)	September 30, 2026
Hedged item type	Advances	AFS securities	Consolidated obligations – discount notes	Consolidated obligations – bonds
Amortized cost of hedged asset/liability (1)	$16,034,079	$11,769,505	$18,992,182	$11,339,825

Basis adjustments for active hedge relationships included in amortized cost	$(179,922)	$(517,847)	$(14,243)	$(104,354)
Basis adjustments for discontinued hedge relationships included in amortized cost	(3)	433	—	—
Total amount of fair value hedging basis adjustments	$(179,925)	$(517,414)	$(14,243)	$(104,354)

(in thousands)	December 31, 2025
Hedged item type	Advances	AFS securities	Consolidated obligations – discount notes	Consolidated obligations – bonds
Amortized cost of hedged asset/liability (1)	$12,068,299	$9,799,500	$14,814,633	$16,589,988

Basis adjustments for active hedge relationships included in amortized cost	$(23,668)	$(118,369)	$1,459	$(98,044)
Basis adjustments for discontinued hedge relationships included in amortized cost	(39)	506	—	—
Total amount of fair value hedging basis adjustments	$(23,707)	$(117,863)	$1,459	$(98,044)
Note:
(1) Includes only the portion of amortized cost representing the hedged items in active or discontinued fair value hedging relationships. Amortized cost includes fair value hedging adjustments.

The following table presents net gains (losses) related to derivatives not designated as hedging instruments in noninterest income.

	Three months ended September 30,		Nine months ended September 30,
(in thousands)	2026	2025	2026	2025
Derivatives not designated as hedging instruments:
Economic hedges:
Interest rate swaps	$20,586	$(3,958)	$20,565	$(18,324)
Interest rate caps or floors	2,064	(965)	3,010	(4,718)
Net interest settlements	81	1,377	1,457	4,861
Mortgage delivery commitments	(6,589)	(2,730)	(15,414)	(7,475)
Other	(1)	1	(1)	1
Total net gains (losses) related to derivatives not designated as hedging instruments	$16,141	$(6,275)	$9,617	$(25,655)
Other - price alignment amount on cleared derivatives (1)	(277)	(1)	(296)	(239)
Net gains (losses) on derivatives	$15,864	$(6,276)	$9,321	$(25,894)
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

	September 30, 2026
	Derivative Instruments Meeting Netting Requirements
(in thousands)	Gross Recognized Amount	Gross Amounts of Netting Adjustments and Cash Collateral	Net amounts after netting adjustments and cash collateral	Derivative Instruments Not Meeting Netting Requirements (1)	Total Derivative Assets and Total Derivative Liabilities
Derivative assets
Uncleared	$55,440	$(54,084)	$1,356	$58	$1,414
Cleared	5,793	363,285	369,078	—	369,078
Total derivative assets	$61,233	$309,201	$370,434	$58	$370,492

Derivative liabilities
Uncleared	$102,249	$(100,445)	$1,804	$1,184	$2,988
Cleared	2,666	(2,666)	—	—	—
Total derivative liabilities	$104,915	$(103,111)	$1,804	$1,184	$2,988

	December 31, 2025
	Derivative Instruments Meeting Netting Requirements
(in thousands)	Gross Recognized Amount	Gross Amounts of Netting Adjustments and Cash Collateral	Net amounts after netting adjustments and cash collateral	Derivative Instruments Not Meeting Netting Requirements (1)	Total Derivative Assets and Total Derivative Liabilities
Derivative assets
Uncleared	$62,698	$(61,535)	$1,163	$6	$1,169
Cleared	16,399	332,549	348,948	—	348,948
Total derivative assets	$79,097	$271,014	$350,111	$6	$350,117
Derivative liabilities
Uncleared	$125,345	$(123,949)	$1,396	$598	$1,994
Cleared	888	(888)	—	—	—
Total derivative liabilities	$126,233	$(124,837)	$1,396	$598	1,994
Note:
(1) Represents derivatives that are not subject to an enforceable netting agreement (e.g., mortgage delivery commitments).

Notes to Unaudited Financial Statements (continued)
Note 6 – Consolidated Obligations

Consolidated obligations consist of bonds and discount notes. Although the Bank is primarily liable for its portion of consolidated obligations, the Bank is also jointly and severally liable with the other ten FHLBanks for the payment of principal and interest on all consolidated obligations of each of the FHLBanks. The par amounts of the 11 FHLBanks’ outstanding consolidated obligations were $1,288.8 billion at September 30, 2026 and $1,151.8 billion at December 31, 2025.
The following table details interest rate payment terms for the Bank’s consolidated obligation bonds as of September 30, 2026 and December 31, 2025.

(in thousands)	September 30, 2026	December 31, 2025
Par value of consolidated bonds:
Fixed-rate	$22,617,460	$28,211,750
Step-up	425,000	1,075,000
Floating-rate	62,643,000	21,600,500
Total par value	$85,685,460	$50,887,250

Maturity Terms. The following table presents a summary of the Bank’s consolidated obligation bonds outstanding by year of contractual maturity and weighted-average interest rate at September 30, 2026 and December 31, 2025.

(dollars in thousands)	September 30, 2026		December 31, 2025
Year of Contractual Maturity	Amount	Weighted Average Interest Rate	Amount	Weighted Average Interest Rate
Due in 1 year or less	$69,030,400	3.81%	$38,903,990	3.34%
Due after 1 year through 2 years	8,331,650	3.83	3,468,100	3.25
Due after 2 years through 3 years	1,680,410	3.77	2,634,525	3.56
Due after 3 years through 4 years	1,242,000	3.41	1,328,135	3.93
Due after 4 years through 5 years	1,882,000	3.79	1,249,500	3.39
Thereafter	3,519,000	3.96	3,303,000	3.58
Total par value	$85,685,460	3.81%	$50,887,250	3.38%
Bond premiums	$16,103		$19,442
Bond discounts	(6,721)		(6,909)
Concession fees	(8,191)		(6,488)
Fair value hedging adjustments	(104,354)		(98,044)
Total consolidated obligation bonds	$85,582,297		$50,795,251

The following table presents the Bank’s consolidated obligation bonds outstanding between noncallable and callable as of September 30, 2026 and December 31, 2025.

(in thousands)	September 30, 2026	December 31, 2025
Noncallable	$65,312,460	$26,784,760
Callable	20,373,000	24,102,490
Total par value	$85,685,460	$50,887,250

Notes to Unaudited Financial Statements (continued)
The following table presents consolidated obligation bonds outstanding by the earlier of contractual maturity or next call date as of September 30, 2026 and December 31, 2025.

	Year of Contractual Maturity or Next Call Date
(in thousands)	September 30, 2026	December 31, 2025
Due in 1 year or less	$75,722,400	$45,619,490
Due after 1 year through 2 years	7,460,150	1,746,100
Due after 2 years through 3 years	797,410	1,908,025
Due after 3 years through 4 years	653,500	431,135
Due after 4 years through 5 years	353,000	519,500
Thereafter	699,000	663,000
Total par value	$85,685,460	$50,887,250

Consolidated Obligation Discount Notes. Consolidated obligation discount notes are issued to raise short-term funds. Discount notes are consolidated obligations with original maturities up to one year. These notes are issued at less than their face amount and redeemed at par value when they mature. The following table details the Bank’s consolidated obligation discount notes as of September 30, 2026 and December 31, 2025.

(dollars in thousands)	September 30, 2026	December 31, 2025
Book value	$31,941,767	$16,697,025
Par value	$32,154,820	$16,813,630
Weighted average interest rate (1)	3.83%	3.83%
Note:
(1) Represents yield to maturity excluding concession fees and hedging adjustments.

Notes to Unaudited Financial Statements (continued)
Note 7 – Capital

    The Bank is subject to three capital requirements under its current Capital Plan structure and the Finance Agency rules and regulations: (1) risk-based capital; (2) total regulatory capital; and (3) leverage capital. Regulatory capital does not include AOCI, but does include mandatorily redeemable capital stock. At September 30, 2026, the Bank was in compliance with all regulatory capital requirements.

The Bank has two subclasses of capital stock: B1 membership stock and B2 activity stock. The Bank had $354.2 million in B1 membership stock and $4,027.5 million in B2 activity stock at September 30, 2026. The Bank had $338.9 million in B1 membership stock and $1,953.3 million in B2 activity stock at December 31, 2025.

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

Finance Agency rules limit the ability of the Bank to create member excess stock under certain circumstances. For example, an FHLBank may not pay dividends in the form of capital stock or issue new excess stock to members if its excess stock exceeds one percent of its total assets or if the issuance of excess stock would cause the FHLBank’s excess stock to exceed one percent of its total assets. As of September 30, 2026, the Bank’s excess capital stock did not exceed one percent of its total assets.

The following table demonstrates the Bank’s compliance with the regulatory capital requirements at September 30, 2026 and December 31, 2025.

	September 30, 2026		December 31, 2025
(dollars in thousands)	Required	Actual	Required	Actual
Regulatory capital requirements:
RBC	$1,106,890	$6,794,258	$857,373	$4,550,222
Total capital-to-asset ratio	4.0%	5.4%	4.0%	6.2%
Total regulatory capital	$5,038,030	$6,794,258	$2,932,689	$4,550,222
Leverage ratio	5.0%	8.1%	5.0%	9.3%
Leverage capital	$6,297,537	$10,191,387	$3,665,861	$6,825,333

The Finance Agency has established four capital classifications for the FHLBanks: adequately capitalized, undercapitalized, significantly undercapitalized, and critically undercapitalized. Based on the financial information as of June 30, 2026 the Finance Agency determined the Bank was adequately capitalized under the capital rule.

Mandatorily Redeemable Capital Stock. The Bank is a cooperative whose member financial institutions and former members own all of the Bank issued and outstanding capital stock. Shares cannot be purchased or sold except between the Bank and its members at the shares’ par value of $100, in accordance with the Bank’s Capital Plan.

At September 30, 2026 and December 31, 2025, the Bank had $14.5 million and $12.3 million, respectively, in capital stock subject to mandatory redemption with payment subject to a five-year waiting period and the Bank meeting its minimum regulatory capital requirements. The dividends on mandatorily redeemable capital stock recorded as interest expense were $0.4 million and $1.0 million during the three and nine months ended September 30, 2026, respectively, and $0.1 million and $0.4 million during the three and nine months ended September 30, 2025, respectively.

Notes to Unaudited Financial Statements (continued)
The following table provides the related dollar amounts for activities recorded in mandatorily redeemable capital stock during the nine months ended September 30, 2026 and 2025.

	Nine months ended September 30,
(in thousands)	2026	2025
Balance, beginning of the period	$12,344	$7,025
Capital stock subject to mandatory redemption reclassified from capital	15,067	—
Redemption/repurchase of mandatorily redeemable capital stock	(12,877)	(940)
Balance, end of the period	$14,534	$6,085

    The following table shows the amount of mandatorily redeemable capital stock by contractual year of redemption at September 30, 2026 and December 31, 2025.

(in thousands)	September 30, 2026	December 31, 2025
Due in 1 year or less	$2,976	$377
Due after 1 year through 2 years	950	3,543
Due after 2 years through 3 years	—	946
Due after 3 years through 4 years	—	—
Due after 4 years through 5 years	9,631	6,381
Past contractual redemption date due to activity outstanding	977	1,097
Total	$14,534	$12,344

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

Dividends and Retained Earnings. In accordance with the Joint Capital Enhancement Agreement (JCEA), entered into by the Bank, as amended, the Bank allocates on a quarterly basis 20% of its net income to a separate restricted retained earnings (RRE) until the account balance equals at least 1% of the Bank’s average balance of outstanding consolidated obligations for the current quarter, which is $1,141.4 million for the third quarter of 2026. These RRE are not available to pay dividends and are presented separately from other retained earnings on the Statements of Condition. Additionally, the JCEA provides that amounts in restricted retained earnings in excess of 150% of the Bank’s RRE minimum may be released from RRE or $1,712.1 million. At September 30, 2026, retained earnings were $2,398.1 million, including $1,567.3 million of unrestricted retained earnings and $830.8 million of RRE.

Dividends paid by the Bank are subject to Board approval and may be paid in either capital stock or cash; historically, the Bank has paid cash dividends only. The dividend paid to the stockholder is calculated based on the average capital stock owned by the stockholder for the previous quarter.

Dividends paid through the third quarter of 2026 and 2025 are presented in the table below.

	Dividend - Annual Yield
	2026		2025
	Membership	Activity	Membership	Activity
February	4.85%	9.50%	5.10%	9.00%
April	4.85%	9.50%	4.60%	9.00%
July	5.50%	9.75%	4.85%	9.50%

    In October 2026, the Bank paid a quarterly dividend equal to an annual yield of 5.75% on membership stock and 9.75% on activity stock.

Notes to Unaudited Financial Statements (continued)
The following table summarizes the ending balance for each component of AOCI at September 30, 2026 and September 30, 2025.

AOCI (in thousands)	September 30, 2026	September 30, 2025
Net unrealized gains (losses) on AFS securities	(77,812)	(11,845)
Pension and post-retirement	(2,191)	(4,729)
Total	$(80,003)	$(16,574)

Notes to Unaudited Financial Statements (continued)
Note 8 – Transactions with Related Parties

The following table includes significant outstanding related party member-activity balances.

(in thousands)	September 30, 2026	December 31, 2025
Advances (1)	$57,653,328	$21,823,502
Letters of credit (2)	19,106,183	926,050
MPF loans	255,841	262,600
Deposits	24,853	10,973
Capital stock	2,546,314	965,784
Notes:
(1) Amount excludes accrued interest, deferred prepayment fees, and hedging adjustments.
(2) Letters of credit are off-balance sheet commitments.

The following table summarizes the effects on the Statements of Income corresponding to the related party member balances above. Amounts related to interest expense on deposits were immaterial for the periods presented.

	Three months ended September 30,		Nine months ended September 30,
(in thousands)	2026	2025	2026	2025
Interest income on advances (1)	$503,417	$265,059	$1,122,536	$1,102,610
Interest income on MPF loans	2,812	2,934	8,412	8,906
Letters of credit fees	4,717	240	9,480	13,094
Note:
(1) Interest income on advances includes contractual interest income and prepayment fees. The effect of derivative activities is not included.

The following table summarizes the effect of the MPF activities with FHLBank of Chicago.

	Three months ended September 30,		Nine months ended September 30,
(in thousands)	2026	2025	2026	2025
Servicing fee expense	$1,118	$1,056	$3,241	$3,063

(in thousands)	September 30, 2026	December 31, 2025
Interest-bearing deposits maintained with FHLBank of Chicago	$5,065	$5,639

At times the Bank may transact with other FHLBanks. These transactions can include loaning or borrowing short-term funds, transfers of primary debt obligations, and transfers at fair value of loans related to member acquisitions. The Bank borrowed $50.0 million from other FHLBanks and repaid these borrowings during the nine month period ended September 30, 2026 but had no such transactions during the nine month period ended September 30, 2025.

    In the ordinary course of business, the Bank may utilize products and services, provided at normal market rates and terms, from its members to support its operations.

Notes to Unaudited Financial Statements (continued)
Note 9 – Estimated Fair Values

Fair value amounts have been determined by the Bank using available market information and appropriate valuation methods. GAAP defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date (i.e., an exit price). These estimates are based on recent market data and other pertinent information available to the Bank at September 30, 2026 and December 31, 2025. Although the management of the Bank believes that the valuation methods are appropriate and provide a reasonable determination of the fair value of these financial instruments, there are inherent limitations in any valuation technique. Therefore, these fair values are not necessarily equal to the amounts that would be realized in current market transactions, although they do reflect the Bank’s judgment of how a market participant would estimate the fair values.

The carrying value and estimated fair value of the Bank’s financial instruments at September 30, 2026 and December 31, 2025 are presented in the table below.

	September 30, 2026
(in thousands)	Carrying Value	Level 1	Level 2	Level 3	Netting Adjustment and Cash Collateral (1)	Estimated Fair Value
Assets:
Cash and due from banks	$33,927	$33,927	$—	$—	$—	$33,927
Interest-bearing deposits	3,643,504	3,643,504	—	—	—	3,643,504
Securities purchased under agreements to resell (2)	1,450,000	—	1,449,998	—	—	1,449,998
Federal funds sold	4,587,000	—	4,586,995	—	—	4,586,995
Trading securities	111,726	—	111,726	—	—	111,726
AFS securities	21,559,789	—	21,468,273	91,516	—	21,559,789
HTM securities	969,225	—	870,010	24,422	—	894,432
Advances	86,987,442	—	86,875,889	—	—	86,875,889
Mortgage loans held for portfolio, net	5,707,763	—	5,049,117	—	—	5,049,117
Accrued interest receivable	408,969	—	408,969	—	—	408,969
Derivative assets	370,492	—	61,291	—	309,201	370,492
Liabilities:
Deposits	$634,636	$—	$634,636	$—	$—	$634,636
Discount notes	31,941,767	—	31,937,321	—	—	31,937,321
Bonds	85,582,297	—	84,851,036	—	—	84,851,036
Mandatorily redeemable capital stock (3)	14,534	14,850	—	—	—	14,850
Accrued interest payable (3)	474,765	—	474,449	—	—	474,449
Derivative liabilities	2,988	—	106,099	—	(103,111)	2,988

Notes to Unaudited Financial Statements (continued)

	December 31, 2025
(in thousands)	Carrying Value	Level 1	Level 2	Level 3	Netting Adjustment and Cash Collateral (1)	Estimated Fair Value
Assets:
Cash and due from banks	$32,585	$32,585	$—	$—	$—	$32,585
Interest-bearing deposits	2,408,873	2,408,873	—	—	—	2,408,873
Securities purchased under agreements to resell (2)	2,680,000	—	2,680,006	—	—	2,680,006
Federal funds sold	5,977,000	—	5,976,975	—	—	5,976,975
Trading securities	119,676	—	119,676	—	—	119,676
AFS securities	18,189,327	—	18,087,199	102,128	—	18,189,327
HTM securities	1,143,705	—	1,071,285	28,314	—	1,099,599
Advances	36,819,992	—	36,861,975	—	—	36,861,975
Mortgage loans held for portfolio, net	5,220,302	—	4,856,826	—	—	4,856,826
Accrued interest receivable	261,589	—	261,590	—	—	261,590
Derivative assets	350,117	—	79,103	—	271,014	350,117
Liabilities:
Deposits	$590,785	$—	$590,785	$—	$—	$590,785
Discount notes	16,697,025	—	16,698,670	—	—	16,698,670
Bonds	50,795,251	—	50,432,389	—	—	50,432,389
Mandatorily redeemable capital stock (3)	12,344	12,638	—	—	—	12,638
Accrued interest payable (3)	305,053	—	304,759	—	—	304,759
Derivative liabilities	1,994	—	126,831	—	(124,837)	1,994
Notes:
(1) Amounts represent the application of the netting requirements that allow the Bank to settle positive and negative positions and also cash collateral and related accrued interest held or placed by the Bank with the same clearing agent and/or counterparties.
(2) Based on the fair value of the related collateral held, the securities purchased under agreements to resell were fully collateralized for the periods presented. There were no offsetting liabilities related to these securities at September 30, 2026 and December 31, 2025. These instruments’ maturity term is overnight.
(3) The estimated fair value amount for the mandatorily redeemable capital stock line item includes accrued dividend interest; this amount is excluded from the estimated fair value for the accrued interest payable line item.

Fair Value Hierarchy. The fair value hierarchy is used to prioritize the inputs used to measure fair value by maximizing the use of observable inputs. The inputs are evaluated and an overall level for the fair value measurement is determined. A description of the fair value hierarchy and inputs is disclosed in Note 14 - Estimated Fair Values in the Bank’s 2025 Form 10-K. The Bank reviews its fair value hierarchy classifications on a quarterly basis. There were no significant changes in the Bank’s fair value hierarchy classification during the nine months ended September 30, 2026.

Fair Value Measurements. The following tables present, for each hierarchy level, the Bank’s assets and liabilities that are measured at fair value on a recurring or non-recurring basis on its Statements of Condition at September 30, 2026 and December 31, 2025. The Bank measures certain mortgage loans held for portfolio at fair value when a charge-off is recognized and subsequently when the fair value of collateral less costs to sell is lower than the carrying amount. Real Estate Owned (REO) is measured using fair value when the assets’ fair value less costs to sell is lower than the carrying amount.

Notes to Unaudited Financial Statements (continued)

	September 30, 2026
(in thousands)	Level 1	Level 2	Level 3	Netting Adjustment and Cash Collateral (1)	Total
Recurring fair value measurements - Assets
Trading securities:
Non-MBS:
GSE obligations	$—	$111,726	$—	$—	$111,726
Total trading securities	$—	$111,726	$—	$—	$111,726
AFS securities:
Non-MBS:
U.S. Treasury obligations	$—	$5,016,654	$—	$—	$5,016,654
GSE and TVA obligations	—	726,774	—	—	726,774
State or local agency obligations	—	166,196	—	—	166,196
MBS:
U.S. obligations single-family	—	1,355,626	—	—	1,355,626
GSE single-family	—	6,097,364	—	—	6,097,364
GSE multifamily	—	8,105,659	—	—	8,105,659
Private label	—	—	91,516	—	91,516
Total AFS securities	$—	$21,468,273	$91,516	$—	$21,559,789
Derivative assets:
Interest rate related	$—	$61,233	$—	$309,201	$370,434
Mortgage delivery commitments	—	58	—	—	58
Total derivative assets	—	61,291	—	309,201	370,492
Total recurring assets at fair value	$—	$21,641,290	$91,516	$309,201	$22,042,007
Recurring fair value measurements - Liabilities
Derivative liabilities:
Interest rate related	$—	$104,915	$—	$(103,111)	$1,804
Mortgage delivery commitments	—	1,184	—	—	1,184
Total recurring liabilities at fair value	$—	$106,099	$—	$(103,111)	$2,988
Non-recurring fair value measurements - Assets
Impaired mortgage loans held for portfolio	$—	$—	$8,718	$—	$8,718
REO	—	—	906	—	906
Total non-recurring assets at fair value	$—	$—	$9,624	$—	$9,624

Notes to Unaudited Financial Statements (continued)

	December 31, 2025
(in thousands)	Level 1	Level 2	Level 3	Netting Adjustment and Cash Collateral (1)	Total
Recurring fair value measurements - Assets
Trading securities:
Non-MBS:
GSE obligations	$—	$119,676	$—	$—	$119,676
Total trading securities	$—	$119,676	$—	$—	$119,676
AFS securities:
Non-MBS:
U.S. Treasury obligations	$—	$4,912,280	$—	$—	$4,912,280
GSE and TVA obligations	—	834,063	—	—	834,063
State or local agency obligations	—	174,833	—	—	174,833
MBS:
U.S. obligations single-family	—	1,303,882	—	—	1,303,882
GSE single-family	—	4,547,773	—	—	4,547,773
GSE multifamily	—	6,314,368	—	—	6,314,368
Private label	—	—	102,128	—	102,128
Total AFS securities	$—	$18,087,199	$102,128	$—	$18,189,327
Derivative assets:
Interest rate related	$—	$79,097	$—	$271,014	$350,111
Mortgage delivery commitments	—	6	—	—	6
Total derivative assets	$—	$79,103	$—	$271,014	$350,117
Total recurring assets at fair value	$—	$18,285,978	$102,128	$271,014	$18,659,120
Recurring fair value measurements - Liabilities
Derivative liabilities:
Interest rate related	$—	$126,233	$—	$(124,837)	$1,396
Mortgage delivery commitments	—	598	—	—	598
Total recurring liabilities at fair value	$—	$126,831	$—	$(124,837)	$1,994
Non-recurring fair value measurements - Assets
Impaired mortgage loans held for portfolio	$—	$—	$10,751	$—	$10,751
REO	—	—	328	—	328
Total non-recurring assets at fair value	$—	$—	$11,079	$—	$11,079
Note:
(1) Amounts represent the application of the netting requirements that allow the Bank to settle positive and negative positions and also cash collateral and related accrued interest held or placed by the Bank with the same clearing agent and/or counterparties.

Notes to Unaudited Financial Statements (continued)
Level 3 Disclosures for Assets and Liabilities That Are Measured at Fair Value on a Recurring Basis. The following table presents a reconciliation of assets and liabilities that are measured at fair value on the Statements of Condition using significant unobservable inputs (Level 3) for the nine months ended September 30, 2026 and 2025. For instruments carried at fair value, the Bank reviews the fair value hierarchy classifications each quarter. Changes in the observability of the valuation attributes may result in a reclassification of certain financial assets or liabilities. Such reclassifications are reported as transfers in/out at fair value in the quarter in which the changes occur. There were no Level 3 transfers during the first nine months of 2026 or 2025.

	AFS Private Label MBS
	Three months ended September 30,		Nine months ended September 30,
(in thousands)	2026	2025	2026	2025
Balance, beginning of period	$95,605	$107,813	$102,128	$113,495
Total gains (losses) (realized/unrealized) included in:
(Provision) reversal for credit losses	(1,662)	(245)	(3,908)	(1,738)
Accretion of credit losses in interest income	1,030	1,112	3,178	2,991
Net unrealized gains (losses) on AFS in OCI	(1,590)	7	(2,610)	(990)
Settlements:
Settlements	(1,867)	(3,520)	(7,272)	(8,591)
Balance, end of period	$91,516	$105,167	$91,516	$105,167
Total amount of gains for the periods presented included in earnings attributable to the change in unrealized gains (losses) relating to assets and liabilities still held at September 30	$(632)	$867	$(730)	$1,254
Change in unrealized gains (losses) for the period included in other comprehensive income (loss) for assets held at September 30	$(1,590)	$7	$(2,610)	$(991)

Notes to Unaudited Financial Statements (continued)
Note 10 – Commitments and Contingencies

The following table presents the Bank’s various off-balance sheet commitments which are described in detail below. The Bank deemed it unnecessary to record any liabilities for credit losses on these commitments at September 30, 2026 and December 31, 2025, based on the Bank’s credit extension and collateral policies.

(in thousands)	September 30, 2026			December 31, 2025
Notional amount	Expiration Date Within One Year	Expiration Date After One Year	Total	Total
Standby letters of credit outstanding (1) (2)	$30,569,320	$25,235	$30,594,555	$27,511,140
Commitments to fund additional advances	—	—	—	—
Commitments to purchase mortgage loans	43,829	—	43,829	33,276
Unsettled consolidated obligation discount notes, at par	610,000	—	610,000	—
Unsettled consolidated obligation bonds, at par	1,770,000	—	1,770,000	1,059,000
Notes:
(1) Excludes approved requests to issue future standby letters of credit of $78.8 million at September 30, 2026 and $0.9 million at December 31, 2025.
(2) Letters of credit in the amount of $6.8 billion at September 30, 2026 and $7.3 billion at December 31, 2025, have renewal language that permits the letter of credit to be renewed for an additional period with a maximum renewal period of approximately five years.

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

    Unearned fees related to standby letters of credit are recorded in other liabilities and had a balance of $5.4 million at September 30, 2026 and $5.0 million at December 31, 2025.

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

The Bank did not have legally binding or unconditional unused lines of credit for advances at September 30, 2026 or December 31, 2025. However, within the Bank’s Rollover (weekly/monthly) advance product, there were conditional lines of credit outstanding of $9.7 billion at September 30, 2026 and $10.9 billion at December 31, 2025.

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

Item 4: Controls and Procedures

Disclosure Controls and Procedures

Under the supervision and with the participation of the Bank’s management, including the chief executive officer and chief financial officer (principal financial officer), the Bank conducted an evaluation of its disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended. Based on this evaluation, the Bank’s chief executive officer and chief financial officer (principal financial officer) concluded that the Bank’s disclosure controls and procedures were effective as of September 30, 2026.

Management’s Report on Internal Control Over Financial Reporting

There have been no changes in internal control over financial reporting that occurred during the third quarter of 2026 that have materially affected, or are reasonably likely to materially affect, the Bank’s internal control over financial reporting.

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

By: /s/ William A. List
William A. List
Chief Financial Officer
(Principal Financial Officer and Authorized Officer)

By: /s/ Matthew A. Cooper
Matthew A. Cooper
Chief Accounting Officer
(Principal Accounting Officer and Authorized Officer)

Date: November 3, 2026